Form 10-Q
period 2016-03-31
Triton International Ltd
filed 2016-06-23
CIK 1660734

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                             to

Commission file number - 333-208757

TRITON INTERNATIONAL LIMITED

(Exact name of registrant as specified in the charter)

Bermuda (State or other jurisdiction of incorporation or organization)	98-1276572 (I.R.S. Employer Identification Number)

c/o Triton Container International Limited, Canon's Court 22 Victoria Street, Hamilton HM 12, Bermuda (Address of principal executive office)

(441) 295-2287 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☒    NO ☐

As of June 23, 2016, there were 100 common shares, par value $0.01 per share, outstanding.

Explanatory Note

Triton International Limited (the “Company” or “we”) is a Bermuda exempted company and wholly owned subsidiary of Triton Container International Limited, a Bermuda exempted company (“Triton”), and was formed on September 29, 2015 for the purpose of effecting the pending business combination of Triton and TAL International Group, Inc., a Delaware corporation (“TAL”), pursuant to the Transaction Agreement, dated as of November 9, 2015 (as it may be amended or otherwise modified from time to time, the “Transaction Agreement”), by and among Triton, the Company, TAL, Ocean Delaware Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of the Company (“Delaware Merger Sub”), and Ocean Bermuda Sub Limited, a Bermuda exempted company and direct wholly owned subsidiary of the Company (“Bermuda Merger Sub”). Upon the terms and subject to the conditions set forth in the Transaction Agreement, Bermuda Merger Sub will merge with and into Triton, with Triton as the surviving corporation (the “Triton Merger), and, immediately thereafter, Delaware Merger Sub will merge with and into TAL, with TAL as the surviving corporation (together with the Triton Merger, the “Mergers”). Upon the closing of the Mergers, both Triton and TAL will be wholly owned subsidiaries of the Company. Upon the terms and subject to the conditions set forth in the Transaction Agreement, former Triton shareholders will own approximately 55% of the equity of the Company and former TAL stockholders will own approximately 45% of the equity of the Company upon the consummation of the Mergers.

In this Quarterly Report on Form 10-Q, the Company is reporting the financial statements, including the notes thereto, for the quarter ended March 31, 2016. Events subsequent to March 31, 2016 are not reflected in this Quarterly Report on Form 10-Q.

ITEM 1.	FINANCIAL STATEMENTS

Triton International Limited and its Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS:
Prepaid assets	$12,632	—
Total current assets	$12,632	—
Total assets	$12,632	—

LIABILITIES AND SHAREHOLDER’S EQUITY:
Accounts payable	—	10,725
Total current liabilities	—	10,725
Total liabilities	—	10,725
Shareholder’s equity:
Common shares, $0.01 par value, 100 shares authorized, and 100 shares issued respectively	1	1
Receivable from Triton for common shares	(1)	(1)
Additional paid-in capital	27,567	—
Accumulated (deficit)	(14,935)	(10,725)
Total shareholder’s equity	12,632	(10,725)
Total liabilities and shareholder’s equity	$12,632	—

See the accompanying notes to the unaudited consolidated financial statements.

Triton International Limited and its Subsidiaries

Consolidated Statement of Operations

(Unaudited)

Three Months Ended March 31, 2016
Revenues:
Revenues	$—
Total revenues	—

Operating expenses:
Administrative expenses	4,210
Operating expenses	—
Total operating expenses	4,210
Operating (loss)	(4,210)
Other expenses:
Other expenses	—
Total other expenses	—
(Loss) before income taxes	(4,210)
Tax expense	—
Net (loss)	$(4,210)

Net (loss) per common share—Basic	$(42.10)
Net (loss) per common share—Diluted	$(42.10)
Cash dividends paid per common share	$—
Weighted average number of common shares outstanding—Basic	100
Dilutive share options and restricted shares	—
Weighted average number of common shares outstanding—Diluted	100

See the accompanying notes to the unaudited consolidated financial statements.

Triton International Limited and its Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

Three Months Ended March 31, 2016
Cash flows from operating activities:
Net (loss)	$(4,210)
Adjustments to reconcile net income:
Expenses paid by Triton on behalf of the Company	27,567
Changes in assets and liabilities:
Increase in prepaid assets	(12,632)
Decrease in accounts payable	(10,725)
Net cash provided by operating activities	—
Cash flows from investing activities:
Net cash provided by investing activities	—
Cash flows from financing activities:
Net cash provided by financing activities	—
Net increase in cash and cash equivalents	$—
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$—
Supplemental non-cash activities:
Capital contribution from Triton in the form of expenses paid on behalf of the Company	$27,567

See the accompanying notes to the unaudited consolidated financial statements.

TRITON INTERNATIONAL LIMITED AND ITS SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Basis of Presentation

A.            Organization

The Company is a Bermuda exempted company and wholly owned subsidiary of Triton that was formed on September 29, 2015. On November 9, 2015, Triton and TAL jointly announced that they had entered into the Transaction Agreement, pursuant to which Triton and TAL will, upon the terms and subject to the conditions set forth therein, combine in a stock-for-stock, merger of equals transaction. This transaction, which has been unanimously approved by each of the boards of directors of Triton and TAL, is expected to create the world’s largest lessor of intermodal freight containers.

The Company has filed a Registration Statement on Form S-4 (Registration No. 333-208757), which was declared effective by the Securities and Exchange Commission (the “SEC”) on May 9, 2016 (as amended, the “Registration Statement”). The Company has not commenced operations, has no significant assets or liabilities and has not conducted any material activities other than those incidental to its formation and those undertaken in connection with the transactions contemplated by the Transaction Agreement. Upon the terms and subject to the conditions set forth in the Transaction Agreement, Triton and TAL will combine under the Company, which is and will continue to be domiciled in Bermuda. Company common shares are expected to be listed on the New York Stock Exchange. Upon the terms and subject to the conditions set forth in the Transaction Agreement, former Triton shareholders will own approximately 55% of the equity of the Company and former TAL shareholders will own approximately 45% of the equity of the Company upon the consummation of the Mergers.

Upon the consummation of the Mergers, the Company, through its subsidiaries, will lease intermodal transportation equipment, primarily maritime containers, and provide maritime container management services through a worldwide network of offices, third-party depots and other facilities. The Company will, upon the consummation of the Mergers, operate in both international and U.S. markets. It is expected that the majority of the Company’s business will be derived from leasing its containers to shipping line customers through a variety of long-term and short-term contractual lease arrangements. The Company will also, upon the consummation of the Mergers, sell its own containers and containers purchased from third parties for resale.

B.            Basis of Presentation

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reporting period and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Net loss is equal to comprehensive loss.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has filed the Registration Statement, which was declared effective by the SEC on May 9, 2016. The Company has not commenced operations, has no significant assets or liabilities and has not conducted any material activities other than those incidental to its formation and those undertaken in connection with the transactions contemplated by the Transaction Agreement.

Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “will,” “may,” “would” and similar statements of a future or forward-looking nature may be used to identify forward-looking statements. All forward-looking statements address matters that involve risks and uncertainties, many of which are beyond the Company’s, TAL’s and Triton’s control. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements and, therefore, you should not place undue reliance on any such statements.

These factors include, without limitation, economic, business, competitive, market and regulatory conditions and the following: uncertainty as to whether TAL and Triton will be able to consummate the Mergers on the terms set forth in the Transaction Agreement; uncertainty as to the availability of appraisal rights in connection with the proposed combination; uncertainty as to the market value of the consideration to be received by TAL and Triton shareholders in the Mergers; failure to realize the anticipated benefits of the Mergers, including as a result of a delay in completing the Mergers or a delay or difficulty in integrating the businesses of TAL and Triton; uncertainty as to the long-term value of the Company’s common shares; the expected amount and timing of cost savings and operating synergies resulting from the Mergers; failure to receive the approval of the stockholders of TAL for the Mergers; decreases in the demand for leased containers; decreases in market leasing rates for containers; difficulties in re-leasing containers after their initial fixed-term leases; their customers’ decisions to buy rather than lease containers; their dependence on a limited number of customers for a substantial portion of their revenues; customer defaults; decreases in the selling prices of used containers; extensive competition in the container leasing industry; difficulties stemming from the international nature of their businesses; decreases in the demand for international trade; disruption to their operations resulting from the political and economic policies of foreign countries, particularly China; disruption to their operations from failures of or attacks on their information technology systems; their compliance with laws and regulations related to security, anti-terrorism, environmental protection and corruption; their ability to obtain sufficient capital to support their growth; restrictions on their businesses imposed by the terms of their debt agreements; and other risks and uncertainties, including those risk factors set forth in the section entitled “Risk Factors” beginning on page 34 of the proxy statement/prospectus included in the Registration Statement and those risk factors set forth in Part I, Item 1A of TAL’s Annual Report on Form 10-K for the year ended December 31, 2015.

The foregoing list of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein and elsewhere. Any forward-looking statements made herein are qualified in their entirety by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, TAL, Triton, the Company or their respective businesses or operations. Except to the extent required by applicable law, we undertake no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the period covered by this Quarterly Report on Form 10-Q, the Company did not conduct any material activities other than those incidental to its formation and those undertaken in connection with the transactions contemplated by the Transaction Agreement, and therefore did not incur any significant interest rate risk, liquidity risk, credit risk, foreign currency exchange rate risk or other relevant market risks.

ITEM 4.    CONTROLS AND PROCEDURES.

Our management, with the participation of our President and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the President and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Exchange Act) were effective.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.    RISK FACTORS.

During the period covered by this Quarterly Report on Form 10-Q, the Company did not conduct any material activities other than those incidental to its formation and those undertaken in connection with the transactions contemplated by the Transaction Agreement, and therefore did not incur any significant risks. For information regarding risks related to the Mergers, risks related to the Company after the consummation of the Mergers and other risks, please see the risk factors set forth in the section entitled “Risk Factors” beginning on page 34 of the proxy statement/prospectus included in the Registration Statement and the risk factors set forth in Part I, Item 1A of TAL’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 5.     OTHER INFORMATION.

During 2013 and 2014, KPMG member firms of KPMG International Cooperative provided bookkeeping services to two of Triton’s subsidiaries as well as payroll or corporate secretarial services to such subsidiaries, which are prohibited under SEC independence rules. Such services were terminated in July 2014 and fees were insignificant. The financial results of these Triton subsidiaries were de minimis individually and in the aggregate to Triton’s consolidated financial results and therefore were not subject to audit procedures as part of KPMG LLP’s audits of Triton’s consolidated financial statements.

Further, during 2014, 2015 and through March 2016, a KPMG member firm of KPMG International Cooperative provided an ongoing monitoring function to a controlled affiliate of Warburg Pincus, an affiliate of Triton, which is prohibited under SEC independence rules. Fees for such impermissible service were insignificant. The ongoing monitoring function was provided to an entity not included in Triton’s consolidated financial statements, and therefore the impermissible service did not have an impact on the financial accounting and reporting or internal control over financial reporting of Triton.

While providing these non-audit services is not permitted under SEC independence rules, KPMG LLP and Triton’s Audit Committee have concluded that these matters did not affect KPMG LLP’s ability to be objective and apply impartial judgment in its audits of Triton’s 2015, 2014 and 2013 consolidated financial statements, and its auditor review procedures for the three-month period ended March 31, 2016.

There was also a financial relationship between KPMG and the Chairman of Triton’s Audit Committee which is prohibited under SEC independence rules. The Chairman of Triton’s Audit Committee, a former KPMG LLP Partner who retired as CEO of KPMG International in 2006, and who joined the Triton Board on February 16, 2012, received benefits from a non-funded KPMG LLP plan which were not material to him. KPMG LLP funded the benefit in a rabbi trust on August 28, 2014 prior to being engaged to perform audit work under PCAOB standards. KPMG LLP has received concurrence of each of the other Triton audit committee members with its conclusion that the prior financial relationship with the Chairman of Triton’s Audit Committee does not negatively impact the ability of the Triton audit engagement team to be objective and capable of exercising impartial judgment in the conduct of the audits and interim reviews.

ITEM 6.    EXHIBITS.

Exhibit Number	Exhibit Description
2.1	Transaction Agreement, dated as of November 9, 2015, by and among TAL International Group, Inc., Triton International Limited, Triton Container International Limited, Ocean Delaware Sub, Inc. and Ocean Bermuda Sub Limited (incorporated by reference from Annex A to Triton International Limited’s Registration Statement on Form S-4 filed on December 24, 2015 (File No. 333-208757))†
3.1*	Memorandum of Association of Triton International Limited
3.2*	Bye-laws of Triton International Limited
31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Instance Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
†	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish the omitted schedules to the U.S. Securities and Exchange Commission upon request by the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRITON INTERNATIONAL LIMITED

June 23, 2016	By:	/s/ IAN R. SCHWARTZ
	Name:	Ian R. Schwartz
	Title:	Vice President and General Counsel

	By:	/s/ STEPHEN N. CONTROULIS
	Name:	Stephen N. Controulis
	Title:	Chief Financial Officer (Principal Financial Officer)