Form 10-Q
period 2016-06-30
Triton International Ltd
filed 2016-08-15
CIK 1660734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2016
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                             to
Commission file number- 001-37827
TRITON INTERNATIONAL LIMITED
(Exact name of registrant as specified in the charter)

Bermuda (State or other jurisdiction of incorporation or organization)	98-1276572 (I.R.S. Employer Identification Number)

22 Victoria Street, Hamilton HM 12, Bermuda (Address of principal executive office)

(441) 295-2287 (Registrant's telephone number including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☐    No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
As of August 8, 2016, there were 73,912,686 common shares, par value $0.01 per share, outstanding.

Explanatory Note
On July 12, 2016, Triton International Limited, a Bermuda exempted limited liability company ("Triton" or the "Company"), Triton Container International Limited, a Bermuda exempted limited liability company ("TCIL"), TAL International Group, Inc., a Delaware corporation ("TAL"), Ocean Delaware Sub, Inc., a Delaware corporation and direct wholly-owned subsidiary of Triton (“Delaware Merger Sub”), and Ocean Bermuda Sub Limited, a Bermuda exempted limited liability company and direct wholly-owned subsidiary of Triton (“Bermuda Merger Sub”), completed the previously announced transactions contemplated by the transaction agreement, dated as of November 9, 2015, by and among Triton, TCIL, TAL, Delaware Merger Sub and Bermuda Merger Sub (the “mergers”). On the day of completion of the mergers, both TCIL and TAL became wholly owned subsidiaries of Triton with former TCIL shareholders owning approximately 55% and former TAL stockholders owning approximately 45% of the outstanding equity of the Company.
On July 12, 2016, Triton filed a registration statement on Form 8-A, registering its common shares, par value $0.01 per share ("Triton Common Shares"), pursuant to Section 12(b) of the Securities Exchange Act of 1934, (the “Exchange Act”). As a result, Triton is subject to the reporting requirements under the Exchange Act, and the rules and regulations promulgated thereunder. On July 13, 2016, Triton Common Shares began regular-way trading on the NYSE under the ticker symbol “TRTN”.
Prior to the combination, TCIL shares were not registered shares under the Exchange Act and therefore, TCIL was not subject to the reporting requirements under the Exchange Act. It was determined that TCIL is the accounting acquirer and as such, Triton is providing supplemental disclosures in Appendix I regarding TCIL, pursuant to instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial statements. As TCIL is the accounting acquirer and predecessor of Triton, TCIL’s results will be included for the full year and the accounting policies and practices of TCIL will be applied by Triton after the merger. TAL’s results will be included in Triton’s consolidated results effective July 13, 2016.
As a result of the combination, TAL is no longer subject to the reporting requirements under the Exchange Act. However, in order to provide continuity of information to investors, Triton is providing supplemental disclosures in Appendix II regarding TAL, pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial statements. The information contained in Appendix II is incorporated by reference and should be read in conjunction with this Triton Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (the “Form 10-Q”).
Since the combination was completed after the end of the June 30, 2016 quarter covered by the Form 10-Q, the Form 10-Q reflects the results of Triton for periods prior to the combination. The information contained in Appendix I and II reflects the individual results of TCIL and TAL for periods prior to the combination and does not include any adjustments that may be required as a result of the application of the acquisition method of accounting.

TRITON INTERNATIONAL LIMITED

ITEM 1.    FINANCIAL STATEMENTS
Triton International Limited and its subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS:
Prepaid assets	$8	$—
Total current assets	8	—
Total assets	$8	$—

LIABILITIES AND SHAREHOLDER'S EQUITY:
Accounts payable	$—	$11
Total current liabilities	—	11
Total liabilities	—	11
Shareholder's equity:
Common shares, $0.01 par value, 100 shares authorized, and 100 shares issued respectively	—	—
Receivable from TCIL common shares	—	—
Additional paid-in capital	44	—
Accumulated (deficit)	(36)	(11)
Total shareholder's equity	8	(11)
Total liabilities and shareholder's equity	$8	$—

See the accompanying notes to the unaudited consolidated financial statements.

Triton International Limited and its subsidiaries
Consolidated Statements of Operations
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Revenues:
Revenues	$—	$—
Total revenues	—	—

Operating expenses:
Administrative expenses	21	25
Operating expenses	—	—
Total operating expenses	21	25
Operating (loss)	(21)	(25)
Other expenses:
Other expenses	—	—
Total other expenses	—	—
(Loss) before income taxes	(21)	(25)
(Loss) tax expense	—	—
Net (loss)	$(21)	$(25)
Net (loss) per common share—Basic	$(210)	$(250)
Net (loss) per common share—Diluted	$(210)	$(250)
Cash dividends paid per common share	$—	$—
Weighted average number of common shares outstanding—Basic	100	100
Dilutive share options and restricted shares	—	—
Weighted average number of common shares outstanding—Diluted	100	100

See the accompanying notes to the unaudited consolidated financial statements.

Triton International Limited and its subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

Six Months Ended June 30, 2016
Cash flows from operating activities:
Net loss	$(25)
Adjustments to reconcile net loss:
Expenses paid by TCIL on behalf of Triton	44
Changes in assets and liabilities:
Increase in prepaid assets	(8)
Decrease in accounts payable	(11)
Net cash provided by operating activities	—
Cash flows from investing activities:
Net cash provided by investing activities	—
Cash flows from financing activities:
Net cash provided by financing activities	—
Net increase in unrestricted cash and cash equivalents	$—
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$—
Supplemental non-cash activities:
Capital contribution from TCIL in the form of expenses paid on behalf of Triton	$44

See the accompanying notes to the unaudited consolidated financial statements.

Triton International Limited and its subsidiaries
Notes to Consolidated Financial Information
(Dollars in Thousands Except Per Share Data)

Note 1.    Organization and Basis of Presentation
A. Organization
Triton International Limited ("Triton" or the "Company") is a Bermuda exempted company and as of June 30, 2016, was a wholly owned subsidiary of Triton Container International Limited, a Bermuda exempted limited liability company ("TCIL"), which was formed for the purpose of effecting the business combination of TCIL and TAL International Group, Inc. a Delaware corporation ("TAL"), pursuant to the transaction agreement, dated as of November 9, 2015.

As of June 30, 2016, Triton had not commenced operations, had no significant assets or liabilities and had not conducted any material activities, other than those incidental to its formation and those undertaken in connection with the transactions pursuant to the transaction agreement.

On July 12, 2016, the transactions contemplated by the transaction agreement (the "mergers") were approved by the stockholders of TAL and became effective. Immediately following the completion of the mergers, former TCIL shareholders owned approximately 55% of the outstanding equity of the Company and former TAL stockholders owned approximately 45% of the outstanding equity of the Company. The Company, through its subsidiaries, leases intermodal transportation equipment, primarily maritime containers, and provide maritime container management services through a worldwide network of offices, third-party depots and other facilities. Triton operates in both international and U.S. markets. The majority of Triton's business is derived from leasing its containers to shipping line customers through a variety of long-term and short-term contractual lease arrangements. Triton also sells its own containers and containers purchased from third parties for resale.

Since the mergers were completed after the end of the second quarter ended June 30, 2016, this Form 10-Q reflects the results of Triton on a stand-alone basis for periods prior to the mergers.
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
Note 2.    Subsequent Events
Mergers and Closing
On July 12, 2016, Triton, TCIL, TAL, Ocean Delaware Sub, Inc., a Delaware corporation and direct wholly-owned subsidiary of Triton (“Delaware Merger Sub”), and Ocean Bermuda Sub Limited, a Bermuda exempted limited liability company and direct wholly-owned subsidiary of Triton (“Bermuda Merger Sub”), completed the previously announced transactions contemplated by the transaction agreement, dated as of November 9, 2015, by and among Triton, TCIL, TAL, Delaware Merger Sub and Bermuda Merger Sub.
Pro Forma Results
The pro forma information reflects the “acquisition” method of accounting in accordance with the FASB issued Accounting Standards Topic No. 805, Business Combinations (“ASC No. 805”). TCIL has been treated as the acquirer in the mergers for accounting purposes. In making the determination of the accounting acquirer, TCIL considered all pertinent information and facts related to the combined entity as identified by ASC No. 805-10-55-12 to 15, which included relative voting rights, presence of a large minority interest, composition of the Board of Directors and senior management, terms of the exchange of equity interests, and relative size. In the aggregate, it was concluded that factors such as the TCIL's 55% voting rights in the combined entity, after considering certain voting limitations, the presence of a large minority voting interest concentrated within the former Company shareholders and the relative size of TCIL in relation to TAL, indicated that TCIL should be the accounting acquirer. As the accounting acquirer, the unaudited pro forma combined financial information reflects TCIL's accounting for the transaction by

Triton International Limited and its subsidiaries
Notes to Consolidated Financial Information
(Dollars in Thousands Except Per Share Data)

using TCIL's historical information and adding TAL’s assets and liabilities at their estimated fair values as of June 30, 2016, based on available information and upon assumptions that management believes are reasonable in order to reflect, on a pro forma basis, the impact of the transaction on the historical financial statements. These amounts are preliminary and may be subject to refinements as additional information becomes available.
The consideration for the transaction was paid out in common shares of Triton. TAL stockholders received one common share of Triton in exchange for each share of TAL common stock. TCIL's shareholders received 0.7986554526 Triton common shares for each of TCIL's common share based on a formula that resulted in former TAL stockholders holding approximately 45%, and former TCIL shareholders holding approximately 55%, of Triton common shares issued and outstanding immediately after the consummation of the mergers.
The fair value of the consideration, or the purchase price, in the unaudited pro forma financial information is approximately $510,280. This amount was derived based on 33,395,291 outstanding shares of TAL common stock as of July 12, 2016 inclusive of 408,000 shares of restricted stock that was converted to common shares of Triton at closing, the exchange ratio and a price per share of TAL common stock of $15.28, which represents the closing price of TAL's common stock on July 12, 2016.
TCIL allocated the purchase price paid by TCIL to the fair value of the TAL assets acquired and liabilities assumed based on preliminary estimates. The pro forma purchase price allocation below has been developed based on preliminary estimates of fair value using the historical financial statements of TAL as of June 30, 2016. In addition, the allocation of the purchase price to acquire tangible and intangible assets is based on preliminary fair value estimates and is subject to final management analysis, with the assistance of third-party valuation advisers.
The residual amount of the purchase price after the preliminary allocation to identifiable intangibles has been allocated to goodwill. The actual amounts recorded when the final allocations are complete may differ materially from the pro forma amounts presented below:

Net assets acquired:	(in thousands)
Unrestricted cash and cash equivalents	$54,331
Restricted cash	28,358
Accounts receivable, net	91,358
Container rental equipment	3,083,796
Net investment in direct financing leases	162,144
Equipment held for sale	80,682
Goodwill	153,605
Other assets	12,979
Intangible assets	361,754
Accounts payable and other accrued expenses	(47,992)
Derivative instruments	(67,191)
Container rental equipment payable	(8,304)
Deferred income tax liability	(308,974)
Debt, net of deferred financing costs	(3,086,266)
Total consideration	$510,280

The following table provides the unaudited pro forma results of operations, which gives effect to the transaction as if it had occurred on the first day of the earliest period presented (January 1, 2015). The pro forma results of operations reflects adjustments (i) to adjust amortization and depreciation expense resulting from the write-down of leasing equipment to fair value and the fair value of operating lease contracts over the current market rate as a result of purchase accounting and (ii) to eliminate non-recurring charges that were incurred in connection with the transactions including acquisition-related share-based compensation, transaction costs related to legal, accounting, and other advisory fees, and transaction costs related to retention and benefit costs.

Triton International Limited and its subsidiaries
Notes to Consolidated Financial Information
(Dollars in Thousands Except Per Share Data)

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
Total revenues	$546,400	$593,159
Net income (loss)	$6,993	$108,183
Quarterly Dividend
On August 11, 2016, the Company's Board of Directors approved and declared a $0.45 per share quarterly cash dividend on its issued and outstanding common stock, payable on September 22, 2016 to shareholders of record at the close of business on September 8, 2016.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On July 12, 2016, TCIL and TAL completed a strategic combination. Upon completion of this transaction, TCIL and TAL became wholly owned subsidiaries of Triton.
Prior to the completion of the mergers, the Company has not conducted any material activities other than those incidental to the formation and those undertaken in connection with the transactions contemplated by the transaction agreement.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

ITEM 4.    CONTROLS AND PROCEDURES.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Exchange Act) were effective.
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during our fiscal quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1A.    RISK FACTORS.
During the period covered by this Quarterly Report on Form 10-Q, the Company did not conduct any material activities other than those incidental to its formation and those undertaken in connection with the transactions contemplated by the transaction agreement, and therefore did not incur any significant risks. For information regarding risks related to the mergers, risks related to the Company after the consummation of the mergers and other risks, please see the risk factors set forth in the section entitled “Risk Factors” beginning on page 34 of the proxy statement/prospectus included in the Registration Statement on Form S-4.

ITEM 6.    EXHIBITS.

Exhibit Number	Exhibit Description
31.1*	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1*	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Instance Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
______________________________________________________________________________

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRITON INTERNATIONAL LIMITED

August 15, 2016	By:	/s/ BRIAN SONDEY
	Name:	Brian Sondey
	Title:	Chief Executive Officer

	By:	/s/ JOHN BURNS
	Name:	John Burns
	Title:	Chief Financial Officer (Principal Financial Officer)

Appendix I and II
Explanatory Note
On July 12, 2016, Triton International Limited, a Bermuda exempted limited liability company ("Triton" or the "Company"), Triton Container International Limited, a Bermuda exempted limited liability company ("TCIL"), TAL International Group, Inc., a Delaware corporation ("TAL"), Ocean Delaware Sub, Inc., a Delaware corporation and direct wholly-owned subsidiary of Triton (“Delaware Merger Sub”), and Ocean Bermuda Sub Limited, a Bermuda exempted limited liability company and direct wholly-owned subsidiary of Triton (“Bermuda Merger Sub”), completed the previously announced transactions contemplated by the transaction agreement, dated as of November 9, 2015, by and among Triton, TCIL, TAL, Delaware Merger Sub and Bermuda Merger Sub (the “mergers”). On the day of completion of the mergers, both TCIL and TAL became wholly owned subsidiaries of Triton with former TCIL shareholders owning approximately 55% and former TAL stockholders owning approximately 45% of the outstanding equity of the Company.
On July 12, 2016, Triton filed a registration statement on Form 8-A, registering its common shares, par value $0.01 per share ("Triton Common Shares"), pursuant to Section 12(b) of the Securities Exchange Act of 1934, (the “Exchange Act”). As a result, Triton is subject to the reporting requirements under the Exchange Act, and the rules and regulations promulgated thereunder. On July 13, 2016, Triton Common Shares began regular-way trading on the NYSE under the ticker symbol “TRTN”.
Prior to the combination, TCIL shares were not registered shares under the Exchange Act and therefore, TCIL was not subject to the reporting requirements under the Exchange Act. It was determined that TCIL is the accounting acquirer and as such, Triton is providing supplemental disclosures in Appendix I regarding TCIL, pursuant to instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial statements. As TCIL is the accounting acquirer and predecessor of Triton, TCIL’s results will be included for the full year and the accounting policies and practices of TCIL will be applied by Triton after the merger. TAL’s results will be included in Triton’s consolidated results effective July 13, 2016.
As a result of the combination, TAL is no longer subject to the reporting requirements under the Exchange Act. However, in order to provide continuity of information to investors, Triton is providing supplemental disclosures in Appendix II regarding TAL, pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial statements. The information contained in Appendix II is incorporated by reference and should be read in conjunction with this Triton Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (the “Form 10-Q”).
Since the combination was completed after the end of the June 30, 2016 quarter covered by the Form 10-Q, the Form 10-Q reflects the results of Triton for periods prior to the combination. The information contained in Appendix I and II reflects the individual results of TCIL and TAL for periods prior to the combination and does not include any adjustments that may be required as a result of the application of the acquisition method of accounting.

Triton Container International Limited and Subsidiaries

TRITON CONTAINER INTERNATIONAL LIMITED AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS:
Leasing equipment, net of accumulated depreciation and allowances of $1,651,513 and $1,566,963	$4,189,723	$4,362,043
Net investment in finance leases	64,664	68,107
Revenue earning assets	4,254,387	4,430,150
Unrestricted cash and cash equivalents	89,788	56,689
Restricted cash	20,918	22,575
Accounts receivable, net of allowances of $7,143 and $8,297	127,346	127,676
Other assets	36,126	37,911
Fair value of derivative instruments	—	2,153
Total assets	$4,528,565	$4,677,154
LIABILITIES AND SHAREHOLDERS' EQUITY:
Equipment purchases payable	$1,232	$12,128
Fair value of derivative instruments	6,833	257
Accounts payable and other accrued expenses	115,934	120,033
Debt, net of unamortized deferred financing costs of $21,279 and $19,024	3,021,044	3,166,903
Total liabilities	3,145,043	3,299,321
Equity:
Class A common shares, $0.01 par value; 294,000,000 authorized, 44,537,630 and 44,535,732 issued and outstanding	445	445
Class B common shares, $0.01 par value; 6,000,000 authorized, issued and outstanding	60	60
Additional paid-in capital	177,054	176,088
Accumulated earnings	1,059,318	1,044,402
Accumulated other comprehensive (loss)	(3,810)	(3,666)
Noncontrolling interests	150,455	160,504
Total equity	1,383,522	1,377,833
Total liabilities and equity	$4,528,565	$4,677,154

See accompanying notes to unaudited consolidated financial statements.

TRITON CONTAINER INTERNATIONAL LIMITED AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars and shares in thousands, except earnings per share)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Leasing revenues:
Operating leases	$156,367	$176,986	$317,362	$355,137
Finance leases	1,966	2,003	3,996	3,983
Total leasing revenues	158,333	178,989	321,358	359,120

(Loss) gain on sale of leasing equipment, net	(1,930)	1,077	(3,767)	6,325

Operating expenses:
Depreciation and amortization	81,132	71,040	160,276	140,120
Direct operating expenses	12,015	13,506	26,482	26,122
Administrative expenses	13,166	14,367	27,679	29,730
Transaction and other non-recurring costs	3,537	4,173	6,948	9,956
(Reversal of) provision for doubtful accounts	(52)	84	(171)	(2,132)
Total operating expenses	109,798	103,170	221,214	203,796
Operating income	46,605	76,896	96,377	161,649
Other expenses:
Interest and debt expense	33,491	35,929	67,189	70,466
Realized loss on derivative instruments	749	1,438	1,403	3,013
Write-off of deferred financing costs	141	—	141	—
Loss (gain) on interest rate swaps, net	4,133	(2,059)	8,729	1,674
Other (income) expense, net	(756)	261	(989)	(265)
Total other expenses	37,758	35,569	76,473	74,888
Income before income taxes	8,847	41,327	19,904	86,761
Income tax expense	1,192	1,346	2,184	2,944
Net income	$7,655	$39,981	$17,720	$83,817
Less: income attributable to noncontrolling interest	$1,481	$3,740	$2,804	$6,706
Net income attributable to shareholders	$6,174	$36,241	$14,916	$77,111

See accompanying notes to unaudited consolidated financial statements.

TRITON CONTAINER INTERNATIONAL LIMITED AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited, dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$7,655	$39,981	$17,720	$83,817
Other comprehensive income (loss):
Foreign currency translation adjustments	(245)	29	(144)	(226)
Comprehensive income	7,410	40,010	17,576	83,591
Comprehensive income attributable to noncontrolling interests	(1,481)	(3,740)	(2,804)	(6,706)
Comprehensive income attributable to shareholders	$5,929	$36,270	$14,772	$76,885

See accompanying notes to unaudited consolidated financial statements.

TRITON CONTAINER INTERNATIONAL LIMITED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$17,720	$83,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	160,276	140,120
Amortization of deferred financing costs	2,672	2,851
Loss (gain) on sale of leasing equipment, net	3,767	(6,325)
Loss on interest rate swaps, net	8,729	1,674
Write-off of deferred financing costs	141	—
Stock compensation charge	2,288	8,102
Changes in operating assets and liabilities:
Other changes in operating assets and liabilities	(6,308)	(1,325)
Net cash provided by operating activities	189,285	228,914
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(64,098)	(302,853)
Proceeds from sale of equipment, net of selling costs	60,820	89,824
Cash collections on finance lease receivables, net of income earned	7,911	6,578
Other	(574)	(1,562)
Net cash provided by (used in) investing activities	4,059	(208,013)
Cash flows from financing activities:
Redemption of common shares	(376)	—
Financing fees paid under debt facilities	(5,068)	(2,972)
Borrowings under debt facilities	44,700	535,000
Payments under debt facilities and capital lease obligations	(188,304)	(535,061)
Decrease in restricted cash	1,656	3,873
Distributions to noncontrolling interests	(12,853)	(26,772)
Net cash (used in) provided by financing activities	(160,245)	(25,932)
Net increase (decrease) in unrestricted cash and cash equivalents	$33,099	$(5,031)
Unrestricted cash and cash equivalents, beginning of period	56,689	65,607
Unrestricted cash and cash equivalents, end of period	$89,788	$60,576
Supplemental non-cash investing activities:
Amounts incurred, but not yet paid, for container rental equipment purchased	$1,232	$16,889

See accompanying notes to unaudited consolidated financial statements.

TRITON CONTAINER INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)

1. Business and Summary of Significant Accounting Policies

(a)	Nature of Operations

Triton Container International Limited (“TCIL”) was founded in 1980, began operations in Bermuda in 1981 and was incorporated in 1985 as a Bermuda exempted limited liability company under the provisions of Section 14 of the Companies Act 1981 of Bermuda (as amended). TCIL operates and manages a worldwide fleet of intermodal marine dry van, refrigerated and specialized cargo containers (the “containers”) for its own account and on behalf of its container owning subsidiaries (the “container owners”) within its consolidated group (the “Company”). The container owners are comprised of Triton Container Investments LLC (“TCI”), Triton Container Finance LLC (“TCF”), Triton Container Finance II LLC (“TCF-II”), Triton Container Finance III LLC (“TCF-III”), Triton Container Finance IV LLC (“TCF-IV”) and Amphitrite II Ltd (“Amphitrite-II”).
TCIL operates and manages the containers pursuant to agreements with the container owners. These agreements govern the operation and management of the containers and allocation of the proceeds therefrom.

(b)	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). However, certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, although the Company believes that the disclosures are adequate such that the information presented herein is not misleading. These financial statements reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the consolidated balance sheets as of June 30, 2016 and December 31, 2015, the consolidated statements of income and the consolidated statements of comprehensive income for the three and for the six months ended June 30, 2016 and 2015, and the consolidated statements of cash flows for the six months ended June 30, 2016 and 2015. The results of operations for such periods are not necessarily indicative of the results for the six months ended June 30, 2016 and 2015.
These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this registration statement.
The consolidated statement of cash flows now reflects in investing activities the cash flows from direct finance leases, net of income earned.  This change in presentation on the consolidated statement of cash flows for the six month period ended June 30, 2015 resulted in a $3,983 increase in net cash provided by operating activities and a decrease in cash flows provided by (used in) investing activities from amounts previously reported.

(c)    New Accounting Pronouncements
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued and to disclose those conditions if management has concluded that substantial doubt exists. Subsequent to adoption, this guidance will need to be applied by management at the end of each annual period and interim period therein to determine what, if any, impact there will be on the consolidated financial statements in a given reporting period. These changes become effective for the Company for the 2016 annual period. Management has determined that the adoption of these changes will not have an impact on the consolidated financial statements as this standard is disclosure only.
In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU No. 2015-02”). This standard requires companies to reevaluate all legal entities under new consolidation guidance. The new guidance primarily amends the criteria companies use to evaluate whether they should consolidate certain variable interest entities that have fee arrangements and the criteria used to determine whether partnerships and similar entities are variable interest entities. The Company adopted ASU No. 2015-02 which has no impact on its income or cash flows or its financial position.

TRITON CONTAINER INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-03”), which was updated in August 2015 by Accounting Standards Update No. 2015-15, Imputation of Interest (Topic 835): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Agreements (“ASU No. 2015-15,” together with ASU No. 2015-03, the “ASU”). These standards change the presentation of debt issuance costs in the financial statements but do not affect the recognition and measurement of debt issuance costs. The ASU specify that debt issuance costs related to a note shall be reported in the balance sheet as a direct deduction from the face amount of that note and that amortization of debt issuance costs also shall be reported as interest expense. In addition, for debt issuance costs related to line-of-credit arrangements, the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These changes became effective for the Company as of December 31, 2015. The Company adopted ASU No. 2015-15 in conjunction with ASU No. 2015-03, which have no impact on its income or cash flows and no material impact on its financial position.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASC No. 2016-02”), that replaces existing lease guidance. The accounting applied by lessors under ASC No. 2016-02 is largely unchanged from previous U.S. GAAP. Some changes to the lessor accounting guidance were made to align both of the following: i) the lessor accounting guidance with certain changes made to the lessee accounting guidance and ii) key aspects of the lessor accounting model with revenue recognition guidance. These changes will become effective for the Company for periods beginning after December 15, 2018. The Company is currently evaluating the effect the guidance will have on the consolidated financial statements, but does not expect any material impact to its consolidated financial statements.
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2016-08”), amending previous updates regarding this topic. The effective date is interim periods beginning after December 15, 2017. Earlier application is permitted. The Company is evaluating the transition method that will be elected and the potential effects of adopting the provisions of ASU No. 2016-08.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective for the Company for periods beginning after December 15, 2016. The Company is currently evaluating the effect the guidance will have on the consolidated financial statements.

(d)	Use of Estimates
Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates are reviewed regularly by management and include valuation of accounts receivable, depreciable lives, residual values and the value of share-based compensation arrangements.
(e)    Reclassifications
Certain prior year balances were reclassified to conform to the current year’s presentation.

TRITON CONTAINER INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)

2. Operating Leases Revenue

The components of operating leases revenue for the periods indicated below were as follows:

	Three Months Ended
	June 30, 2016	June 30, 2015
Per diem	$146,891	$166,238
Ancillary	9,476	10,748
Total operating leases revenue	$156,367	$176,986

	Six Months Ended
	June 30, 2016	June 30, 2015
Per diem	$298,569	$334,267
Ancillary	18,793	20,870
Total operating leases revenue	$317,362	$355,137

3. Net Investment in Direct Financing Leases

The components of net investment in direct financing leases as of the dates indicated below were as follows:

	June 30, 2016	December 31, 2015
Future minimum lease payments receivable	$86,395	$91,488
Estimated residuals receivable	123	125
Less: Unearned income	(21,854)	(23,506)
Net investment in direct financing leases	$64,664	$68,107

4. Debt

The outstanding principal balances of the Company’s debt as of the dates indicated below were as follows:

	June 30, 2016	December 31, 2015
Revolving credit facilities	$107,250	$142,750
Term loans	318,950	331,500
Institutional notes	2,100,286	2,140,857
Asset-backed notes	504,813	557,144
Other secured financings	11,024	13,676
Total debt	$3,042,323	$3,185,927
Deferred financing costs	(21,279)	(19,024)
Debt, net of unamortized deferred financing costs	$3,021,044	$3,166,903

At June 30, 2016 and December 31, 2015, the Company was in compliance with all covenants in accordance with the terms of its debt agreements.
Notwithstanding the inclusion of the accounts of the container owners in these consolidated financial statements, the respective assets and credit (i.e., borrowing capacity) of the container owners are not available to directly satisfy the debts of TCIL or any other person.

TRITON CONTAINER INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)

At June 30, 2016 and December 31, 2015, the assets of the container owners totaled $1,032,729 and $1,108,209, respectively. At December 31, 2015, the credit of the container owners totaled $55,229.
TCF-III Series 2009-1 Notes
On April 8, 2016, TCF-III and the holders of the TCF-III Series 2009-1 Notes restructured the TCF-III Series 2009-1 Notes from a warehouse facility to a five-year amortizing term loan. Effective April 8, 2016, TCF-III was no longer able to borrow under the TCF-III Series 2009-1 Notes. The outstanding principal balance of the TCF-III Series 2009-1 Notes at closing was $316,743. The contractual interest rate of the TCF-III Series 2009‑1 Notes was modified from (x) one-month LIBOR, or the commercial paper rate, plus an applicable margin of 1.60% to (y) one-month LIBOR, or the commercial paper rate, plus an applicable margin of 2.00%.
Between May 31, 2016 and June 1, 2016, TCF-III entered into three interest rate swap agreements in order to fix the interest rate on a portion of the outstanding principal balance of the TCF-III Series 2009-1 Notes. These interest rate swaps have fixed interest rates ranging between 1.11% and 1.12% per year and termination dates through April 2021 and had a total notional amount of $229,089 at June 30, 2016.
TCIL and TCI Credit Facilities
On April 15, 2016, TCIL and a group of commercial banks entered into an amendment and restatement of the TCIL Credit Facility providing for the extension of the facility termination date from November 4, 2016 to April 15, 2021, and the reduction of the aggregate commitment amount thereunder from $600,000 (which was shared under the prior TCIL Credit Facility with the TCI Credit Facility) to an aggregate commitment, available to TCIL only, of $300,000. An accordion feature provided for up to $300,000 of increased and/or additive commitments for TCIL (for a total of up to $600,000 of aggregate commitments). No changes were made to the borrowing base or to the pricing of the TCIL Credit Facility.
On May 23, 2016, the aggregate commitments under the TCIL Credit Facility were increased to $555,000 pursuant to the accordion feature.
On June 30, 2016, TCI refinanced the $4,450 outstanding principal balance under the TCI Credit Facility with a senior secured term loan provided by a financial institution. Interest on the outstanding amounts due under the term loan is calculated, at TCI’s option, at either (i) the U.S. prime rate plus 0.75% and/or (ii) LIBOR plus 1.75%. The term loan matures on January 31, 2017.
TCIL 2013 Term Loan
On May 5, 2016, TCIL and the lenders under the TCIL 2013 Term Loan amended the term loan with respect to the calculation of certain financial covenants and the definition of an “IPO.” There were no changes made to the contractual rate of interest payable, scheduled principal payments or the final maturity date.
TCF-II Series 2013-1 Notes
On May 13, 2016, TCF-II and the holders of the TCF-II Series 2013-1 Notes entered into various amendments to the transaction documentation relating to the TCF-II Series 2013-1 Notes. These amendments included revised financial covenants, the addition of supplemental principal payments and incremental subordination of TCIL’s management fee. There were no changes made to the contractual rate of interest payable, scheduled principal payments or the final maturity date.
TCF Series 1999-1 Note and the TCF-IV Series 2010-1 Note
On June 30, 2016, TCF, TCF-IV, the holder of the TCF Series 1999-1 Note and the holder of the TCF-IV Series 2010-1 Note entered into various agreements providing for the merger of TCF with and into TCF-IV, with TCF‑IV as the surviving entity, and the addition of the $5,358 principal balance of the TCF Series 1999-1 Note outstanding at the time of the merger to the outstanding principal balance of the TCF-IV Series 2010-1 Note. The interest rate swap agreements in place at TCF on June 30, 2016 were terminated. The transaction documentation governing the TCF‑IV Series 2010-1 Note was amended to include revised financial covenants, supplemental principal payment opportunities and increased subordination of TCIL’s management fee. The legal final maturity date of the TCF-IV Series 2010-1 Note was changed from December 16, 2019 to

TRITON CONTAINER INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)

December 14, 2018 (extendable at TCF-IV’s election to June 14, 2021) and the contractual rate of interest payable was reduced from LIBOR plus 3.13% to LIBOR plus 1.50%. There were no changes made to the existing interest rate swap agreement at TCF-IV.
TCIL Institutional Notes
On June 10, 2016, TCIL and the requisite majority of holders of the institutional notes amended the note agreements with respect to certain financial covenants and the definition of an “IPO.” There were no changes made to the contractual rates of interest payable, scheduled principal payments or the final maturity dates of the institutional notes.
5. Derivative Instruments

The Company has entered into interest rate swap agreements (collectively, the “Interest Rate Swaps”) in order to fix the interest rates on portions of the TCIL 2013 Term Loan and certain asset-backed notes.
The Interest Rate Swaps have fixed interest rates ranging between 1.11% and 2.25% per year and termination dates through April 2021. The Interest Rate Swaps had a total notional amount of $530,814 and $326,778 at June 30, 2016 and December 31, 2015, respectively. The notional amounts of the Interest Rate Swaps decline at a rate consistent with the scheduled amortization of the asset-backed notes.
The Company entered into two interest rate cap agreements to provide for payments to TCF-II from the counterparties if one-month LIBOR exceeds 4.00%. The interest rate caps had notional amounts of $99,750 and $115,050 at June 30, 2016 and December 31, 2015, respectively. The notional amounts decline ratably over the term of the TCF-II Series 2013-1 Notes.
The fair value of derivative instruments reflected on the consolidated balance sheets as of the dates indicated below was as follows:

	Location on Balance Sheet	June 30, 2016	December 31, 2015
Assets:
Interest rate cap	Derivative instruments	$—	$2
Interest rate swaps	Derivative instruments	—	2,151
		$—	$2,153

Liabilities:
Interest rate swaps	Derivative instruments	$6,833	$257
		$6,833	$257

The change in the fair value of the derivative instruments reflected on the consolidated statements of income as unrealized loss (gain) on derivative instruments, net, for the periods indicated below was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Interest rate cap	$—	$17	$2	$75
Interest rate swaps	4,133	(2,076)	8,727	1,794
Credit contract	—	—	—	(195)
	$4,133	$(2,059)	$8,729	$1,674

TRITON CONTAINER INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)

Payments to counterparties, net of payments from counterparties, reflected on the consolidated statements of income as realized loss on derivative instruments, net, for the periods indicated below were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Interest rate cap	$—	$—	$—	$27
Interest rate swaps	749	1,438	1,403	2,986
	$749	$1,438	$1,403	$3,013

To further limit credit risk, collateral security arrangements provide for collateral to be received or posted when the credit rating of the counterparty fluctuates adversely from contractually established thresholds.
6. Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses, container rental equipment payable, and debt. At June 30, 2016 and December 31, 2015, fair value of financial instruments approximated book value except for debt.
Measured under Level 2 inputs, debt had a fair value of approximately $3,161,235 and $3,256,284 at June 30, 2016 and December 31, 2015, respectively, compared to its book value of $3,042,323 and $3,185,927, respectively.
Assets and liabilities, measured at fair value on a recurring basis as of the dates indicated below were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Assets:
Interest rate cap and interest rate swaps	$—	$—	$—
	$—	$—	$—
Liabilities:
Interest rate swaps	$—	$6,833	$—
	$—	$6,833	$—

December 31, 2015
Assets:
Interest rate swaps	$—	$2,153	$—
	$—	$2,153	$—
Liabilities:
Interest rate swaps	$—	$257	$—
	$—	$257	$—

7. Income Taxes

TCIL is a Bermuda exempted limited liability company. Bermuda does not impose a corporate income tax. The Company is subject to taxation in certain foreign jurisdictions on a portion of its income attributable to such jurisdictions.
The consolidated income tax expense for the six months ended June 30, 2016 and 2015 was determined based upon the

TRITON CONTAINER INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)

Company’s consolidated forecasted annual effective income tax rates for 2016 and 2015, respectively.
8. Share-Based Compensation

Options
Effective May 23, 2011, a share-based compensation plan (the “Option Plan”) was adopted by the Company’s Board of Directors for the benefit of certain executives of the Company and its consolidated subsidiaries. The Option Plan allows for the issuance of service-based and market-based options.
The Company accounts for compensation cost relating to share-based payment transactions in accordance with the FASB Accounting Standards Codification No. 718, Compensation-Stock Compensation. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity award) on a straight-line basis.
On November 9, 2015, the Company entered into option transaction agreements (the “Option Transaction Agreements”) with option holders in anticipation of the merger transaction with TAL International. In accordance with the terms of the Option Transaction Agreements, the Company settled and cancelled all vested and unvested market-based options as of November 9, 2015 in exchange for 865,156.83 fully vested Class A common shares. Of the 865,156.83 Class A common shares received by market-based option holders under the Option Transaction Agreements, there were 371,319.74 Class A common shares redeemed in a cashless settlement in order to satisfy shareholder withholding tax obligations.
On May 19, 2016, the Company entered into equity repurchase and cash bonus agreements with certain management shareholders and non-employee directors whereby the Company agreed to repurchase 30,729.43 shares at a fair market value redemption price of $12.26 per share.
As of June 30, 2016, the fair value of the vested service-based options was estimated to be $7,118 which resulted in an increase of $946 to the carrying amount of the share-based liability during the period as recorded in the consolidated balance sheet as part of accrued compensation.
As of June 30, 2016, the number of Class A common shares to be issued in settlement and cancellation of the service-based options was estimated at 650,752 shares, and the per share fair value used to determine the fair value of the service-based options was approximately $10.94.
The Company recognized $2,088 and $8,002 of compensation costs that were reported in management, general and administrative expense on the consolidated statements of income for the six months ended June 30, 2016 and 2015, respectively, and $780 and $3,480 for the three months ended June 30, 2016 and 2015, respectively, which relate to options granted under the Option Plan and as modified by the Option Transaction Agreements.
There were no options granted, exercised or canceled during the six months ended June 30, 2016 and 2015.
As of June 30, 2016, there was approximately $210 of total unearned compensation cost related to non-vested options, all of which is expected to be recognized during 2016.
Non-Employee Director Equity Plan
On May 19, 2016, a total of 32,627 restricted Class A common shares were issued to participants of the non-employee director equity plan, having a grant date fair value of $12.26 per share and a total fair value of $400.
Non-employee director compensation cost was included on the consolidated statements of income in management, general and administrative expense for the periods indicated below as follows:

TRITON CONTAINER INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Non-employee director compensation costs	$150	$50	$200	$100

As of June 30, 2016, remaining unearned compensation cost related to non-employee director shares was $400, all of which is anticipated to be recognized in 2016.
9. Related Party Transactions
Payments to Affiliate
Payments made to an affiliate for services which were mainly related to container repositioning for the periods indicated below were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Payments to affiliate	$38	$213	$136	$307

MBIA Insurance Corporation (“MBIA”) is a related party, as certain affiliates of Warburg Pincus LLC are significant minority shareholders in MBIA and certain affiliates of Warburg Pincus LLC have a controlling interest in TCIL’s issued share capital. Payments made to MBIA for the periods indicated below were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Payments to MBIA	$—	$13	$—	$13

Marine Container Services (India) Private Limited (“MCS”) is a related party, as MCS is party to a joint venture agreement with TCIL. Payments made to MCS for services related primarily to container operations for the periods indicated below were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Payments to MCS	$50	$87	$123	$103

10.	Commitments and Contingencies
At June 30, 2016, the Company had outstanding purchase commitments with various manufacturers to purchase containers having an estimated value of approximately $3,716. The purchase of these containers is funded through borrowings and through funds internally generated from operations.

11.	Segment Reporting
Industry Segment Information
The Company earns its revenues from its customers when the containers are on lease to those customers.

TRITON CONTAINER INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)

Geographic Segment Information
The geographic allocation of revenue based on the primary domicile of the Company’s customers for the periods indicated below was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Asia	$86,602	$101,747	$173,156	$205,426
Europe	52,852	57,186	107,431	114,248
North / South America	10,171	11,138	23,369	21,899
Bermuda	131	22	234	34
All other international	8,577	8,896	17,168	17,513
	$158,333	$178,989	$321,358	$359,120

Substantially all of the Company’s long-lived assets are considered to be international with no single country of use since all of the Company’s containers are used internationally and no containers are domiciled in one particular place for a prolonged period of time. Substantially all of the Company’s revenue is denominated in U.S. dollars.
12. Transaction and other non-recurring costs
Transaction and other non-recurring costs associated with the mergers during the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Employee compensation costs	$1,910	$4,062	$4,256	$9,832
Professional fees	769	111	1,203	112
Legal expenses	849	—	1,480	12
Other	9	—	9	—
Total	$3,537	$4,173	$6,948	$9,956

13.	Subsequent Events
Mergers and Closing
On July 12, 2016, the Company, TAL International Group, Inc., a Delaware corporation (“TAL”), Triton International Limited, a Bermuda exempted limited liability company (“Triton”), Ocean Delaware Sub, Inc., a Delaware corporation and direct wholly-owned subsidiary of Triton (“Delaware Merger Sub”), and Ocean Bermuda Sub Limited, a Bermuda exempted limited liability company and direct wholly-owned subsidiary of Triton (“Bermuda Merger Sub”), completed the previously announced transactions contemplated by the transaction agreement, dated as of November 9, 2015, by and among the Company, TAL, Triton, Delaware Merger Sub and Bermuda Merger Sub (the “mergers”).

TRITON CONTAINER INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)

The following events occurred at or around the time of the mergers:

•	On July 8, 2016, the Company declared a dividend in the amount of $18,367, or approximately $0.36 per share, of which the large majority was paid on July 11, 2016.

•
On July 8, 2016, 142,667.58 restricted Class A common shares were issued to Option Plan participants after approval and authorization by the Board of Directors The shares had a grant date fair value of approximately $10.94 per share and a total fair value of $1,561, which will be recognized evenly over an approximately thirty-month vesting period.

•
On July 8, 2016, TCIL canceled 2,590,330 service-based options in exchange for 647,389.25 fully vested Class A common shares with a fair value of $7,079, or $10.94 per share, in addition to a simultaneous cashless settlement of 290,893.30 shares.

•
On July 12, 2016, the restricted Class A common shares issued to participants of the non-employee director equity plan, having a grant date fair value of $12.26 per share and a total fair value of $400, became fully vested upon the closing of the mergers.

•	On July 12, 2016, the restricted Class A common shares issued to participants of the non-employee director equity plan on May 19, 2016 became fully vested.

•
On July 13, 2016, the Company recognized $30,571 of severance costs, and is expected to accrue an additional $7,044 of retention expenses, which will be reflected in management, general and administrative expenses.

Pro Forma Results
The pro forma information reflects the “acquisition” method of accounting in accordance with the FASB issued Accounting Standards Topic No. 805, Business Combinations (“ASC No. 805”). The Company has been treated as the acquirer in the mergers for accounting purposes. In making the determination of the accounting acquirer, Triton considered all pertinent information and facts related to the combined entity as identified by ASC No. 805-10-55-12 to 15, which included relative voting rights, presence of a large minority interest, composition of the Board of Directors and senior management, terms of the exchange of equity interests, and relative size. In the aggregate, it was concluded that factors such as the Company’s 55% voting rights in the combined entity, after considering certain voting limitations, the presence of a large minority voting interest concentrated within the former Company shareholders and the relative size of the Company in relation to TAL, indicated that the Company should be the accounting acquirer. As the accounting acquirer, the unaudited pro forma combined financial information reflects the Company’s accounting for the transaction by using the Company’s historical information and adding TAL’s assets and liabilities at their estimated fair values as of June 30, 2016, based on available information and upon assumptions that management believes are reasonable in order to reflect, on a pro forma basis, the impact of the transaction on the historical financial statements. These amounts are preliminary and may be subject to refinements as additional information becomes available.
The consideration for the transaction was paid out in common shares of Holdco. TAL stockholders received one common share of Holdco in exchange for each share of TAL common stock. The Company’s shareholders will receive 0.7986554526 Holdco common shares for each of the Company’s common share based on a formula that resulted in former TAL stockholders holding approximately 45%, and former Company shareholders holding approximately 55%, of the Holdco common shares issued and outstanding immediately after the consummation of the mergers.
The fair value of the consideration, or the purchase price, in the unaudited pro forma financial information is approximately $510,280. This amount was derived based on 33,395,291 outstanding shares of TAL common stock as of July 12, 2016 inclusive of 408,000 shares of restricted stock that was converted to common shares of Holdco at closing, the exchange ratio and a price per share of TAL common stock of $15.28, which represents the closing price of TAL's common stock on July 12, 2016.
The Company allocated the purchase price paid by the Company to the fair value of the TAL assets acquired and liabilities assumed based on preliminary estimates. The pro forma purchase price allocation below has been developed based on preliminary estimates of fair value using the historical financial statements of TAL as of June 30, 2016. In addition, the

TRITON CONTAINER INTERNATIONAL LIMITED AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands Except Per Share Data)

allocation of the purchase price to acquire tangible and intangible assets is based on preliminary fair value estimates and is subject to final management analysis, with the assistance of third-party valuation advisers.
The residual amount of the purchase price after the preliminary allocation to identifiable intangibles has been allocated to goodwill. The actual amounts recorded when the final allocations are complete may differ materially from the pro forma amounts presented below:

Net assets acquired:	(in thousands)
Unrestricted cash and cash equivalents	$54,331
Restricted cash	28,358
Accounts receivable, net	91,358
Container rental equipment	3,083,796
Net investment in direct financing leases	162,144
Equipment held for sale	80,682
Goodwill	153,605
Other assets	12,979
Intangible assets	361,754
Accounts payable and other accrued expenses	(47,992)
Derivative instruments	(67,191)
Container rental equipment payable	(8,304)
Deferred income tax liability	(308,974)
Debt, net of deferred financing costs	(3,086,266)
Total consideration	$510,280

The following table provides the unaudited pro forma results of operations, which gives effect to the transaction as if it had occurred on the first day of the earliest period presented (January 1, 2015). The pro forma results of operations reflects adjustments (i) to adjust amortization and depreciation expense resulting from the write-down of leasing equipment to fair value and the fair value of operating lease contracts over the current market rate as a result of purchase accounting and (ii) to eliminate non-recurring charges that were incurred in connection with the transactions including acquisition-related share-based compensation, transaction costs related to legal, accounting, and other advisory fees, and transaction costs related to retention and benefit costs.

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
Total revenues	$546,400	$593,159
Net income (loss)	$6,993	$108,183

TAL International Group, Inc.

TAL INTERNATIONAL GROUP, INC.
Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS:
Leasing equipment, net of accumulated depreciation and allowances of $1,289,204 and $1,218,826	$3,813,218	$3,908,292
Net investment in finance leases, net of allowances of $671 and $805	159,693	177,737
Equipment held for sale	80,682	74,899
Revenue earning assets	4,053,593	4,160,928
Unrestricted cash and cash equivalents	54,331	58,907
Restricted cash	28,358	30,302
Accounts receivable, net of allowances of $1,209 and $1,314	91,358	95,709
Goodwill	74,523	74,523
Other assets	15,091	13,620
Fair value of derivative instruments	—	87
Total assets	$4,317,254	$4,434,076
LIABILITIES AND STOCKHOLDERS' EQUITY:
Equipment purchases payable	$8,304	$20,009
Fair value of derivative instruments	67,191	20,348
Accounts payable and other accrued expenses	53,480	56,096
Net deferred income tax liability	447,992	456,123
Debt, net of unamortized deferred financing costs of $23,720 and $25,245	3,146,494	3,216,488
Total liabilities	3,723,461	3,769,064
Stockholders' equity:
Preferred stock, $0.001 par value, 500,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 37,307,134 and 37,167,134 shares issued respectively	37	37
Treasury stock, at cost, 3,911,843 shares	(75,310)	(75,310)
Additional paid-in capital	513,162	511,297
Accumulated earnings	204,568	248,183
Accumulated other comprehensive (loss)	(48,664)	(19,195)
Total stockholders' equity	593,793	665,012
Total liabilities and stockholders' equity	$4,317,254	$4,434,076

The accompanying Notes to the Unaudited Consolidated Financial Statements are
an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Operations
(Dollars and shares in thousands, except earnings per share)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Leasing revenues:
Operating leases	$138,137	$146,569	$283,035	$291,137
Finance leases	2,926	3,887	6,033	7,911
Other revenues	210	382	1,428	765
Total leasing revenues	141,273	150,838	290,496	299,813

Equipment trading revenues	11,463	16,478	22,755	33,323
Equipment trading expenses	(11,471)	(14,957)	(22,736)	(30,388)
Trading margin	(8)	1,521	19	2,935

(Loss) on sale of leasing equipment, net	(15,508)	(660)	(29,438)	(2,109)

Operating expenses:
Depreciation and amortization	63,157	60,021	126,383	118,405
Direct operating expenses	19,576	10,011	37,535	18,833
Administrative expenses	10,855	10,467	21,568	22,249
Transaction and other non-recurring costs	2,295	900	4,534	1,100
Provision (reversal) for doubtful accounts	78	(165)	(231)	(188)
Total operating expenses	95,961	81,234	189,789	160,399
Operating income	29,796	70,465	71,288	140,240
Other expenses:
Interest and debt expense	28,874	29,602	58,025	58,845
Write-off of deferred financing costs	173	—	536	—
Loss (gain) on interest rate swaps, net	135	(364)	948	352
Total other expenses	29,182	29,238	59,509	59,197
Income before income taxes	614	41,227	11,779	81,043
Income tax expense	2,584	14,557	7,327	28,616
Net (loss) income	$(1,970)	$26,670	$4,452	$52,427

The accompanying Notes to the Unaudited Consolidated Financial Statements are
an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Comprehensive (Loss) Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income	$(1,970)	$26,670	$4,452	$52,427
Other comprehensive income (loss):
Change in fair value of derivative instruments designated as cash flow hedges (net of income tax effect of $(8,366), $7,041, $(21,350) and $(1,570), respectively)	(9,898)	12,983	(32,938)	(2,855)
Reclassification of realized loss on interest rate swap agreements designated as cash flow hedges (net of income tax effect of $3,392, $1,729, $5,167 and $3,448, respectively)	737	3,164	3,140	6,316
Amortization of net loss on terminated derivative instruments designated as cash flow hedges (net of income tax effect of $196, $235, $402 and $477, respectively)	363	433	742	878
Foreign currency translation adjustment	(290)	241	(413)	84
Other comprehensive (loss) income, net of tax	(9,088)	16,821	(29,469)	4,423
Comprehensive (loss) income	$(11,058)	$43,491	$(25,017)	$56,850

The accompanying Notes to the Unaudited Consolidated Financial Statements are
an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$4,452	$52,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,383	118,405
Amortization of deferred financing costs	3,351	3,941
Amortization of net loss on terminated derivative instruments designated as cash flow hedges	1,144	1,355
Amortization of lease intangibles	3,580	1,047
Loss on sale of leasing equipment, net	29,438	2,109
Loss on interest rate swaps, net	948	352
Write-off of deferred financing costs	536	—
Deferred income taxes	7,327	28,616
Stock compensation charge	2,177	3,449
Changes in operating assets and liabilities:
Net equipment (purchased) sold for resale activity	(483)	(4,809)
Other changes in operating assets and liabilities	(624)	(3,759)
Net cash provided by operating activities	178,229	203,133
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(145,667)	(428,963)
Proceeds from sale of equipment, net of selling costs	61,301	66,026
Cash collections on finance lease receivables, net of income earned	21,325	21,289
Other	(296)	74
Net cash (used in) investing activities	(63,337)	(341,574)
Cash flows from financing activities:
Purchases of treasury stock	—	(4,446)
Stock options exercised and stock related activity	—	38
Financing fees paid under debt facilities	(2,362)	(717)
Borrowings under debt facilities	190,001	365,000
Payments under debt facilities and capital lease obligations	(261,555)	(182,251)
Decrease in restricted cash	1,944	1,159
Common stock dividends paid	(47,496)	(47,313)
Net cash (used in) provided by financing activities	(119,468)	131,470
Net (decrease) in unrestricted cash and cash equivalents	$(4,576)	$(6,971)
Unrestricted cash and cash equivalents, beginning of period	58,907	79,132
Unrestricted cash and cash equivalents, end of period	$54,331	$72,161
Supplemental non-cash investing activities:
Amounts incurred, but not yet paid, for container rental equipment purchased	$8,304	$34,670

The accompanying Notes to the Unaudited Consolidated Financial Statements are
an integral part of these statements.

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of the Business, Basis of Presentation and Recently Adopted Accounting Pronouncements
A.    Description of the Business
TAL International Group, Inc. ("TAL" or the "Company") leases intermodal transportation equipment, primarily maritime containers, and provides maritime container management services, through a worldwide network of offices, third party depots and other facilities. The Company operates in both international and domestic markets. The majority of the Company's business is derived from leasing its containers to shipping line customers through a variety of long-term and short-term contractual lease arrangements. The Company also sells its own containers and containers purchased from third parties for resale. TAL also enters into management agreements with third party container owners under which the Company manages the leasing and selling of containers on behalf of the third party owners.
B.    Basis of Presentation
On July 12, 2016, pursuant to the transaction agreement dated November 9, 2015, TAL became a wholly owned subsidiary of Triton International Limited. See Note 12 for a description of the merger transaction.
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
The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the accompanying prior period financial statements and notes to conform to the current year's presentation.
C.    New Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-08 ("ASU No. 2016-08"), Revenue from Contracts with Customers (Topic 606), amending previous updates regarding this topic. The effective date is interim periods beginning after December 15, 2017. Earlier application is permitted. The Company is evaluating the transition method that will be elected and the potential effects of adopting the provisions of ASU No. 2016-08.
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-15 ("ASU No. 2014-15"), Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This standard requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued and to disclose those conditions if management has concluded that substantial doubt exists. Subsequent to adoption, this guidance will need to be applied by management at the end of each annual period and interim period therein to determine what, if any, impact there will be on the Consolidated Financial Statements in a given reporting period. These changes become effective for the Company for the 2016 annual period. Management has determined that the adoption of these changes will not have an impact on the Consolidated Financial Statements as this standard is disclosure only.
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-03 ("ASU No. 2015-03"), Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs, which was updated in August 2015 by Accounting Standards Update No. 2015-15 ("ASU No. 2015-15"), Imputation of Interest (Topic 835): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Agreements. These standards change the presentation of debt issuance costs in the financial statements but do not affect the recognition and measurement of debt issuance costs. The ASU specifies that debt issuance costs related to a note shall be reported in the balance sheet as a direct deduction from the face amount of that note and that amortization of debt issuance costs also shall be reported as interest expense. In addition, for debt issuance costs related to line-of-credit arrangements, the Securities and Exchange Commission ("SEC") would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These changes became effective for the Company as of December 31, 2015. The Company adopted ASU No. 2015-15 in conjunction with ASU No. 2015-03, which have no impact on its income or cash flows and no material impact on its financial position.

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of the Business, Basis of Presentation and Recently Adopted Accounting Pronouncements (Continued)
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-02 ("ASU No. 2016-02"), Leases (Topic 842) that replaces existing lease guidance. The accounting applied by lessors under Topic 842 is largely unchanged from previous GAAP. Some changes to the lessor accounting guidance were made to align both of the following: i) the lessor accounting guidance with certain changes made to the lessee accounting guidance and ii) key aspects of the lessor accounting model with revenue recognition guidance. These changes will become effective for the Company for periods beginning after December 15, 2018. The Company is currently evaluating the effect the guidance will have on the Consolidated Financial Statements, but does not expect any material impact to its financial statements.
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-09 ("ASU No. 2016-09"), Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective for the Company for periods beginning after December 15, 2016. The Company is currently evaluating the effect the guidance will have on the Consolidated Financial Statements.
Note 2—Fair Value of Financial Instruments
The Company believes that the carrying amounts of its cash and cash equivalents, accounts receivable, equipment purchases payable, and accounts payable approximated their fair value as of June 30, 2016 and December 31, 2015.
Fair value represents the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes the following fair value hierarchy when selecting inputs for its valuation techniques, with the highest priority given to Level 1:

•	Level 1—Financial assets and liabilities whose values are based on observable inputs such as quoted prices for identical instruments in active markets (unadjusted).

•
Level 2—Financial assets and liabilities whose values are based on observable inputs such as (i) quoted prices for similar instruments in active markets; (ii) quoted prices for identical or similar instruments in markets that are not active; or (iii) model-derived valuations in which all significant inputs are observable in active markets.

•	Level 3—Financial assets and liabilities whose values are derived from valuation techniques based on one or more significant unobservable inputs.
The Company does not measure net investment in finance leases or debt at fair value in its consolidated balance sheets. The fair value, which was measured using Level 2 inputs, and the carrying value of the Company's net investment in finance leases and debt are listed in the table below as of the dates indicated (in thousands):

	June 30, 2016	December 31, 2015
Assets
Net investment in finance leases, net of allowances - carrying value	$159,693	$177,737
Net investment in finance leases, net of allowances - estimated fair value	$162,412	$180,565
Liabilities
Total debt(1) - carrying value	$3,170,214	$3,241,733
Total debt(1) - estimated fair value	$3,089,127	$3,210,722
______________________________________________________________________________
(1) Excludes unamortized deferred financing costs of $23.7 million and $25.2 million as of June 30, 2016 and December 31, 2015, respectively.

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2—Fair Value of Financial Instruments (Continued)
The Company estimated the fair value of its net investment in finance leases and debt instruments based on the net present value of its future receipts or payments, using a discount rate which reflects the Company's estimate of current market interest rates and spreads as of the balance sheet date.
For the fair value of derivatives, please refer to Note 7 - "Derivative Instruments".
Note 3—Dividends and Treasury Stock
Dividends
The Company paid the following quarterly dividends during the six months ended June 30, 2016 and 2015 on its issued and outstanding common stock prior to the merger transaction described in Note 1 (B) and Note 12:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
June 8, 2016	June 15, 2016	$17.8 Million	$0.54
May 12, 2016	May 26, 2016	$14.8 Million	$0.45
March 10, 2016	March 24, 2016	$14.8 Million	$0.45
June 3, 2015	June 24, 2015	$23.7 Million	$0.72
March 3, 2015	March 24, 2015	$23.7 Million	$0.72
Treasury Stock & Stock Repurchase Program
In the first half of 2016, TAL had no repurchases of shares. TAL repurchased 81,915 shares in the first half of 2015, at an average price of $41.40 per share. As part of the joint announcement of the merger transaction on November 9, 2015, a share repurchase program of up to $250 million was announced, which supplants all prior stock repurchase programs.
Note 4—Capital Stock and Stock Options
Stock Based Compensation Plans
The Company recorded compensation cost relating to previously existing stock based payment transactions in accordance with ASC 718. The cost was measured at the grant date, based on the calculated fair value of the award, and was recognized as an expense over the employee's requisite service period (generally the vesting period of the equity award) on a straight-line basis.
The Company recognized compensation costs in administrative expenses related to restricted shares granted in 2013, 2014, 2015 and 2016 under the Company's previously existing stock-based compensation plans of $1.1 million and $1.4 million during the three months ended June 30, 2016 and 2015, respectively and $2.2 million and $3.4 million during the six months ended June 30, 2016 and 2015, respectively.
Total unrecognized compensation costs of approximately $5.2 million as of June 30, 2016 related to restricted shares granted during 2014, 2015 and 2016. The Company's previously existing stock based compensation plans consisted of the 2005 Management Omnibus Incentive Plan and the 2014 Equity Incentive Plan and under those plans 140,000 restricted shares and 158,750 restricted shares were issued during the first half of June 30, 2016 and 2015, respectively. The restricted shares granted in 2014 and 2015 vested on July 12, 2016 upon the closing of the mergers.  The restricted shares granted in 2016 were converted to Triton shares and will vest in approximately 2.5 years.

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4—Capital Stock and Stock Options (continued)
Accumulated Other Comprehensive (Loss)
Accumulated other comprehensive (loss) consisted of the following as of the dates indicated (in thousands and net of tax effects):

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2015	$(17,898)	$(1,297)	$(19,195)
Change in fair value of derivative instruments designated as cash flow hedges	(32,938)	—	(32,938)
Reclassification of realized loss on interest rate swap agreements designated as cash flow hedges	3,140	—	3,140
Amortization of net loss on derivative instruments previously designated as cash flow hedges	742	—	742
Foreign currency translation adjustment	—	(413)	(413)
Other comprehensive (loss)	(29,056)	(413)	(29,469)
Balance as of June 30, 2016	$(46,954)	$(1,710)	$(48,664)

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2014	$(12,145)	$(1,104)	$(13,249)
Change in fair value of derivative instruments designated as cash flow hedges	(2,855)	—	(2,855)
Reclassification of realized loss on interest rate swap agreements designated as cash flow hedges	6,316	—	6,316
Amortization of net loss on derivative instruments previously designated as cash flow hedges	878	—	878
Foreign currency translation adjustment	—	84	84
Other comprehensive income	4,339	84	4,423
Balance as of June 30, 2015	$(7,806)	$(1,020)	$(8,826)
The following table presents reclassifications out of Accumulated other comprehensive (loss) for the period indicated (in thousands):

	Amounts Reclassified From Accumulated Other Comprehensive (Loss)				Affected Line Item in the Consolidated Statements of Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Realized loss on interest rate swap agreements, designated as cash flow hedges	$4,129	$4,893	$8,307	$9,764	Interest and debt expense
Amortization of net loss on derivative instruments previously designated as cash flow hedges	559	668	1,144	1,355	Interest and debt expense
Amounts reclassified from Accumulated other comprehensive (loss)	4,688	5,561	9,451	11,119	Income before income taxes
Income tax (benefit)	(3,588)	(1,964)	(5,569)	(3,925)	Income tax expense
Amounts reclassified from Accumulated other comprehensive (loss)	$1,100	$3,597	$3,882	$7,194	Net income

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Net Investment in Finance Leases
The following table represents the components of the net investment in finance leases (in thousands):

	June 30, 2016	December 31, 2015
Gross finance lease receivables	$188,122	$211,530
Allowance on gross finance lease receivables	(671)	(805)
Gross finance lease receivables, net of allowance	187,451	210,725
Unearned income	(27,758)	(32,988)
Net investment in finance leases	$159,693	$177,737
The Company evaluates potential losses in its finance lease portfolio by regularly reviewing the specific receivables in the portfolio and analyzing historical loss experience. The Company's historical loss experience on its gross finance lease receivables, after considering equipment recoveries, was less than 1%. Net investment in finance lease receivables is generally charged off after an analysis is completed which indicates that collection of the remaining balance is remote.
In order to estimate its allowance for losses contained in the gross finance lease receivables, the Company categorizes the credit worthiness of the receivables in the portfolio based on internal customer credit ratings, which are reviewed and updated, as appropriate, on an ongoing basis. The internal customer credit ratings are developed based on a review of the financial performance and condition, operating environment, geographical location and trade routes of our customers.
The categories of gross finance lease receivables based on the Company's internal customer credit ratings can be described as follows:
        Tier 1—These customers are typically large international shipping lines who have been in business for many years and have world class operating capabilities and significant financial resources. In most cases, the Company has had a long commercial relationship with these customers and currently maintains regular communication with them at several levels of management, which provides TAL with insight into the customer's current operating and financial performance. In the Company's view, these customers have the greatest ability to withstand cyclical down turns and would likely have greater access to needed capital than lower rated customers. The Company views the risk of default for Tier 1 customers to range from minimal to modest.
        Tier 2—These customers are typically either smaller shipping lines with less operating scale or shipping lines with a high degree of financial leverage, and accordingly the Company views these customers as subject to higher volatility in financial performance over the business cycle. The Company generally expects these customers to have less access to capital markets or other sources of financing during cyclical down turns. The Company views the risk of default for Tier 2 customers as moderate.
        Tier 3—Customers in this category exhibit volatility in payments on a regular basis, thus they are considered non-performing. The Company has initiated or implemented plans to recover equipment on lease to these customers and believes that default is likely, or has already occurred.
Based on the above categories, the Company's gross finance lease receivables are as follows (in thousands):

	June 30, 2016	December 31, 2015
Tier 1	$158,886	$179,909
Tier 2	29,236	31,621
Tier 3	—	—
Gross finance lease receivables	$188,122	$211,530
The Company considers an account past due when a payment has not been received in accordance with the terms of the related lease agreement. As of June 30, 2016, approximately $1.8 million of the Company's Tier 1 and $0.3 million of the Company's Tier 2 gross finance lease receivables were past due, substantially all of which were aged approximately 31 days. As of June 30, 2016, $0.1 million of the Company's gross finance lease receivables were in non-accrual status. The Company

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Net Investment in Finance Leases (Continued)
categorizes customers as non-accrual based on the credit ratings described above and recognizes income on gross finance lease receivables in non-accrual status as collections are made.
The following table represents the activity of the Company's allowance on gross finance lease receivables for the periods presented (in thousands):

	Beginning Balance	Additions/ (Reversals)	Ending Balance
Finance Lease—Allowance for doubtful accounts:
For the six months ended
June 30, 2016	$805	$(134)	$671
Note 6—Debt
Debt consisted of the following (amounts in thousands):

	June 30, 2016	December 31, 2015
Asset backed securitization (ABS) term notes	$1,004,147	$1,151,497
Term loan facilities	1,033,060	973,130
Asset backed warehouse facility	645,000	610,000
Revolving credit facilities	410,000	445,000
Capital lease obligations	78,007	62,106
Total Debt	$3,170,214	$3,241,733
Deferred financing costs	(23,720)	(25,245)
Debt, net of unamortized deferred financing costs	$3,146,494	$3,216,488
As of June 30, 2016, the Company had $1,258.8 million of debt outstanding on facilities with fixed interest rates and $1,911.4 million of debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). The Company economically hedges the risks associated with fluctuations in interest rates on a portion of its floating rate borrowings by entering into interest rate swap agreements that convert a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of June 30, 2016, the Company had interest rate swaps in place with a notional amount of $1,123.0 million to fix the floating interest rates on a portion of its floating rate debt obligations.
The Company is subject to certain financial covenants under its debt facilities, and as of June 30, 2016, was in compliance with all such covenants.
Asset Backed Warehouse Facility

On January 20, 2016, TAL Advantage III LLC, an indirect wholly owned subsidiary of TAL International Group, Inc., increased the credit limit on its asset backed warehouse credit facility from $650 million to $750 million. All other terms and conditions of the facility remain the same.
Term Loan Facilities
On February 5, 2016, TAL International Container Corporation, a wholly owned subsidiary of TAL International Group, Inc., as Borrower, entered into a Modification of Term Loan Agreement with SunTrust Bank, as Administrative Agent and Collateral Agent, and the lenders thereto to modify the Term Loan Agreement dated April 2, 2014 (“Term Loan Agreement”) to make incremental loans in the aggregate amount of $100 million. The incremental loans have the same maturity date and interest rate as the outstanding term loans and all other terms and conditions of the Term Loan Agreement remain the same.
TAL Advantage I LLC, an indirect wholly owned subsidiary of TAL International Group, Inc., repaid in full the TAL Advantage I LLC Series 2005-1 Notes on February 11, 2016 and the TAL Advantage I LLC Series 2006-1 Notes on February 22, 2016 for a total of $69.2 million.

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7—Derivative Instruments
Interest Rate Swaps
The Company has entered into interest rate swap agreements to manage interest rate risk exposure. Interest rate swap agreements utilized by TAL effectively modify the Company's exposure to interest rate risk by converting a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. Such agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the lives of the agreements without an exchange of the underlying principal amounts. The counterparties to the Company's interest rate swap agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreements, the Company's exposure is limited to the interest rate differential on the notional amount at each monthly settlement period over the life of the agreements. The Company does not anticipate any non-performance by the counterparties. Substantially all of the assets of certain indirect, wholly owned subsidiaries of the Company have been pledged as collateral for the underlying indebtedness and the amounts payable under the interest rate swap agreements for each of these entities. In addition, certain assets of TAL International Container Corporation, a direct wholly owned subsidiary of the Company, are pledged as collateral for various credit facilities and the amounts payable under certain interest rate swap agreements.
As of June 30, 2016, the Company had interest rate swap agreements in place to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Weighted Average Remaining Term
$1,123 Million	2.00%	6.1 years

The following table represents pre-tax amounts in accumulated other comprehensive (loss) related to interest rate swap agreements (in millions) expected to be recognized in income over the next 12 months:

Six Months Ended June 30, 2016
Loss on derivative instruments designated as cash flow hedges	($15.7)
Net loss on terminated derivative instruments designated as cash flow hedges	($2.0)

Amounts recorded in accumulated other comprehensive (loss) attributable to these terminated interest rate swap agreements may be recognized in earnings immediately in conjunction with a termination of the related debt balances.
Fair Value of Derivative Instruments
Under the criteria established by ASC 820, the Company has elected to use the income approach to value its interest rate swap agreements, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) assuming that participants are motivated, but not compelled to transact. The Level 2 inputs for the interest rate swap and forward valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates, basis swap adjustments and credit risk at commonly quoted intervals).

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7—Derivative Instruments (Continued)
Location of Derivative Instruments in Financial Statements

		Fair Value of Derivative Instruments (In Millions)
		Asset Derivatives		Liability Derivatives
		June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Derivative Instrument	Balance Sheet Location	Fair Value	Fair Value	Fair Value	Fair Value
Interest rate swap contracts, designated as cash flow hedges	Fair value of derivative instruments	$—	$0.1	$65.2	$19.2
Interest rate swap contracts, not designated	Fair value of derivative instruments	—	—	2.0	1.1
Total derivatives		$—	$0.1	$67.2	$20.3

		Effect of Derivative Instruments on Consolidated Statements of Income and Consolidated Statements of Comprehensive Income (In Millions)
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Loss (Gain) on Derivative Instruments
		2016	2015	2016	2015
Realized loss on interest rate swap agreements	Interest and debt expense	$4.4	$5.2	$8.8	$10.3
Amortization of realized net loss on terminated derivative instruments, designated as cash flow hedges	Interest and debt expense	0.6	0.7	1.1	1.4
Change in fair value of derivatives, designated as cash flow hedges	Other comprehensive income	18.3	(20.0)	54.3	4.4
Loss on interest rate swaps, not designated, net	Loss (gain) on interest rate swaps, net	0.1	(0.4)	0.9	0.4

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Segment and Geographic Information
Industry Segment Information
The Company conducts its business activities in one industry, intermodal transportation equipment, and has two reporting segments:

•	Equipment leasing—the Company owns, leases and ultimately disposes of containers and chassis from its lease fleet, as well as manages leasing activities for containers owned by third parties.

•
Equipment trading—the Company purchases containers from shipping line customers, and other sellers of containers, and resells these containers to container retailers and users of containers for storage or one-way shipment. Included in the Equipment trading segment revenues are leasing revenues from equipment purchased for resale that is currently on lease until the containers are dropped off.

The following tables show segment information for the periods indicated and the consolidated totals reported (in thousands):

	Three Months Ended June 30,
	2016			2015
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$139,599	$1,674	$141,273	$148,222	$2,616	$150,838
Trading margin	—	(8)	(8)	—	1,521	1,521
(Loss) on sale of leasing equipment, net	(15,508)	—	(15,508)	(660)	—	(660)
Depreciation and amortization expense	62,831	326	63,157	59,712	309	60,021
Interest and debt expense	28,480	394	28,874	29,064	538	29,602
Income before income taxes(1)	222	700	922	37,883	2,980	40,863

(1)
Segment income before income taxes excludes net losses on interest rate swaps of $0.1 million and net gains on interest rate swaps of $0.4 million for the three months ended June 30, 2016 and 2015, respectively, and the write-off of deferred financing costs of $0.2 million for the three months ended June 30, 2016. There was no write-off of deferred financing costs for the three months ended June 30, 2015.

	Six Months Ended June 30,
	2016			2015
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$286,868	$3,628	$290,496	$294,775	$5,038	$299,813
Trading margin	—	19	19	—	2,935	2,935
(Loss) on sale of leasing equipment, net	(29,438)	—	(29,438)	(2,109)	—	(2,109)
Depreciation and amortization expense	125,687	696	126,383	117,869	536	118,405
Interest and debt expense	57,198	827	58,025	57,754	1,091	58,845
Income before income taxes(1)	11,630	1,633	13,263	75,690	5,705	81,395
Equipment held for sale at June 30	61,904	18,778	80,682	35,391	24,198	59,589
Goodwill at June 30	73,523	1,000	74,523	73,523	1,000	74,523
Total assets at June 30	4,273,750	43,504	4,317,254	4,337,597	65,726	4,403,323
Purchases of leasing equipment and investments in finance leases(2)	145,667	—	145,667	414,460	14,503	428,963
_______________________________________________________________________________

(1)
Segment income before income taxes excludes net losses on interest rate swaps of $0.9 million and $0.4 million for the six months ended June 30, 2016 and 2015, respectively, and the write-off of deferred financing costs of $0.5 million for the six months ended June 30, 2016. There was no write-off of deferred financing costs for the six months ended June 30, 2015.

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Segment and Geographic Information (Continued)

(2)
Represents cash disbursements for purchases of leasing equipment and investments in finance lease as reflected in the consolidated statements of cash flows for the periods indicated, but excludes cash flows associated with the purchase of equipment held for resale.

There are no intercompany revenues or expenses between segments. Additionally, certain administrative expenses have been allocated between segments based on an estimate of services provided to each segment. A portion of the Company's equipment purchased for resale was purchased through certain sale-leaseback transactions with our shipping line customers. Due to the expected longer term nature of these transactions, these purchases are reflected as leasing equipment as opposed to equipment held for sale and the cash flows associated with these transactions are reflected as purchases of leasing equipment and proceeds from the sale of equipment in investing activities in the Company's consolidated statements of cash flows.
Geographic Segment Information
The Company earns most of its leasing revenues from international containers which are deployed by its customers in a wide variety of global trade routes. Substantially all of the Company's leasing related revenue is denominated in U.S. dollars.
The following table represents the geographic allocation of equipment leasing revenues for the periods indicated based on customers' primary domicile (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total leasing revenues:
United States of America	$10,701	$10,681	$21,590	$21,136
Asia	64,070	71,494	132,785	140,342
Europe	63,086	64,957	129,246	130,823
Other International	3,416	3,706	6,875	7,512
Total	$141,273	$150,838	$290,496	$299,813
As most of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, substantially all of the Company's long-lived assets are considered to be international.
The following table represents the geographic allocation of equipment trading revenues for the periods indicated based on the location of sale (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total equipment trading revenues:
United States of America	$2,093	$3,646	$3,503	$6,159
Asia	4,839	6,057	9,103	12,613
Europe	3,625	3,894	8,304	6,793
Other International	906	2,881	1,845	7,758
Total	$11,463	$16,478	$22,755	$33,323

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 9—Commitments and Contingencies
Residual Value Guarantees
During 2008, the Company entered into commitments for equipment residual value guarantees in connection with certain finance leases that were sold or brokered to financial institutions. The guarantees represent the Company's commitment that these assets will be worth a specified amount at the end of certain lease terms (if the lessee does not default on the lease) which expire in 2016. As of June 30, 2016, the notification period requiring the Company to perform under the terms of the guarantees expired. Therefore, the carrying value of the guarantees of the $1.1 million previously deferred was recognized in Other revenues for the six months ended June 30, 2016.
Purchase Commitments
At June 30, 2016, commitments for capital expenditures totaled approximately $25.4 million.
Note 10—Income Taxes
The consolidated income tax expense for the three and six months ended June 30, 2016 and 2015 was determined primarily based upon estimates of the Company's consolidated effective income tax rates for the year ending December 31, 2016 and the year ended December 31, 2015. The effective tax rate was 420.8% and 35.3% for the quarters ended June 30, 2016 and 2015, respectively. The 2016 tax rate was impacted by the non-deductibility of certain transaction related expenses resulting in the recognition of tax expense of $2.2 million during the three months ended June 30, 2016. The effective tax rate was 62.2% and 35.3% for the six months ended June 30, 2016 and 2015, respectively. In addition to the adjustment related to transaction costs as noted above, the Company recorded additional tax expense related to stock compensation on restricted stock that vested on January 1, 2016 during the first quarter of 2016.
The difference between the consolidated effective income tax rate and the U.S. federal statutory rate is primarily attributable to state income taxes, foreign income taxes and the effect of certain permanent differences.
Note 11—Transaction and other non-recurring costs
Transaction and other non-recurring costs associated with the mergers during the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Employee compensation costs	$1,146	$—	$2,241	$—
Professional fees	662	341	1,435	541
Legal expenses	298	559	573	559
Other	189	—	285	—
Total	$2,295	$900	$4,534	$1,100

TAL INTERNATIONAL GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 12—Subsequent Events
Mergers and Closing
On July 12, 2016, the Company, Triton Container International Limited ("TCIL"), Triton International Limited, a Bermuda exempted limited liability company (“Triton”), Ocean Delaware Sub, Inc., a Delaware corporation and direct wholly-owned subsidiary of Triton (“Delaware Merger Sub”), and Ocean Bermuda Sub Limited, a Bermuda exempted limited liability company and direct wholly-owned subsidiary of Triton (“Bermuda Merger Sub”), completed the previously announced transactions contemplated by the transaction agreement, dated as of November 9, 2015, by and among the Company, TCIL, Triton, Delaware Merger Sub and Bermuda Merger Sub (the “mergers”).
The following events occurred at or around the time of the mergers:

•
On July 12, 2016, the Company held a special meeting of its stockholders (the “Special Meeting”) in order to obtain the stockholder approval necessary to adopt the transaction agreement to effect the mergers. At the Special Meeting, the stockholders of the Company voted to (1) adopt the transaction agreement, (2) approve the adjournment of the Special Meeting, if necessary or appropriate to solicit additional proxies if there are not sufficient votes to adopt the transaction agreement, (3) approve, by a non-binding, advisory vote, certain compensation that may be paid or become payable to the Company’s named executive officers in connection with the Mergers and to adopt, on a non-binding advisory basis, the resolution set forth in the proxy statement/prospectus reflecting such approval, and (4) approve the inclusion in Triton's bye-laws of the business combination provision providing for certain restrictions on business combinations with interested shareholders. A quorum of the stockholders was reached for each of the respective proposals.

•
On June 30, 2016, the Company notified the NYSE of the Company’s intention to delist its common stock, par value $0.01, from the NYSE. The NYSE filed on July 13, 2016 a notification of removal from listing on Form 25 with the SEC to effect the delisting. Additionally, the Company filed on Form 15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to effect the deregistration of the Company’s common stock under Section 12(g) of the Exchange Act and the suspension of the Company’s reporting obligations under Section 13 and 15(d) of the Exchange Act as promptly as practicable.

•
Prior to July 12, 2016, the Company was a widely held, publicly traded company. On July 13, 2016, a change in control of the Company occurred and all outstanding shares of the Company’s common stock are now held by Triton.

•
In connection with the mergers and effective upon the closing of the mergers, Helmut Kaspers and Frederic Lindeberg, who were members of the Board of Directors of the Company since 2011 and 2005, respectively, resigned from the Board of Directors of the Company.

•
In connection with the completion of the transactions contemplated by the transaction agreement, the Second Amended and Restated Certificate of Incorporation of the Company and the bylaws of the Company were amended and restated.