Form 10-Q/A
period 2016-11-14
Triton International Ltd
filed 2016-11-15
CIK 1660734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
The sole purpose of this Amendment No. 1 to Triton International Limited's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 (the Form 10-Q) is to file Exhibit 101 with the Form 10-Q in accordance with Rule 405 of Regulation S-T. Due to a technical error, the eXtensible Business Reporting Language (XBRL) data associated with the Form 10-Q was omitted from that filing.
No other changes have been made to the Form 10-Q. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the original filing.
Exhibit 101 consists of the following materials from the Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2016, formatted in XBRL:

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Table of contents

PART II—OTHER INFORMATION
ITEM 6.    EXHIBITS.

Exhibit Number	Exhibit Description
4.1	Memorandum of Association of Triton International Limited, dated September 29, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed June 23, 2016)
4.2	Amended and Restated Bye-Laws of Triton International Limited, dated July 12, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed July 14, 2016)
31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Instance Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
______________________________________________________________________________

*	Filed herewith.

Table of contents

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRITON INTERNATIONAL LIMITED

November 14, 2016	By:	/s/ JOHN BURNS
John Burns
Chief Financial Officer

4