Form 10-K
period 2016-12-31
Triton International Ltd
filed 2017-03-20
CIK 1660734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2016
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                             to
Commission file number- 001-37827
Triton International Limited
(Exact name of registrant as specified in the charter)

Bermuda (State or other jurisdiction of incorporation or organization)	98-1276572 (I.R.S. Employer Identification Number)

22 Victoria Street, Hamilton HM12, Bermuda (Address of principal executive office)

(441) 295-2287 (Registrant's telephone number including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange On Which Registered
Common shares, $0.01 par value per share	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2016, the last business day of the Registrant’s most recent second fiscal quarter, there was no established public market as the Registrant's shares did not begin trading until July 13, 2016. Therefore, the Registrant cannot calculate the aggregate market value of its common shares held by non-affiliates as of June 30, 2016.
As of March 8, 2017, there were 74,497,727 common shares, $0.01 par value, of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part of Form 10-K	Document Incorporated by Reference
Part III, Items 10, 11, 12, 13, and 14	Portion of the Registrant's proxy statement to be filed in connection with the Annual Meeting of Shareholders of the Registrant to be held on May 10, 2017.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the Securities and Exchange Commission, or SEC, or in connection with oral statements made to the press, potential investors or others. All statements, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "expect," "estimate," "anticipate," "predict," "believe," "think," "plan," "will," "should," "intend," "seek," "potential" and similar expressions and variations are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
All forward-looking statements address matters that involve risks and uncertainties, many of which are beyond Triton's control. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements and, therefore, you should not place undue reliance on any such statements. These factors include, without limitation, economic, business, competitive, market and regulatory conditions and the following:

•	failure to realize the anticipated benefits of the Merger (as defined below);

•	decreases in the demand for leased containers;

•	decreases in market leasing rates for containers;

•	difficulties in re-leasing containers after their initial fixed-term leases;

•	customers' decisions to buy rather than lease containers;

•	dependence on a limited number of customers for a substantial portion of our revenues;

•	customer defaults;

•	decreases in the selling prices of used containers;

•	extensive competition in the container leasing industry;

•	difficulties stemming from the international nature of Triton's businesses;

•	decreases in demand for international trade;

•	disruption to Triton's operations resulting from political and economic policies of foreign countries, particularly China;

•	disruption to Triton's operations from failure of or attacks on Triton's information technology systems;

•	compliance with laws and regulations related to security, anti-terrorism, environmental protection and corruption;

•	ability to obtain sufficient capital to support growth;

•	restrictions on businesses imposed by the terms of Triton's debt agreements; and

•	other risks and uncertainties, including those listed under the caption "Risk Factors."
The foregoing list of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein and elsewhere, including the risk factors included in this annual report on Form 10-K. Any forward-looking statements made in this annual report on Form 10-K are qualified in their entirety by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, Triton or its respective businesses or operations. Except to the extent required by applicable law, we undertake no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

MERGER OF TRITON CONTAINER INTERNATIONAL LIMITED AND TAL INTERNATIONAL GROUP, INC. TO FORM TRITON INTERNATIONAL LIMITED

On November 9, 2015, Triton Container International Limited, an exempted company incorporated with limited liability under the laws of Bermuda ("TCIL"), and TAL International Group, Inc., a Delaware corporation ("TAL"), announced that they entered into a definitive Transaction Agreement (the "Transaction Agreement") to combine in an all-stock merger (the "Merger"). On July 12, 2016, TCIL and TAL combined under a newly-formed company, Triton International Limited ("Triton", "we", "our" or the "Company"), which is domiciled in Bermuda and is listed on the New York Stock Exchange under the stock symbol "TRTN".

Post-Merger Organization Structure Relevant to this Form 10-K

On July 12, 2016, the transactions contemplated by the Transaction Agreement were approved by the stockholders of TAL and became effective. Former TCIL shareholders owned approximately 55% of the outstanding equity of the Company and former TAL stockholders owned approximately 45% of the outstanding equity of the Company on that date. The Company, through its subsidiaries, leases intermodal transportation equipment, primarily maritime containers, and provides maritime container management services through a worldwide network of subsidiary offices, third-party depots and other facilities. Triton operates in both international and U.S. markets. The majority of Triton's business is derived from leasing its containers to shipping line customers through a variety of long-term and short-term contractual lease arrangements. Triton also sells its own containers and containers purchased from third parties for resale. Triton's registered office is located at 22 Victoria Street, Hamilton HM12, Bermuda.
Since completion of the Merger, Brian M. Sondey, who was the Chairman, President and Chief Executive Officer of TAL, has served as the Chairman and Chief Executive Officer of Triton; Simon R. Vernon, who was the President and Chief Executive Officer of TCIL, has served as President of Triton; and John Burns, who was the Chief Financial Officer of TAL, has served as the Chief Financial Officer of Triton.

WEBSITE ACCESS TO COMPANY'S REPORTS AND CODE OF ETHICS

        Our Internet website address is http://www.trtn.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

        We have adopted a code of ethics that applies to all of our employees, officers, and directors, including our principal executive officer and principal financial officer. The text of our code of ethics is posted within the Corporate Governance portion of the Investors section of our website.

        Also, copies of our annual report and Code of Ethics will be made available, free of charge, upon written request to:

Triton International Limited
22 Victoria Street
Hamilton HM12, Bermuda
Attn: Marc Pearlin, Vice President, General Counsel and Secretary
Telephone: (441) 295-2287

SERVICE MARKS MATTERS

        The following items referred to in this annual report are registered or unregistered service marks in the United States and/or foreign jurisdictions pursuant to applicable intellectual property laws and are the property of Triton and its subsidiaries: Triton® and TAL®.

PART I
ITEM 1. BUSINESS
Our Company
On July 12, 2016, Triton Container International Limited, an exempted company incorporated with limited liability under the laws of Bermuda ("TCIL"), and TAL International Group, Inc., a Delaware corporation ("TAL"), combined in an all-stock merger, which we refer to as the "Merger". Under the terms of the Transaction Agreement, TCIL and TAL combined into a newly formed company, Triton International Limited ("Triton", "we", "our" or the "Company"), which is domiciled in Bermuda.
We are the world's largest lessor of intermodal containers and chassis. Intermodal containers are large, standardized steel boxes used to transport freight by ship, rail or truck. Because of the handling efficiencies they provide, intermodal containers are the primary means by which many goods and materials are shipped internationally. Chassis are used for the transportation of containers. Our management team consists of professionals responsible for managing the operations of our global fleet of containers, including the specification, order, acquisition, leasing, maintenance, repair, re-leasing and ultimate sale of multiple types of containers. Our business is also supported by a worldwide network of independent container depots and several active independent agents.
Business Segments
We operate our business in one industry, intermodal transportation equipment, and have two business segments:

•	Equipment leasing—We own, lease and ultimately dispose of containers and chassis from our lease fleet, as well as manage containers owned by third parties.

•
Equipment trading—We purchase containers from shipping line customers, and other sellers of containers, and resell these containers to container retailers and users of containers for storage or one-way shipment.

Equipment Leasing Segment

        Our equipment leasing operations include the acquisition, leasing, re-leasing and ultimate sale of multiple types of intermodal transportation equipment, primarily intermodal containers. We have an extensive global presence, offering leasing services through approximately 460 third-party container depot facilities in 46 countries as of December 31, 2016. Our customers are among the world's largest shipping lines and include, among others, CMA CGM, Mediterranean Shipping Company, Mitsui O.S.K, NYK Line and Hapag-Lloyd.

        We lease five types of equipment: (1) dry freight containers, which are used for general cargo such as manufactured component parts, consumer staples, electronics and apparel, (2) refrigerated containers, which are used for perishable items such as fresh and frozen foods, (3) special containers, which are used for heavy and oversized cargo such as marble slabs, building products and machinery, (4) tank containers, which are used to transport bulk liquid products such as chemicals, and (5) chassis, which are used for the transportation of containers.

        We generally lease our equipment on a per diem basis to our customers under three types of leases: long-term leases, finance leases and service leases. Long-term leases typically have initial contractual terms ranging from three to eight years and provide us with stable cash flow and low transaction costs by requiring customers to maintain specific units on-hire for the duration of the lease. Finance leases are typically structured as full payout leases, and provide for a predictable recurring revenue stream with the lowest cost to the customer because customers are generally required to retain the equipment for the duration of its useful life. Service leases command a premium per diem rate in exchange for providing customers with a greater level of operational flexibility by allowing the pick-up and drop-off of units during the lease term. We also have expired long-term leases whose fixed terms have ended but for which the related units remain on-hire and for which we continue to receive rental payments pursuant to the terms of the initial contract. Some leases have contractual terms that have features reflective of both long-term and service leases, and we classify such leases as either long-term or service leases, depending upon which features we believe are predominant.

Our leases require lessees to maintain the equipment in good operating condition, defend and indemnify us from liabilities relating to the equipment contents and handling and return the equipment to specified drop-off locations. The following table provides a summary of our equipment lease portfolio by lease type, based on cost equivalent units (CEU), as of December 31, 2016:

Lease Portfolio	December 31, 2016
Long-term leases	69.7%
Finance leases	6.3
Service leases	18.5
Expired long-term leases (units on-hire)	5.5
Total	100.0%

        As of December 31, 2016, our long-term and finance leases had an average remaining lease term of 39 months.

        The most important driver of our profitability is the extent to which leasing revenues, which are driven primarily by our owned equipment fleet size, utilization and average rental rates, exceed our ownership and operating costs. Our profitability is also driven by the gains or losses we realize on the sale of used containers because, in the ordinary course of our business, we sell certain containers when they are returned to us.

Equipment Trading Segment

        Through our extensive operating network, we purchase containers from shipping line customers and other sellers of containers and resell these containers to container retailers and users of containers for storage and one-way shipments.

        Total revenues for the equipment trading segment are primarily made up of equipment trading revenues, which represents the proceeds from sales of trading equipment together with leasing revenue related to containers purchased with the intent to resell. The profitability of this segment is largely driven by the volume of units purchased and sold, our per-unit selling margin, and our direct operating and administrative expenses.

We acquired the equipment trading segment as part of the consummation of the Merger on July 12, 2016 and had no such reporting unit prior to that time.

Industry Overview

        Intermodal containers provide a secure and cost-effective method of transporting raw materials, component parts and finished goods because they can be used in multiple modes of transport. By making it possible to move cargo from a point of origin to a final destination without repeated unpacking and repacking, containers reduce freight and labor costs. In addition, automated handling of containers permits faster loading and unloading of vessels, more efficient utilization of transportation equipment and reduced transit time. The protection provided by sealed containers also reduces cargo damage and the loss and theft of goods during shipment.

        Over the last twenty-five years, containerized trade has grown at a rate greater than that of general worldwide economic growth. According to Clarkson Research Studies, worldwide containerized cargo volume increased at a compound annual growth rate ("CAGR") of 7.8% from 1991 to 2016. We believe that this high historical growth was due to several factors, including the shift in global manufacturing capacity to lower labor cost areas such as China and India, the continued integration of developing high growth economies into global trade patterns and the continued conversion of cargo from bulk shipping into containers. However, worldwide containerized cargo volume growth has been lower over the last few years, averaging 3.2% CAGR from 2012 to 2016, due to weak global economic growth and a significant reduction in the difference between global trade growth and global economic growth.

        Container leasing firms maintain inventories of new and used containers in a wide range of worldwide locations and supply these containers primarily to shipping line customers under a variety of short and long-term lease structures. Based on container fleet information reported by Drewry Maritime Research, we estimate that container lessors owned approximately 18.2 million twenty-foot equivalent units ("TEU"), or approximately 48% of the total worldwide container fleet of 38.0 million TEU, as of the end of 2016.

        Leasing containers help shipping lines improve their overall container fleet efficiency and provide the shipping lines with an alternative source of equipment financing. Given the uncertainty and variability of export volumes, and the fact that shipping lines have difficulty in accurately forecasting their container requirements on a day-by-day, port-by-port basis, the availability of containers for lease on short notice reduces shipping lines need to purchase and maintain larger container inventory buffers. In addition, the drop-off flexibility provided by operating leases also allows the shipping lines to adjust their container fleet sizes and the mix of container types in their fleets both seasonally and over time and helps to balance their trade flows. Leasing containers also provide shipping lines with an alternative source of funding.

Spot leasing rates are typically a function of, among other things, new equipment prices (which are heavily influenced by steel prices), interest rates and the equipment supply and demand balance at a particular time and location. Average leasing rates on an entire portfolio of leases respond more gradually to changes in new equipment prices or changes in the balance of container supply and demand because lease agreements are generally only re-priced upon the expiration of the lease. In addition, the value that lessors receive upon resale of equipment is closely related to the cost of new equipment.

Operations

        We operate our business through 28 subsidiary offices located in 14 different countries as of December 31, 2016. Our field operations include a global sales force, a global container operations group, an equipment resale group, and a logistics services group. Our headquarters is located in Bermuda.

Our Equipment

        Intermodal containers are designed to meet a number of criteria outlined by the International Standards Organization (ISO). The standard criteria include the size of the container and the gross weight rating of the container. This standardization ensures that containers can be used by the widest possible number of transporters and it facilitates container and vessel sharing by the shipping lines. The standardization of the container is also an important element of the container leasing business since we can operate one fleet of containers that can be used by all of our major customers.

        Our fleet consists of five types of equipment:

•
Dry Containers.  A dry container is essentially a steel constructed box with a set of doors on one end. Dry containers come in lengths of 20, 40 or 45 feet. They are 8 feet wide, and either 8½ or 9½ feet tall. Dry containers are the least expensive and most widely used type of intermodal container and are used to carry general cargo such as manufactured component parts, consumer staples, electronics and apparel.

•
Refrigerated Containers.  Refrigerated containers include an integrated cooling machine and an insulated container. Refrigerated containers come in lengths of 20 or 40 feet. They are 8 feet wide, and are either 8½ or 9½ feet tall. These containers are typically used to carry perishable cargo such as fresh and frozen produce.

•
Special Containers.  Most of our special containers are open top and flat rack containers. Open top containers come in similar sizes as dry containers, but do not have a fixed roof. Flat rack containers come in varying sizes and are steel platforms with folding ends and no fixed sides. Open top and flat rack containers are generally used to move heavy or bulky cargos, such as marble slabs, steel coils or factory components, that cannot be easily loaded on a fork lift through the doors of a standard container.

•
Tank Containers.  Tank containers are stainless steel cylindrical tanks enclosed in rectangular steel frames with the same outside dimensions as 20 foot dry containers. These containers carry bulk liquids such as chemicals.

•
Chassis.  An intermodal chassis is a rectangular, wheeled steel frame, generally 23½, 40 or 45 feet in length, built specifically for the purpose of transporting intermodal containers over the road. Longer sized chassis, designed to solely accommodate rail containers in the United States, can be up to 53 feet in length. Once mounted, the chassis and container are the functional equivalent of a trailer. When mounted on a chassis, the container may be trucked either to its destination or to a railroad terminal for loading onto a rail car. Our chassis are primarily used in the United States.

Our Leases

        Most of our revenues are derived from leasing our equipment fleet to our core shipping line customers. The majority of our leases are structured as operating leases, though we also provide customers with finance leases. Regardless of the lease type, we seek to exceed our targeted return on our investments over the life cycle of the equipment by managing utilization, lease rates, and the used equipment sale process.

  Our lease products provide numerous operational and financial benefits to our shipping line customers. These benefits include:

•
Operating Flexibility.  The timing, location and daily volume of cargo movements for a shipping line are often unpredictable. Leasing containers and chassis help the shipping lines manage this uncertainty and minimizes the requirement for large inventory buffers by allowing them to pick-up leased equipment on short notice.

•
Fleet Size and Mix Flexibility.  The drop-off flexibility included in container and chassis operating leases allows shipping lines to more quickly adjust the size of their fleets and the mix of container types in their fleets as their trade volumes and patterns change due to seasonality, market changes or changes in company strategies.

•
Alternative Source of Financing.  Container and chassis leases provide an additional source of equipment financing to help shipping lines manage the high level of investment required to maintain pace with the growth of the asset intensive container shipping industry.

        Operating Leases.    Operating leases are structured to allow customers flexibility to pick-up equipment on short notice and to drop-off equipment prior to the end of its useful life. Because of this flexibility, most of our containers and chassis will go through several pick-up and drop-off cycles. Our operating lease contracts specify a per diem rate for equipment on-hire, where and when such equipment can be returned, how the customer will be charged for damage and the charge for lost or destroyed equipment, among other things.

        We categorize our operating leases as either long-term leases or service leases. Some leases have contractual terms that have features reflective of both long-term and service leases. We classify such leases as either long-term or service leases, depending upon which features we believe are predominant. Long-term leases typically have initial contractual terms ranging from three to eight years with an average term of approximately five years at lease inception. Our long-term leases require our customers to maintain specific units on-hire for the duration of the lease term, and they provide us with predictable recurring cash flow. As of December 31, 2016, 69.7% of our on-hire containers and chassis were under long-term operating leases.

        We also have expired long-term leases whose fixed terms have ended but for which the related units remain on-hire and for which we continue to receive rental payments pursuant to the terms of the initial contract. As of December 31, 2016, 5.5% of our on-hire containers and chassis were on long-term leases whose fixed terms have expired but for which the related units remain on-hire and for which we continue to receive rental payments.

        Some of our long-term leases give our customers Early Termination Options ("ETOs"). If exercised, ETOs allow customers to return equipment prior to the expiration of the long-term lease. However, if an ETO is exercised, the customer is required to pay a penalty per diem rate that is applied retroactively to the beginning of the lease. As a result of this retroactive penalty, ETOs have historically been exercised infrequently.

        Service leases allow our customers to pick-up and drop-off equipment during the term of the lease, subject to contractual limitations. Service leases provide the customer with a higher level of flexibility than long-term leases and, as a result, typically carry a higher per diem rate. The terms of our service leases can range from 12 months to five years, though, because equipment can be returned during the term of a service lease and since service leases are generally renewed or modified and extended upon expiration, lease term does not dictate expected on-hire time for our equipment on service leases. As of December 31, 2016, 18.5% of our on-hire containers and chassis were under service leases and this equipment has been on-hire for an average of 29 months.

        Finance Leases.    Finance leases provide our customers with an alternative method to finance their equipment acquisitions. Finance leases are generally structured for specific quantities of equipment, generally require the customer to keep the equipment on-hire for its remaining useful life, and typically provide the customer with a purchase option at the end of the lease term. As of December 31, 2016, approximately 6.3% of our on-hire containers and chassis were under finance leases.

        As of December 31, 2016, our long-term and finance leases had an average remaining duration of 39 months, assuming no leases are renewed. However, we believe that many of our customers will renew operating leases for equipment that is less than sale age at the expiration of the lease. In addition, our equipment on operating leases typically remains on-hire at the contractual per diem rate for an additional six to twelve months beyond the end of the contractual lease term due to the logistical requirements of our customers having to return the containers and chassis to specific drop-off locations.

       Lease Documentation.    In general, our lease agreements consist of two basic elements, a master lease agreement and a lease addendum. Lease addenda typically contain the business terms (including daily rate, term duration and drop-off schedule, among other things) for specific leasing transactions, while master lease agreements typically outline the general rights and obligations of the lessor and lessee under all of the lease addenda covered by the master lease agreement (lease addenda will specify the master lease agreement that governs the addenda). For most customers, we have a small number of master lease agreements (often one) and a large number of lease addenda.

        Our master lease agreements generally require the lessees to pay rentals, depot charges, taxes and other charges when due, to maintain the equipment in good condition, to return the equipment in accordance with the return condition set forth in the master lease agreement, to use the equipment in compliance with all federal, state, local and foreign laws, and to pay us the specified value of the equipment if the equipment is lost or destroyed. The default clause gives us certain legal remedies in the event that the lessee is in breach of the lease.

        The master lease agreements usually contain an exclusion of warranties clause and require lessees to defend and indemnify us in most instances from third-party claims arising out of the lessee's use, operation, possession or lease of the equipment. Lessees are generally required to maintain all risks physical damage insurance, comprehensive general liability insurance and to indemnify us against loss. We also maintain our own off-hire physical damage insurance to cover our equipment when it is not on-hire to lessees and third-party liability insurance for both on-hire and off-hire equipment. Nevertheless, such insurance or indemnities may not fully protect us against damages arising from the use of our containers.

Logistics Management, Re-leasing, Depot Management and Equipment Disposals

        We believe that managing the period after our equipment's first lease is the most important aspect of our business. Successful management of this period requires disciplined logistics management, extensive re-lease capability, careful cost control and effective sales of used equipment.

        Logistics Management.    Since the late 1990's, the shipping industry has been characterized by large regional trade imbalances, with loaded containers generally flowing from export oriented economies in Asia to North America and Western Europe. Because of these trade imbalances, shipping lines have an incentive to return leased containers in North America and Europe to reduce the cost of empty container backhaul. Triton attempts to mitigate the risk of these unbalanced trade flows by maintaining a large portion of our fleet on long-term and finance leases and by contractually restricting the ability of our customers to return containers outside of Asian demand locations.

        In addition, we attempt to minimize the costs of any container imbalances by finding local users in surplus locations and by moving empty containers as inexpensively as possible. While we believe we manage our logistics risks and costs effectively, logistical risk remains an important element of our business due to competitive pressures, changing trade patterns and other market factors and uncertainties.

        Re-leasing.    Since our operating leases allow customers to return containers and chassis, we typically are required to place containers and chassis on several leases during their useful lives. Initial lease transactions for new containers and chassis can usually be generated with a limited sales and customer service infrastructure because initial leases for new containers and chassis typically cover large volumes of units and are fairly standardized transactions. Used equipment, on the other hand, is typically leased out in small transactions that are structured to accommodate pick-ups and returns in a variety of locations. As a result, leasing companies benefit from having a large number of customers and maintaining a high level of operating contact with these customers.

        Depot Management.    As of December 31, 2016, we managed our equipment fleet through approximately 460 third-party owned and operated depot facilities located in 46 countries. Depot facilities are generally responsible for repairing our containers and chassis when they are returned by lessees and for storing the equipment while it is off-hire. We have a global operations group that is responsible for managing our depot contracts and they also regularly visit the depot facilities to conduct inventory and repair audits. We also supplement our internal operations group with the use of independent inspection agents.

        We are in constant communication with our depot partners through the use of electronic data interchange ("EDI"). Our depots gather and prepare all information related to the activity of our equipment at their facilities and transmit the information via EDI and the Internet to us. The information we receive from the depots updates our fully integrated container fleet management and tracking system.

  Most of the depot agency agreements follow a standard form and generally provide that the depot will be liable for loss or damage of equipment and, in the event of loss or damage, will pay us the previously agreed loss value of the applicable equipment. The agreements require the depots to maintain insurance against equipment loss or damage and we carry insurance to cover the risk that the depots' insurance proves insufficient.

        Our container repair standards and processes are generally managed in accordance with standards and procedures specified by the Institute of International Container Lessors (IICL). The IICL establishes and documents the acceptable interchange condition for containers and the repair procedures required to return damaged containers to the acceptable interchange condition. At the time that containers are returned by lessees, the depot arranges an inspection of the containers to assess the repairs required to return the containers to acceptable IICL condition. This inspection process also splits the damage into two components, customer damage and normal wear and tear. Items typically designated as customer damage include dents in the container and debris left in the container, while items such as rust are typically designated as normal wear and tear.

        Our leases are generally structured so that the lessee is responsible for the customer damage portion of the repair costs, and customers are billed for damages at the time the equipment is returned. We sometimes offer our customers a repair service program whereby we, for an additional payment by the lessee (in the form of a higher per-diem rate or a flat fee at off-hire), assume financial responsibility for all or a portion of the cost of repairs upon return of the equipment (but not of total loss of the equipment), up to a pre-negotiated amount.

        Equipment Disposals.    Our in-house equipment sales group has a worldwide team of specialists that manage the sale process for our used containers and chassis from our lease fleet. We generally sell to portable storage companies, freight forwarders (who often use the containers for one-way trips) and other purchasers of used containers. We believe we are one of the world's largest sellers of used containers.

        The sale prices we receive for our used containers from our lease fleet are influenced by many factors, including the level of demand for used containers compared to the number of used containers available for disposal in a particular location, the cost of new containers, and the level of damage on the containers. While our total revenue is primarily made up of leasing revenues, gains or losses on the sale of used containers can have a significant positive or negative impact on our profitability.

        Equipment Trading.    We also buy and sell new and used containers and chassis acquired from third parties. We typically purchase our equipment trading fleet from our shipping line customers or other sellers of used or new equipment. Trading margins are dependent on the volume of units purchased and resold, selling prices, costs paid for equipment sold and selling and administrative costs.

Environmental

        We face a number of environmental concerns, including potential liability due to accidental discharge from our containers, potential equipment obsolescence, retrofitting expenses due to changes in environmental regulations and increased risk of container performance problems due to container design changes driven by environmental factors. While we maintain environmental liability insurance coverage, and the terms of our leases and other arrangements for use of our containers place the responsibility for environmental liability on the end user, we still may be subject to environmental liability in connection with our current or historical operations. In certain countries like the United States, the owner of a leased container may be liable for the costs of environmental damage from the discharge of the contents of the container even though the owner is not at fault. Our lessees are required to indemnify us from environmental claims and our standard master tank container lease agreement insurance clause requires our tank container lessees to provide pollution liability insurance.

We also face risks from changing environmental regulations, particularly with our refrigerated container product line. Many countries, including the United States, restrict, prohibit or otherwise regulate the use of chemical refrigerants due to their ozone depleting and global warming effects. Our refrigerated containers currently use R134A or 404A refrigerant. While R134A and 404A do not contain chlorofluorocarbons ("CFCs") (which have been restricted since 1995), the European Union has instituted regulations to phase out the use of R134A in automobile air conditioning systems beginning in 2011 due to concern that the release of R134A into the atmosphere may contribute to global warming. While the European Union regulations do not currently restrict the use of R134A or 404A in refrigerated containers or trailers, it has been proposed that R134A and 404A usage in intermodal containers may be banned beginning in 2025, although the final decision has not been made as of yet. Further, certain manufacturers of refrigerated containers, including the largest manufacturer of cooling machines for refrigerated containers, have begun testing units that utilize alternative refrigerants, such as carbon dioxide, that may have less global warming potential than R134A and 404A. If future regulations prohibit the use or servicing of containers using R134A or 404A refrigerants, we could be forced to incur large retrofitting expenses. In addition, refrigerated containers that are not retrofitted may become difficult to lease and command lower rental rates and disposal prices.

        Also, the insulation foam in the walls of refrigerated containers requires the use of a blowing agent that contains hydrochlorofluorocarbons ("CFCs", specifically HCFC-141b). Manufacturers are in various stages of phasing out the use of this blowing agent in the manufacturing process, however, if future regulations prohibit the use or servicing of containers with insulation manufactured with this blowing agent, we could be forced to incur large retrofitting expenses and refrigerated containers that are not retrofitted may become more difficult to lease and command lower rental rates and disposal prices.

        An additional environmental concern affecting our operations relates to the construction materials used in our dry containers. The floors of dry containers are plywood usually made from tropical hardwoods. Due to concerns regarding de-forestation of tropical rain forests and climate change, many countries which have been the source of these hardwoods have implemented severe restrictions on the cutting and export of these woods. Accordingly, container manufacturers have switched a significant portion of production to more readily available alternatives such as birch, bamboo, and other farm grown wood species. Container users are also evaluating alternative designs that would limit the amount of plywood required and are also considering possible synthetic materials to replace the plywood. These new woods or other alternatives have not proven their durability over the typical 13-15 year life of a dry container, and if they cannot perform as well as the hardwoods have historically, the future repair and operating costs for these containers could be significantly higher and the useful life of the containers may be decreased.
The paint systems used for dry containers are also currently being modified for environmental reasons. Container manufacturers have historically used solvent-based paint systems for containers, and they are in the process of changing to water-based paint systems. Water-based paint systems require more time and care for proper application, and there is an increased risk that the paint will not adhere properly to the steel for the expected useful life of the containers. Poor paint coverage leads to premature rusting, increased maintenance cost over the life of the container and could result in a shorter useful life.

Credit Controls

We monitor our customers' performance and our lease exposures on an ongoing basis. Our credit management processes are aided by the long payment experience we have with most of our customers and our broad network of relationships in the shipping industry that provides current information about our customers' market reputations. Credit criteria may include, but are not limited to, customer payment history, customer financial position and performance (e.g., net worth, leverage and profitability), trade routes, country of domicile and the type of, and location of, equipment that is to be supplied.

On August 31, 2016, Hanjin Shipping Co. ("Hanjin"), one of our largest customers, filed for bankruptcy court protection and defaulted on our lease agreements. Hanjin quickly ceased active operations and notified us that it would terminate our lease agreements. Hanjin had approximately 87,000 of our containers on lease with a net book value of $243.3 million, and accounts receivable of $23.4 million was reserved as a result.

As of March 14, 2017, we have recovered 78% of the containers previously on-hire to Hanjin, and we expect to recover most of the remaining containers over the next several quarters. We have incurred substantial costs due to Hanjin’s bankruptcy and the resulting recovery effort including a write-off of outstanding receivables, costs to remove existing liens on the containers, repair and handling costs, and positioning costs to move containers recovered from locations with weak leasing demand to higher demand locations.

Through our TCIL and TAL subsidiaries, we have historically maintained credit insurance to help mitigate the cost and risk of lessee defaults.  The per-occurrence coverage limits for TCIL and TAL collectively exceeded $100 million for 2016, and we expect this insurance coverage to meaningfully reduce our costs resulting from the default of Hanjin, by approximately $50 million or more. However, our credit insurance policies mostly have annual terms. In the aftermath of the Hanjin bankruptcy, credit insurance protection has become much more limited and the cost of the more limited protection has increased substantially. We currently assess the cost and level of credit insurance protection offered to the

Company as uneconomic, and it has started to allow credit insurance coverage to lapse. If we do not renew our credit insurance coverage, we will be forced to incur all of the losses resulting from future lessee defaults, significantly increasing the likelihood that a lessee default would have a material adverse impact on our profitability and financial condition.

Marketing and Customer Service

        Our global sales force and our customer service representatives are responsible for developing and maintaining relationships with senior operations staff at our shipping line customers, negotiating lease contracts and maintaining day-to-day coordination with junior level staff at our customers. This close customer communication helps us to negotiate lease contracts that satisfy both our financial return requirements and our customers' operating needs, and ensures that we are aware of our customers' potential equipment shortages and that they are aware of our available equipment inventories.

Customers

        We believe that we have strong, long standing relationships with our largest customers, most of whom we have done business with for over 20 years. We currently have equipment on-hire to more than 300 customers, although our twenty largest customers account for 81% of our lease billings. Our customers are mainly international shipping lines, but we also lease containers to freight forwarding companies and manufacturers. The shipping industry has been consolidating for a number of years, and further consolidation could increase the portion of our revenues that come from our largest customers. Our five largest customers accounted for 55% of our lease billings in 2016. Our largest customer is CMA CGM, which accounted for 17% of our lease billings in 2016. Mediterranean Shipping Company, accounted for 15% of our lease billings in 2016. No other customer exceeded 10% of our lease billings in 2016. A default by one of our major customers could have a material adverse impact on our business, financial condition and future prospects.

Currency

        Although we have significant foreign based operations, the U.S. dollar is the operating currency for the large majority of our leases and obligations, and most of our revenues and expenses are denominated in U.S. dollars. However, we pay our subsidiaries non-U.S. staff in local currencies; and our direct operating expenses and disposal transactions for our older containers are often structured in foreign currencies. We record realized and unrealized foreign currency exchange gains and losses primarily due to fluctuations in exchange rates related to our Euro and Pound Sterling transactions and related assets and liabilities.

Systems and Information Technology

      The efficient operation of the business is highly dependent on the information technology to track transactions, bill customers and provide information needed to report financial results. Our systems allow customers to place pick-up and drop-off orders on the Internet, view current inventories and check contractual terms in effect with respect to any given container lease agreement. The Company also uses the information provided by these systems in our day-to-day business in order to effectively manage our lease portfolios and improve customer service.
TCIL, and TAL continue to operate on separate information systems. The Company is in the process of integrating the separate systems which will enable us to reduce the inherent risks of operating two separate systems including the risk of accounting errors, billing errors, loss of equipment control, and other operating problems. A delay in the planned integration of the separate systems or the failure to properly transfer this data and information to the new combined operating system would increase the operating inefficiencies and these risks.

Suppliers

        We have long-standing relationships with all of our major suppliers. We purchase most of our containers and chassis in China. There are five large manufacturers of dry containers and three large manufacturers of refrigerated containers, though for both dry containers and refrigerated containers, the largest manufacturer accounts for more than 40% of global production volume. Our operations staff reviews the designs for our containers and periodically audits the production facilities of our suppliers. In addition, we use our Asian operations group and third-party inspectors to visit factories when our containers are being produced to provide an extra layer of quality control. Nevertheless, defects in our containers do sometimes occur. We work with the manufacturers to correct these defects, and our manufacturers have generally honored their warranty obligations in such cases.

Competition

        We compete with over ten other major intermodal equipment leasing companies, many smaller lessors, manufacturers of intermodal equipment and companies offering finance leases as distinct from operating leases. It is common for our customers to utilize several leasing companies to meet their equipment needs.

        Our competitors compete with us in many ways, including lease pricing, lease flexibility, supply reliability and customer service. In times of weak demand or excess supply, leasing companies often respond by lowering leasing rates and increasing the logistical flexibility offered in their lease agreements. In addition, new entrants into the leasing business are often aggressive on pricing and lease flexibility.

        While we are forced to compete aggressively on price, we attempt to emphasize our supply reliability and high level of customer service to our customers. We invest heavily to ensure adequate equipment availability in high demand locations, dedicate large portions of our organization to building customer relationships and maintaining close day-to-day coordination with customers' operating staffs, and we have developed powerful and user-friendly systems that allow our customers to transact with us through the Internet.

Employees

        As of December 31, 2016, we employed 291 people in 28 subsidiary offices, in 14 countries. We believe that our relations with our employees are good and we are not a party to any collective bargaining agreements. In conjunction with the Merger, we evaluated the employees at TCIL and TAL to identify the synergies and overlaps in personnel, and such analysis resulted in a reduction in employees. A portion of this reduction was completed in 2016, and we expect additional reductions will occur in 2017.

ITEM 1A. RISK FACTORS
Triton’s business, financial condition and results of operations are subject to various risks and uncertainties noted throughout this report including those discussed below, which may affect the value of our securities. In addition to the risks discussed below, which we believe to be the most significant risks facing the Company, there may be additional risks not presently known to us or that we currently deem less significant that also may adversely affect our business, financial condition and results of operations, possibly materially. Some statements in our risk factors constitute forward-looking statements. Please refer to the section entitled “Cautionary Note Concerning Forward-Looking Statements” in this report.
Triton may be unable to successfully integrate TCIL’s and TAL’s operations.
The Merger involves the integration of two companies that previously operated independently. The difficulties of combining the companies’ operations include integrating personnel, systems, operating procedures, office infrastructures and information technologies and retaining key employees. Failures in integrating operations or the loss of key personnel could have a material adverse effect on the business and results of operations of the combined company.
In addition, we continue to rely on the separate information systems of TCIL and TAL to track transactions, bill customers and provide information needed to report financial results. Operating two systems currently reduces the efficiency of Triton’s processes and increases operational and financial risks, including the risk of billing errors, loss of equipment control and accounting errors. A delay in the planned integration of the separate systems or the failure to properly transfer all needed data and information to the new combined operating system would considerably increase these operating inefficiencies and risks.
Market conditions for container lessors have been extremely volatile and generally negative over the last several years.
Market conditions and the operating and financial performance of container leasing companies have been extremely volatile. Market conditions and critical performance metrics such as steel and new container prices, global containerized trade growth, market lease rates and used container sale prices were strong from 2010 through 2014, driving a high level of profitability for container leasing companies. Market conditions and performance metrics deteriorated rapidly in 2015 and 2016, leading to a significant erosion in our financial performance. Market conditions began to improve at the end of 2016, but there is no assurance this improvement will continue. A reversal in recent improving trends, and a return to the difficult conditions faced in 2015 and 2016, would lead to decreased profitability, reduced cash flows and a deterioration in the financial position of Triton.
We face significant re-pricing risk on expiring leases.
We are highly exposed to adverse lease re-pricing due to the large number of leases expiring in 2017 and 2018 with historically high lease rates. The vast majority of our leases are structured as operating leases, and as a result have lease terms shorter than the useful life of the containers on-hire. When existing operating leases with above-market lease rates expire, we are forced to reduce the rates on the leases toward then-current market levels in order to extend the leases, or if leases are not extended, the containers will be returned by the original customer and re-marketed to other customers based on then-current market lease rates. Reducing lease rates on existing containers results in an immediate reduction in leasing revenue, profitability and cash flow. These impacts can be severe when a large number of containers are subject to adverse lease re-pricing.
Lease re-pricing was a major driver in the deceasing profitability of Triton, TCIL, and TAL during 2015 and 2016. Market lease rates started to increase toward the end of 2016, but market lease rates remain well below the lease rates on many of the leases expiring over the next two years, and there is no assurance that the recent increase in market lease rates will be sustained.
Container leasing demand can be negatively affected by numerous market factors as well as external political and economic events that are beyond Triton's control. Decreasing leasing demand could have a material adverse effect on Triton's business, financial condition, results of operations and cash flows.
Demand for containers depends largely on the rate of world trade and economic growth. Demand for leased containers is also driven by Triton’s customers’ “lease vs. buy” decisions. Cyclical recessions can negatively affect lessors’ operating results because during economic downturns or periods of reduced trade, shipping lines tend to lease fewer containers, or lease containers only at reduced rates, and tend to rely more on their own fleets to satisfy a greater percentage of their requirements. As a result, during periods of weak global economic activity, container lessors like Triton typically experience decreased leasing demand, decreased equipment utilization, lower average rental rates, decreased leasing revenue, decreased used container resale prices and significantly decreased profitability. These effects can be severe.
For example, TCIL's and TAL's profitability decreased significantly from the third quarter of 2008 to the third quarter of 2009 due to the effects of the global financial crisis, and our profitability would have decreased further if trade activity did not start to recover at the end of 2009. In 2015 and for the first half of 2016, TCIL's and TAL's operating performance and profitability was negatively impacted due to slower global trade growth resulting in reduced demand for leased containers, decreasing utilization, lease rental revenue and used container sales prices, and higher operating costs. If this trend were to reoccur, Triton’s results of operations and cash flows would be negatively affected.
Other general factors affecting demand for leased containers, container utilization and per diem rental rates include:
•the available supply and prices of new and used containers;

•	changes in economic conditions, the operating efficiency of customers and competitive pressures in the shipping industry;
•the availability and terms of equipment financing for customers;
•fluctuations in interest rates and foreign currency values;
•import/export tariffs and restrictions;
•customs procedures;
•foreign exchange controls; and

•	other governmental regulations and political or economic factors that are inherently unpredictable and may be beyond our control.
Any of the aforementioned factors may have a material adverse effect on Triton’s business, financial condition, results of operations and cash flows.
The demand for leased containers is driven by international trade. The growth rate of international trade has been historically low for several years and could fall further due to a slowdown in the global economy, increased trade protectionism or many other factors.
Global containerized trade growth has been at historically low levels for several years, reflecting both a reduction in the rate of global economic growth and decrease in the rate of trade growth relative to the rate of global economic growth. During periods of weak global trade growth, our customers have lower requirements for containers, attempt to reduce operating costs by returning leased containers and tend to lease containers at lower rates. Reduced trade growth was a major driver behind the difficult market conditions and decreasing operating and financial performance in 2015 and 2016.
Many forecasters project that global economic growth is unlikely to return to the higher levels experienced before the financial crisis, and many also project that global containerized trade growth will remain close to or below the level of global economic growth. In addition, trade protectionism has become increasingly likely across many developed countries, and any increase in trade barriers would further reduce global trade growth and the demand for our containers.
Our customers may decide to lease fewer containers. Should shipping lines decide to buy a larger percentage of the containers they operate, Triton’s utilization rate and level of investment would decrease, resulting in decreased leasing revenues, increased storage costs, increased repositioning costs and lower growth.
We, like other suppliers of leased containers, are dependent upon decisions by shipping lines to lease rather than buy their container equipment. Should shipping lines decide to buy a larger percentage of the containers they operate, Triton’s utilization rate would decrease, resulting in decreased leasing revenues, increased storage costs and increased positioning costs. A decrease in the portion of leased containers operated by shipping lines would also reduce Triton’s investment opportunities and significantly constrain our growth. Most of the factors affecting the lease vs. buy decisions of our customers are outside of our control.
Market lease rates may decrease due to a decrease in new container prices, weak leasing demand, increased competition or other factors, resulting in reduced revenues, lower margins, and reduced profitability and cash flows.
Market leasing rates are typically a function of, among other things, new equipment prices (which are heavily influenced by steel prices in China), interest rates, the type and length of the lease, the equipment supply and demand balance at a particular time and location. A decrease in leasing rates can have a materially adverse effect on our leasing revenues, profitability and cash flow.
A decrease in market leasing rates negatively impacts the leasing rates on both new container investments and the existing containers in our fleet. Most of our existing containers are on operating leases, which means that the lease term is shorter than the expected life of the container, so the lease rate we receive for the container is subject to change at the expiration of the current lease. As a result, during periods of low market lease rates, the average lease rate received for our containers is negatively impacted by both the addition of new containers at low lease rates as well as, and more significantly by, the turnover of existing containers from leases with higher lease rates to leases with lower lease rates.
We face significant credit risk. Lessee defaults adversely affect our business, financial condition, results of operations and cash flow by decreasing revenues and increasing storage, positioning, collection, recovery and lost equipment expenses. The risk of lessee defaults is currently elevated due to sustained excess vessel capacity and the resulting poor financial performance for most of our shipping line customers.
Our containers and chassis are leased to numerous customers. Lease rentals and other charges, as well as indemnification for damage to or loss of equipment, are payable under the leases and other arrangements by the lessees. Inherent in the nature of the leases and other arrangements for use of the equipment is the risk that once the lease is consummated, we may not receive, or may experience delay in receipt of, all of the amounts to be paid in respect of the equipment. A delay or diminution in amounts received under the leases and other arrangements could adversely affect our business and financial prospects and our ability to make payments on debt. In addition, not all of our customers provide detailed financial information regarding their operations. As a result, customer credit risk is in part assessed on the basis of their reputation in the market, and there can be no assurance that they can or will fulfill their obligations under the contracts we enter into with them. Our customers could incur financial difficulties, or otherwise have difficulty making payments to us when due, for any number of factors that may be beyond our control and which we may be unable to anticipate.
The cash flow from our equipment, principally lease rentals, management fees and proceeds from the sale of owned equipment, is affected significantly by our ability to collect payments under leases and other arrangements for the use of the equipment and our ability to replace cash flows from terminating leases by re-leasing or selling equipment on favorable terms. All of these factors are subject to external economic conditions and performance by lessees and service providers that are beyond our control.
In addition, when lessees or sub-lessees of our containers and chassis default, we may fail to recover all of its equipment, and the containers and chassis it does recover may be returned in damaged condition or to locations where we will not be able to efficiently re-lease or sell them. As a result, we may have to repair and reposition these containers and chassis to other places where we can re-lease or sell them and we may lose lease revenues and incur additional operating expenses in repossessing, repositioning and storing the equipment.
We also often incur extra costs to remove existing liens when repossessing containers from a defaulting lessee. These costs typically arise when our lessee has also defaulted on payments owed to container terminals or depot facilities where the repossessed containers are located. In such cases, the terminal or depot facility will sometimes seek to have us repay a portion of the unpaid bills as a condition before releasing the containers back to us. These payments are typically limited in countries with well-defined commercial legal systems, but can be large and unpredictable in countries with less developed legal systems.
The likelihood of lessee defaults is currently elevated. The container shipping industry has been suffering for several years from excess vessel capacity and low freight rates due to the combination of low trade growth and widespread ordering of mega vessels. Most of our customers generated financial losses in 2016 and many are burdened by high levels of debt.

We experienced a major lessee default in 2016, and we are still in the process of recovering our containers. On August 31, 2016, Hanjin, a large customer of ours filed for court protection and immediately began a liquidation process. At that time, we had approximately 87,000 containers on lease to Hanjin with a net book value of $243.3 million. We recorded a loss of $29.7 million during the quarter ended September 30, 2016. The impact of the Hanjin bankruptcy was significantly lessened by credit insurance policies in place during 2016 which covered the value of containers that are unrecoverable, cost incurred to recover containers and a portion of lost lease revenue. We have not been able to renew the insurance on the historical TAL portfolio beyond December 31, 2016 at levels considered to be economical and may not be able to obtain such insurance in the future. Had we not had insurance the total financial impact from the Hanjin bankruptcy would likely have exceeded $100 million.
Our balance sheet includes an allowance for doubtful accounts as well as an equipment reserve related to the expected costs of recovering and remarketing containers currently in the possession of customers that have either defaulted or that we believe currently present a significant risk of loss. However, we do not maintain a general equipment reserve for equipment on-hire under operating leases to performing customers. As a result, any major customer default could have a significant impact on our profitability upon such default. Such default could also have a material adverse effect on our business condition and financial prospects.

Triton’s customer base highly is concentrated. A default from any of our largest customers, and especially our largest customer, would have a material adverse effect on our business, financial condition and future prospects. In addition, a significant reduction in leasing business from any of our large customers could have a material adverse impact on demand for our containers and our financial performance.
Our five largest customers represented approximately 55% of our lease billings in 2016, with our single largest customer, CMA CGM, representing approximately 17% of lease billings, and our second largest customer Mediterranean Shipping Co., representing approximately 15% of lease billings, during this period. Furthermore, the shipping industry has been consolidating for a number of years, and further consolidation is expected and could increase the portion of our revenues that come from our largest customers.
Given the high concentration of our customer base, a default by any of our largest customers would result in a major reduction in our leasing revenue, large repossession expenses, potentially large lost equipment charges and a material adverse impact on our performance and financial condition. In addition, the loss or significant reduction in orders from any of our major customers could materially reduce the demand for our containers and result in lower leasing revenue, higher operating expenses and diminished growth prospects.
Credit insurance may not be available in the future to help defer the costs of future credit defaults.
TCIL and TAL have historically maintained credit insurance to help mitigate the cost and risk of lessee defaults. The per-occurrence coverage limits for TCIL and TAL collectively exceeded $100 million for 2016, and we expect this insurance coverage to meaningfully reduce our costs resulting from the default of Hanjin, perhaps by $50 million or more.
However, our credit insurance policies mostly have annual terms and these terms have already started to expire. In the aftermath of the Hanjin bankruptcy, credit insurance protection has become much more limited and the cost of the more limited protection has increased substantially. We currently assess the cost and level of credit insurance protection offered to the company as uneconomic, and we have started to allow credit insurance coverage to lapse. If we do not renew our credit insurance coverage, we will be forced to incur all of the losses resulting from future lessee defaults, significantly increasing the likelihood that a lessee default would have a material adverse impact on our profitability and financial condition.
Used container sales prices decreased steadily from 2011 through the middle of 2016 and currently are below our accounting residual values, leading to losses on the disposal of Triton’s equipment.
Although our revenues primarily depend upon equipment leasing, our profitability is also affected by the gains or losses we realize on the sale of used containers because, in the ordinary course of our business, we sell certain containers when they are returned by customers upon lease expiration. The volatility of the selling prices and gains or losses from the disposal of such equipment can be significant. Used container selling prices, which can vary substantially, depend upon, among other factors, the cost of new containers, the global supply and demand balance for containers, the location of the containers, the supply and demand balance for used containers at a particular location, the physical condition of the container, refurbishment needs, materials and labor costs and obsolescence of certain equipment or technology. Most of these factors are outside of our control.
Containers are typically sold if it is in our best interest to do so after taking into consideration local and global leasing and sale market conditions and the age, location and physical condition of the container. As these considerations vary, gains or losses on sale of equipment will also fluctuate and may be significant if we sell large quantities of containers.
Used container selling prices and the gains or losses that we have recognized from selling used containers have varied widely.
Selling prices for used containers and disposal gains were exceptionally high from 2010 to 2012 due to a tight global supply and demand balance for containers. Since then, used container prices have declined to levels below our estimated residual values resulting in significant losses on sale of leasing equipment in 2016. If disposal prices remain below our residual values for an extended period, it will have a significantly negative impact on Triton’s financial performance and cash flow.
We may incur future asset impairment charges.
An asset impairment charge may result from the occurrence of unexpected adverse events or management decisions that impact our estimates of expected cash flows generated from our long-lived assets. We review our long-lived assets, including our container and chassis equipment, goodwill and other intangible assets for impairment, when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We may be required to recognize asset impairment charges in the future as a result of reductions in demand for specific container and chassis types, a weak economic environment, challenging market conditions, events related to particular customers or asset types, or as a result of asset or portfolio sale decisions by management.
The likelihood that we could incur asset impairment charges increases during periods of low new container prices, low market lease rates and low used container selling prices. These conditions existed in the industry for much of 2015 and 2016, which all significantly impacted our calculations for the future cash flow we expect from our existing long-lived assets. While these factors improved in the second half of 2016, there is no assurance the improvement will last.
In addition, used container selling prices currently remain below our estimated residual values despite the recent improvement in market conditions. If disposal prices remain below our residual values for an extended period, we will likely need to revise our estimate for residual values. Decreasing estimates for residual values would result in an immediate impairment charge on containers older than the estimated useful life in our depreciation calculations, and would result in increased depreciation expense for all of our containers in subsequent periods.
Asset impairment charges could significantly impact our profitability and could potentially cause us to breach the financial covenants contained in some or all of our debt agreements. The impact of asset impairment charges and a potential covenant default could be severe.
Equipment trading results have been highly volatile and are subject to many factors outside of our control and are dependent upon a steady supply of used equipment.
We purchase used containers for resale from our shipping line customers and other container sellers. If the supply of equipment becomes limited because these sellers develop other means for disposing of their equipment or develop their own sales networks, we may not be able to purchase the inventory necessary to meet our goals, and our equipment trading revenues and its profitability could be negatively impacted.
Abrupt changes in sales prices on equipment purchased for resale could negatively affect our equipment trading margins.
We expect to purchase and sell containers opportunistically as part of our equipment trading segment. We purchase equipment for resale on the premise that we will be able to sell the inventory in a relatively short time frame. If sales prices rapidly deteriorate and Triton holds a large inventory of equipment that was purchased when prices for equipment were higher, then our gross margins could decline or become negative.
We face extensive competition in the container leasing industry.
We may be unable to compete favorably in the highly competitive container leasing and sales business. We compete with more than ten other major leasing companies, many smaller container lessors, manufacturers of container equipment, companies offering finance leases as distinct from operating leases, promoters of container ownership and leasing as a tax shelter investment, shipping lines which sometimes lease their excess container stocks, and suppliers of alternative types of equipment for freight transport. Some of these competitors may have greater financial resources and access to capital than us. Additionally, some of these competitors may, at times, accumulate a high volume of underutilized inventories of containers, which could lead to significant downward pressure on lease rates and margins.
Competition among container leasing companies depends upon many factors, including, among others, lease rates, lease terms (including lease duration, and drop-off and repair provisions), customer service, and the location, availability, quality and individual characteristics of equipment. The highly competitive nature of our industry may reduce lease rates and margins and undermine our ability to maintain our current level of container utilization or achieve our growth plans.

Profitability decreased steadily during 2015 and much of 2016, leading to an increased likelihood that we could breach the financial covenants included in our debt agreements. The consequences of breaching financial covenants could be severe.
Market conditions were extremely weak in the container leasing industry for much of 2015 and 2016, reflecting, among other things, weakness in global trade, low new container prices, low market lease rates, and low used container sale prices. As a result, the profitability of TCIL, TAL and Triton deteriorated substantially during this time, and the gap between TCIL’s, TAL’s and Triton’s financial performance and the minimum performance levels required by the financial covenants in their various debt agreements has substantially decreased. If market conditions deteriorate again, or if we face another major customer default, and either of such events adversely impacts our performance, it is possible that we may not be able to remain in compliance with the financial covenants in our debt facilities.
We could face numerous adverse and potentially severe consequences from breaching these financial covenants, including substantial fees, higher interest rates, limitations on capital spending, limitations on paying dividends and potential default and liquidation if debt holders refuse to grant waivers for any covenant violations and accelerate the repayment of principal payments owed.

Financing for the container leasing industry has become more difficult to arrange and more expensive. If Triton is unable to finance capital expenditures efficiently, our business and growth plans will be adversely affected.
We expect to make capital investments to, among other things, maintain and expand the size of our container fleet. We have relied heavily on debt financing to help fund new container investments. Due to the challenging market conditions facing the leasing industry for much of 2015 and 2016, and the deteriorating financial performance of container leasing companies, including Triton, lenders to the container leasing industry have become more cautious, decreasing the sources of capital available to fund new container investments and increasing the costs of the loans which are available. If we are unable to raise sufficient debt financing, we may be unable to achieve our targeted level of investment and growth. In addition, we may be unable to pass along the higher cost of financing to our customers through high per diem lease rates, which would reduce the profit margin and investment returns on new container investments.
In addition, our financing capacity could decrease, our financing costs and interest rates could increase, or our future access to the financial markets could be limited, as a result of other risks and contingencies, many of which are beyond our control, including: (i) the acceptance by credit markets of the structures and structural risks associated with our bank financing, private placement financing and asset-backed financing arrangements; (ii) the credit ratings provided by credit rating agencies for our corporate rating and those of our special purpose funding entities; (iii) third parties requiring changes in the terms and structure of our financing arrangements, including increased credit enhancements (such as lower advance rates) or required cash collateral and/or other liquid reserves; or (iv) changes in laws or regulations that negatively impact the terms on which the banks or other creditors may finance us. We may have more difficulty obtaining financing if lenders are unwilling to lend the amount of funds to us that they historically lent in total to TCIL and TAL. If we are unsuccessful in obtaining sufficient additional financing on acceptable terms, on a timely basis, or at all, such changes could have a material adverse effect on our liquidity, interest costs, financial condition, cash flows and results of operations.
We have a substantial amount of debt outstanding on a consolidated basis and have significant debt service requirements. This increases the risk that adverse changes in our operating performance, our industry or the financial markets could severely diminish our financial performance and future business and growth prospects, and increases the chance that we might face insolvency due to a default on our debt obligations.
As of December 31, 2016, we had outstanding indebtedness of approximately $6.4 billion under our debt facilities. Total interest and debt expense for the year ended December 31, 2016 was $184.0 million. As of December 31, 2016, our net debt (total debt plus equipment purchases payable less cash) was equal to 80.5% of the net book value of our revenue earnings assets.
Our substantial amount of debt could have important consequences for investors, including:

•
making it more difficult for us to satisfy our obligations with respect to our debt facilities. Any failure to comply with such obligations, including a failure to make timely interest or principal payments, or a breach of financial or other restrictive covenants, could result in an event of default under the agreements governing such indebtedness, which could lead to, among other things, an acceleration of our indebtedness or foreclosure on the assets securing our indebtedness and which could have a material adverse effect on our business, financial condition, future prospects and solvency;

•
requiring Triton to dedicate a substantial portion of our cash flow from operations to make payments on our debt, thereby reducing funds available for operations, capital expenditures, future business opportunities and other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limiting our ability to borrow additional funds, or to sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes;

•	making it difficult for us to pay dividends on our common shares

•	increasing our vulnerability to general adverse economic and industry conditions, including changes in interest rates; and

•	placing us at a competitive disadvantage compared to our competitors having less debt.

Additionally, we may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot refinance our indebtedness, we may have to take actions such as selling assets, seeking equity capital or reducing or delaying future capital expenditures or other business investments, which could have a material adverse impact on our growth rate, profitability and cash flow. Such actions, if necessary, may not be effected on commercially reasonable terms or at all. Our indebtedness will restrict our ability to sell assets and use the proceeds from such sales in certain ways.

Despite our substantial leverage, we and our subsidiaries may be able to incur additional indebtedness. This could further exacerbate the risks described above.
Triton and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although our current credit facilities contain restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of qualifications and exceptions, and, under certain circumstances, indebtedness incurred in compliance with such restrictions could be substantial. In addition, we may be able to incur indebtedness in the future notwithstanding any restrictions on the incurrence of indebtedness. To the extent that new indebtedness is added to current debt levels, the risks described above would increase.
We will require a significant amount of cash to service and repay our outstanding indebtedness. This may limit our ability to fund future capital expenditures, pursue future business opportunities, make acquisitions or return cash to Triton shareholders.
Our high level of indebtedness requires us to make large interest and principal payments. These debt service payments will represent a significant portion of our cash flow, and if our operating cash flow decreases in the future, or if it becomes more difficult for us to arrange financing to refinance existing debt facilities, our ability to finance capital expenditures could be severely limited.
If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to finance capital expenditures, we will be unable to reach our targeted growth rates and our profitability will decrease.
Triton’s credit facilities impose significant operating and financial restrictions, which may prevent Triton from pursuing certain business opportunities and taking certain actions.
Our asset-backed securities, institutional notes and other credit facilities impose, and the terms of any future indebtedness may impose, significant operating, financial and other restrictions on Triton and our subsidiaries. These restrictions will limit or prohibit, among other things, our ability to:
•incur additional indebtedness;
•pay dividends on or redeem or repurchase our shares;
•issue additional share capital;
•make loans and investments;
•create liens;
•sell certain assets or merge with or into other companies;
•enter into certain transactions with our shareholders and affiliates;
•cause our subsidiaries to make dividends, distributions and other payments to Triton; and
•otherwise conduct necessary corporate activities.
These restrictions could adversely affect our ability to finance its future operations or capital needs and pursue available business opportunities. A breach of any of these restrictions could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and fees, to be immediately due and payable and proceed against any collateral securing that indebtedness, which will constitute substantially all of its material container assets.

Environmental regulations may result in equipment obsolescence or require substantial investments to retrofit existing equipment. Additionally, environmental concerns are leading to significant design changes for new containers that have not been extensively tested, which increases the risks we will face from potential technical problems.
Many countries, including the United States, restrict, prohibit or otherwise regulate the use of chemical refrigerants due to their ozone depleting and global warming effects. Triton’s refrigerated containers currently use R134A or 404A refrigerant. While R134A and 404A do not contain CFCs (which have been restricted since 1995), the European Union has instituted regulations beginning in 2011 to phase out the use of R134A in automobile air conditioning systems due to concern that the release of R134A into the atmosphere may contribute to global warming. While the European Union regulations do not currently restrict the use of R134A or 404A in refrigerated containers or trailers, it has been proposed that, beginning in 2025, R134A and 404A usage in refrigerated containers will be banned, although the final decision has not yet been made. Further, certain manufacturers of refrigerated containers, including the largest manufacturer of cooling machines for refrigerated containers, have begun testing units that utilize alternative refrigerants, such as carbon dioxide, that may have less global warming potential than R134A and 404A. If future regulations prohibit the use or servicing of containers using R134A or 404A refrigerants, Triton could be forced to incur large retrofitting expenses. In addition, refrigerated containers that are not retrofitted may become difficult to lease, command lower rental rates and disposal prices, or may have to be scrapped.
Also, the foam insulation in the walls of intermodal refrigerated containers requires the use of a blowing agent that contains hydrochlorofluorocarbons (CFCs, specifically HCFC-141b). Manufacturers are in various stages of phasing out the use of this blowing agent in the manufacturing process. In accordance with the Montreal Protocol on Substances that Deplete the Ozone Layer, the continued use of HCFC-141b in manufacturing is currently permitted. The European Union (“EU”) prohibits the import and the placing on the market in the EU of intermodal containers with insulation made with HCFC-141b (“EU regulation”). However, the European Commission has recognized that notwithstanding its regulation, under international conventions governing free movement of intermodal containers, the use of such intermodal refrigerated containers admitted into EU countries on temporary customs admission should be permitted. Each country in the EU has its own individual and different regulations to implement the EU regulation. We have procedures in place that they believe comply with the EU and country regulations. However, if such intermodal refrigerated containers exceed their temporary customs admission period and/or their custom admissions status changes (e.g., should such container be off-hired) and such intermodal refrigerated containers are deemed placed on the market in the EU, or if our procedures are deemed not to comply with EU or a country’s regulation, we could be subject to fines and penalties. Also, if future international conventions or regulations prohibit the use or servicing of containers with foam insulation that utilized this blowing agent during the manufacturing process, we could be forced to incur large retrofitting expenses and those containers that are not retrofitted may become more difficult to lease and command lower rental rates and disposal prices.
An additional environmental concern affecting our operations relates to the construction materials used in our dry containers. The floors of dry containers are plywood, usually made from tropical hardwoods. Due to concerns regarding the de-forestation of tropical rain forests and climate change, many countries which have been the source of these hardwoods have implemented severe restrictions on the cutting and export of these woods. Accordingly, container manufacturers have switched a significant portion of production to more readily available alternatives such as birch, bamboo, and other farm grown wood species. Container users are also evaluating alternative designs that would limit the amount of plywood required and are also considering possible synthetic materials to replace the plywood. These new woods or other alternatives have not proven their durability over the typical 13 to 15 year life of a dry container, and if they cannot perform as well as the hardwoods have historically, the future repair and operating costs for these containers could be significantly higher and the useful life of the containers may be decreased.
The paint systems used for dry containers are also currently being modified. Container manufacturers have historically used solvent-based paint systems for containers, and they are in the process of changing to water-based paint systems for environmental reasons. Water-based paint systems require more time and care for proper application, and there is an increased risk that the paint will not adhere properly to the steel for the expected useful life of the containers. Poor paint coverage leads to premature rusting, increased maintenance cost over the life of the container and could result in a shorter useful life.
Litigation to enforce our leases and recover our containers has inherent uncertainties that are increased by the location of our containers in jurisdictions that have less developed legal systems.
While almost all of our lease agreements are governed by New York or California law and provide for the non-exclusive jurisdiction of the courts located in the State of New York or the courts located in San Francisco, California or arbitration in San Francisco, California, the ability to enforce the lessees’ obligations under the leases and other arrangements for use of the containers often is subject to applicable laws in the jurisdiction in which enforcement is sought. It is not possible to predict, with any degree of certainty, the jurisdictions in which enforcement proceedings may be commenced. Triton’s containers are manufactured primarily in China, and a substantial portion of our containers are leased out of Asia, primarily China, and are used by our customers in a wide range of global trades. Litigation and enforcement proceedings have inherent uncertainties in any jurisdiction and are expensive. These uncertainties are enhanced in countries that have less developed legal systems where the interpretation of laws and regulations is not consistent, may be influenced by factors other than legal merits and may be cumbersome, time-consuming and more expensive. For example, repossession from defaulting lessees may be difficult and more expensive in jurisdictions whose laws do not confer the same security interests and rights to creditors and lessors as those in the United States and where the legal system is not as well developed. Additionally, even if we are successful in obtaining judgments against defaulting customers, these customers may have limited owned assets and/or heavily encumbered assets and the collection and enforcement of a monetary judgment against them may be unsuccessful. As a result, the remedies available and the relative success and expedience of collection and enforcement proceedings with respect to the containers in various jurisdictions cannot be predicted.
The success of our recovery efforts for defaulted leases has been hampered by undeveloped creditor protections and legal systems in a number of countries. In these situations, we experienced an increase in average recovery costs per unit and a decrease in the percentage of containers recovered in default situations primarily due to excessive charges applied to our containers by the depot or terminal facilities that had been storing the containers for the defaulted lessee. In these cases, the payments demanded by the depot or terminal operators often significantly exceeded the amount of storage costs that Triton would have reasonably expected to pay for the release of the containers. However, legal remedies were limited in many of the jurisdictions where the containers were being stored, and we were sometimes forced to accept the excessive storage charges to gain control of our containers. If the number and size of defaults increases in the future, and if a large percentage of the defaulted containers are being stored in countries with less developed legal systems, losses resulting from recovery payments and unrecovered containers could be large and our profitability significantly reduced.
Manufacturers of equipment may be unwilling or unable to honor manufacturer warranties covering defects in our equipment.
We obtain warranties from the manufacturers of equipment that we purchase. When defects in the containers occur, we work with the manufacturers to identify and rectify the problems. However, there is no assurance that manufacturers will be willing or able to honor warranty obligations. If defects are discovered in containers that are not covered by manufacturer warranties, we could be required to expend significant amounts of money to repair the containers, the useful lives of the containers could be shortened and the value of the containers reduced.
For example, there has been an increase in the number of premature failures of wood floors on containers. A shortage of mature tropical hardwood has forced manufacturers to use younger and alternative species of wood to make container floors, and it is likely that the number and magnitude of warranty claims related to premature floor failure will increase. If container manufacturers do not honor warranties covering these failures, or if the failures occur after the warranty period expires, Triton could be required to expend significant amounts of money to repair or sell containers earlier than expected. This could have a material adverse effect on our operating results and financial condition.
Changes in market price or availability of containers in China could adversely affect our ability to maintain our supply of containers.
The vast majority of intermodal containers are currently manufactured in China, and we currently purchase substantially all of our dry containers, special containers and refrigerated containers from manufacturers based there. In addition, the container manufacturing industry in China is highly concentrated. In the event that it were to become more expensive for us to procure containers in China because of further consolidation among container suppliers, a dispute with one of our manufacturers, increased tariffs imposed by the United States or other governments or for any other reason, we would have to seek alternative sources of supply. We may not be able to make alternative arrangements quickly enough to meet our equipment needs, and the alternative arrangements may increase our costs, reduce our profitability and make us less competitive in the market.
Triton may incur significant costs associated with relocation of leased equipment.
When lessees return equipment to locations where supply exceeds demand, containers are routinely repositioned to higher demand areas. Positioning expenses vary depending on geographic location, distance, freight rates and other factors. Positioning expenses can be significant if a large portion of our containers are returned to locations with weak demand.

We currently seek to limit the number of containers that can be returned to areas where demand for such containers is not expected to be strong. However, future market conditions may not enable us to continue such practices. In addition, Triton may not be successful in accurately anticipating which port locations will be characterized by weak or strong demand in the future, and current contracts will not provide much protection against positioning costs if ports that are expected to be strong demand ports turn out to be surplus container ports when the equipment is returned to such ports upon lease expiration. In particular, we could incur significant positioning costs in the future if trade flows change from net exports to net imports in locations such as the main ports in China that are currently considered to be high demand locations and where our leases typically allow large numbers of containers to be returned.
Sustained Asian economic, social or political instability could reduce demand for leasing.
Many of the shipping lines to which we lease containers are entities domiciled in Asian countries. In addition, many of its customers are substantially dependent upon shipments of goods exported from Asia. From time to time, there have been economic disruptions, financial turmoil and political instability in this region. If these events were to occur again in the future, they could adversely affect these customers and lead to reduced demand for leasing of our containers or otherwise adversely affect it.
It may become more expensive for Triton to store our off-hire containers.
We are dependent on third-party depot operators to repair and store our equipment in port areas throughout the world. In many of these locations the land occupied by these depots is increasingly being considered as prime real estate. Accordingly, local communities are considering increasing restrictions on depot operations which may increase their costs of operation and in some cases force depots to relocate to sites further from the port areas. Additionally, depots in prime locations may become filled to capacity based on market conditions and may refuse additional containers due to space constraints. This could require us to enter into higher-cost storage agreements with third-party depot operators in order to accommodate our customers’ turn-in requirements and could result in increased costs and expenses for us. If these changes affect a large number of the depots it could significantly increase the cost of maintaining and storing our off-hire containers.
We rely on our information technology systems to conduct our business. If there are disruptions due to the Merger or otherwise and these systems fail to adequately perform their functions, or if Triton experiences an interruption in our operation, our business and financial results could be adversely affected.
The efficient operation of our business is highly dependent on our information technology systems including our equipment tracking and billing systems and our customer interface systems. These systems allow customers to place pick-up and drop-off orders, view current inventory and check contractual terms in effect with respect to any given container lease agreement. These systems also track transactions, such as container pick-ups, drop-offs and repairs, and bill customers for the use of and damage to our equipment. TCIL and TAL continue to rely on separate information systems. Operating two systems currently reduces the efficiency of Triton’s operating processes and increases the risk of accounting errors, billing errors, loss of equipment control, and other operating problems. A delay in the planned integration of the separate systems or the failure to properly transfer this data and information to the new combined operating system would increase these risks. In addition, our information technology systems will be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power loss and computer systems failures and viruses. Any such interruption could have a material adverse effect on our business.
Security breaches and other disruptions could compromise our information technology systems and expose us to liability, which could cause our business and reputation to suffer.
In the ordinary course of our business, we will collect and store sensitive data on our systems and networks, including our proprietary business information and that of our customers and suppliers, and personally identifiable information of our customers and employees. The secure storage, processing, maintenance and transmission of this information is critical to our operations. Despite the security measures we employ, our information technology systems and networks may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise such systems and networks and the information stored therein could be accessed, publicly disclosed and/or lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disruption to our operations, damage to our reputation and/or loss of competitive position.

A number of key personnel are critical to the success of our business.
We have senior executives and other management level employees from both TCIL and TAL with extensive industry experience. We rely on this knowledge and experience in our strategic planning and in our day-to-day business operations. Our success depends in large part upon our ability to retain our senior management, the loss of one or more of whom could have a material adverse effect on our business. Our success also depends on our ability to retain our experienced sales force and technical personnel as well as to recruit new skilled sales, marketing and technical personnel. Competition for experienced managers in our industry can be intense and the Merger may make it more difficult for us to retain or successfully recruit, or train qualified personnel. If we fail to retain and recruit the necessary personnel, our business and our ability to retain customers and provide acceptable levels of customer service could suffer.
The international nature of the container industry exposes Triton to numerous risks.
We are subject to risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. These risks include:
•regional or local economic downturns;
•changes in governmental policy or regulation;
•restrictions on the transfer of funds into or out of countries in which we operate;

•	compliance with U.S. Treasury sanctions regulations restricting doing business with certain nations or specially designated nationals;

•	import and export duties and quotas;

•	domestic and foreign customs and tariffs;

•	international incidents;

•	military outbreaks;

•	government instability;

•	nationalization of foreign assets;

•	government protectionism;

•	compliance with export controls, including those of the U.S. Department of Commerce;

•	compliance with import procedures and controls, including those of the U.S. Department of Homeland Security;

•	potentially negative consequences from changes in tax laws;

•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•	labor or other disruptions at key ports;

•	difficulty in staffing and managing widespread operations;

•	difficulty in registering intellectual property or inadequate intellectual property protection in foreign jurisdictions; and

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions.
Any one or more of these factors could impair our current or future international operations and, as a result, harm our overall business.
The lack of an international title registry for containers increases the risk of ownership disputes.
There is no internationally recognized system of recordation or filing to evidence our title to containers nor is there an internationally recognized system for filing security interests in containers. Although this has not occurred to date, the lack of a title recordation system with respect to containers could result in disputes with lessees, end-users, or third parties who may improperly claim ownership of the containers.

Certain liens may arise on our containers.
Depot operators, repairmen and transporters may come into possession of our containers from time to time and have sums due to them from the lessees or sublessees of the containers. In the event of nonpayment of those charges by the lessees or sublessees, we may be delayed in, or entirely barred from, repossessing the containers, or be required to make payments or incur expenses to discharge such liens on the containers.
The Hanjin bankruptcy and the related recovery of Triton owned units previously leased to Hanjin has resulted in significant payments to obtain the release of units/containers from those in possession of these units.
Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported operating results.
Generally Accepted Accounting Principles ("GAAP") are subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on Triton’s reported results and may even affect Triton’s reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may materially adversely affect Triton’s reported financial results or the way in which Triton conducts its business.

Because of our significant international operations, we could be materially adversely affected by violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-corruption and anti-bribery laws and regulations.
We operate on a global basis, with the vast majority of our revenue generated from leasing our containers to lessees for use in international trade. We are also dependent on third-party depot operators to repair and store our containers in port locations throughout the world. Our business operations are subject to anti-corruption and anti-bribery laws and regulations, including restrictions imposed by the U.S. Foreign Corrupt Practices Act (the “FCPA”), as well as the United Kingdom Bribery Act of 2010 (the “U.K. Bribery Act”). The FCPA, the U.K. Bribery Act and similar anti-corruption and anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries and agents from making improper payments to government officials or any other persons for the purpose of obtaining or retaining business. Our internal controls and procedures are designed to ensure that we comply with anti-corruption and anti-bribery laws, rules and regulations and help mitigate and protect against corruption risks. Any determination of a violation or an investigation into violations of the FCPA or the U.K. Bribery Act or similar anti-corruption and anti-bribery laws could have a material and adverse effect on our business, results of operations and financial condition.
A failure to comply with export control or economic sanction laws and regulations could have a material adverse effect on our business, results of operations or financial condition. We may be unable to ensure that our agents and/or customers comply with applicable sanctions and export control laws.
We face several risks inherent in conducting our business internationally, including compliance with applicable economic sanctions laws and regulations, such as laws and regulations administered by the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”), the U.S. Department of State and the U.S. Department of Commerce. We must also comply with all applicable export control laws and regulations of the United States (including but not limited to the U.S. Export Administration Regulations) and other countries. Any determination of a violation or an investigation into violations of export controls or economic sanctions laws and regulations could result in significant criminal or civil fines, penalties or other sanctions and repercussions, including reputational harm that could materially affect our business, results of operations or financial condition.
We may incur increased costs associated with the implementation of new security regulations, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may be subject to regulations promulgated in various countries, including the United States, seeking to protect the integrity of international commerce and prevent the use of containers for international terrorism or other illicit activities. For example, the Container Safety Initiative, the Customs-Trade Partnership Against Terrorism and Operation Safe Commerce are among the programs administered by the U.S. Department of Homeland Security that are designed to enhance security for cargo moving throughout the international transportation system by identifying existing vulnerabilities in the supply chain and developing improved methods for ensuring the security of containerized cargo entering and leaving the United States. Moreover, the International Convention for Safe Containers, 1972 (CSC), as amended, adopted by the International Maritime Organization, applies to containers and seeks to maintain a high level of safety of human life in the transport and handling of containers by providing uniform international safety regulations. As these regulations develop and change, we may incur increased compliance costs due to the acquisition of new, regulation compliant containers and/or the adaptation of existing containers to meet any new requirements imposed by such regulations. Additionally, certain companies are currently developing or may in the future develop products designed to enhance the security of containers transported in international commerce. Regardless of the existence of current or future government regulations mandating the safety standards of intermodal cargo containers, our competitors may adopt such products or our customers may require that we adopt such products in the conduct of our container leasing business. In responding to such market pressures, we may incur increased costs, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Terrorist attacks could negatively impact our operations and profitability and may expose us to liability and reputational damage.
Terrorist attacks may negatively affect our operations and profitability. Such attacks have contributed to economic instability in the United States, Europe and elsewhere, and further acts of terrorism, violence or war could similarly affect world trade and the industries in which we and our customers operate. In addition, terrorist attacks or hostilities may directly impact ports our containers enter and exit, depots, our physical facilities or those of our suppliers or customers and could impact our sales and our supply chain. A severe disruption to the worldwide ports system and flow of goods could result in a reduction in the level of international trade and lower demand for our containers. The consequences of any terrorist attacks or hostilities are unpredictable, and we may not be able to foresee events that could have an adverse effect on our operations.
It is also possible that one of our containers could be involved in a terrorist attack. Although lease agreements typically require lessees to indemnify lessors against all damages arising out of the use of our containers, and we carry insurance to potentially offset any costs in the event that our customer indemnifications prove to be insufficient, the insurance does not cover certain types of terrorist attacks, and we may not be fully protected from liability or the reputational damage that could arise from a terrorist attack which utilizes one of our containers.
Environmental liability may adversely affect our business and financial situation.
We are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants to air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. We could incur substantial costs, including cleanup costs, fines and third-party claims for property damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations in connection with our current or historical operations. Under some environmental laws in the United States and certain other countries, the owner of a leased container may be liable for environmental damage, cleanup or other costs in the event of a spill or discharge of material from a container without regard to the owner’s fault. We have not yet experienced any such claims, although we cannot assure you that we will not be subject to such claims in the future. Liability insurance policies, including ours, usually exclude claims for environmental damage. Some of our lessees may have separate insurance coverage for environmental damage, but we cannot assure you that any such policies would cover or otherwise offset any liability we may have as the owner of a leased container. Our standard master tank container lease agreement insurance clause requires our tank container lessees to provide pollution liability insurance. In addition, we will typically require our customers to provide us with indemnity against certain losses; however, such insurance or indemnities may not fully protect us against damages arising from environmental damage.
Adverse changes in U.S. tax rules or a reduction in our level of continuing investment in the U.S. could negatively impact our or certain of our subsidiaries’ income tax provisions or future cash tax payments.
Our U.S. subsidiaries record a tax provision in their financial statements. Certain of these subsidiaries currently do not pay, and we expect they will continue not to pay, in the near term any meaningful U.S. income taxes primarily due to the benefit they currently receive, and we expect they will continue to receive, from accelerated tax depreciation of their container investments. A change in the rules governing the tax depreciation for these U.S. subsidiaries’ containers, in particular, a change that increases the period over which they must depreciate their containers for tax purposes, could reduce or eliminate this tax benefit and significantly increase these U.S. subsidiaries’ cash tax payments.
In addition, even under current tax rules, these U.S. subsidiaries will need to make ongoing investments in new containers in order to continue to benefit from the tax deferral generated by accelerated tax depreciation. If these U.S. subsidiaries are unable to do so, the favorable tax treatment from accelerated tax depreciation would diminish, and they could face significantly increased cash tax payments.
In addition, our net deferred tax liability balance includes a deferred tax asset for U.S. federal and various states resulting from net operating loss carryforwards. A reduction to our future earnings, which will lower taxable income, may require us to record a charge against earnings in the form of a valuation allowance, if it is determined that it is more-likely-than-not that some or all of the loss carryforwards will not be realized.

U.S. investors in Triton could suffer adverse tax consequences if Triton is characterized as a passive foreign investment company for U.S. federal income tax purposes.
Based upon the nature of our business activities, we may be classified as a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes. Such characterization could result in adverse U.S. tax consequences to direct or indirect U.S. investors in Triton common shares. For example, if Triton is a PFIC, our U.S. investors could become subject to increased tax liabilities under U.S. tax laws and regulations and could become subject to burdensome reporting requirements. The determination of whether or not Triton is a PFIC is made on an annual basis and depends on the composition of Triton’s income and assets from time to time. Specifically, for any taxable year, Triton will be classified as a PFIC for U.S. tax purposes if either:

•	75% or more of Triton’s gross income in a taxable year is passive income; or

•	the average percentage of Triton’s assets (which includes cash) by value in a taxable year which produce or are held for the production of passive income is at least 50%.
In applying these tests, Triton is treated as owning or generating directly Triton’s pro rata share of the assets and income of any corporation in which Triton owns at least 25% by value. If you are a U.S. holder and Triton is a PFIC for any taxable year during which you own Triton common shares, you could be subject to adverse U.S. tax consequences. In such a case, under the PFIC rules, unless a U.S. holder is permitted to and does elect otherwise under the Code, such U.S. holder would be subject to special tax rules with respect to excess distributions and any gain from the disposition of Triton common shares. In particular, the excess distribution or gain will be treated as if it had been recognized ratably over the holder’s holding period for Triton common shares, and amounts allocated to prior years starting with the first taxable year of Triton during which Triton was a PFIC will be subject to U.S. federal income tax at the highest prevailing tax rates on ordinary income for that year plus an interest charge.
Based on the composition of Triton’s income, valuation of Triton’s assets and Triton’s election to treat certain of Triton’s subsidiaries as disregarded entities for U.S. federal income tax purposes, Triton does not expect that it should be treated as a PFIC for Triton’s current taxable year or for the foreseeable future. However, because the PFIC determination in Triton’s case is made by taking into account all of the relevant facts and circumstances regarding Triton’s business without the benefit of clearly defined bright line rules, it is possible that Triton may be a PFIC for any taxable year or that the U.S. Internal Revenue Service (the “IRS”) may challenge Triton’s determination concerning its PFIC status.
We may become subject to unanticipated tax liabilities that may have a material adverse effect on our results of operations.
Triton is a Bermuda company, and we believe that the income derived from our operations will not be subject to tax in Bermuda, which currently has no corporate income tax. We further believe that a significant portion of the income derived from our operations will not be subject to tax in many other countries in which our customers or containers are located. However, this belief is based on the anticipated nature and conduct of our business, which may change. It is also based on our understanding of the tax laws of the countries in which our customers use containers. The tax positions we take in various jurisdictions are subject to review and possible challenge by taxing authorities and to possible changes in law that may have retroactive effect.
Our results of operations could be materially and adversely affected if we become subject to a significant amount of unanticipated tax liabilities.
The calculation of our income tax expense requires significant judgment and the use of estimates.
We periodically assess our tax positions based on current tax developments, including enacted statutory, judicial and regulatory guidance. In analyzing our overall tax position, consideration is given to the amount and timing of recognizing income tax liabilities and benefits. In applying the tax and accounting guidance to the facts and circumstances, income tax balances are adjusted as we consider appropriate through the income tax provision. We account for income tax positions on uncertainties by recognizing the effect of income tax positions only if those positions are more-likely-than-not of being sustained, and maintains reserves for income tax positions we believe are not more-likely-than-not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. However, due to the significant judgment required in estimating those reserves, actual amounts paid, if any, could differ significantly from those estimates.
Fluctuations in foreign exchange rates could reduce our profitability.
The majority of our revenues and costs are billed in U.S. dollars. Most of our non-U.S. dollar transactions are individually small amounts and in various denominations and thus are not suitable for cost-effective hedging. In addition, almost all of our container purchases are paid for in U.S. dollars.

Our operations and used container sales in locations outside of the U.S. have some exposure to foreign currency fluctuations, and trade growth and the direction of trade flows can be influenced by large changes in relative currency values. Adverse or large exchange rate fluctuations may negatively affect our results of operations and financial condition.
Most of our equipment fleet is manufactured in China. Although the purchase price is typically in U.S. dollars, our manufacturers pay labor and other costs in the local currency, the Chinese yuan. To the extent that our manufacturers’ costs change due to changes in the valuation of the Chinese yuan, the dollar price we pay for equipment could be affected.
Our operations could be affected by natural or man-made events in the locations in which its customers or suppliers operate.
We have operations in locations subject to severe weather conditions, natural disasters, the outbreak of contagious disease, or man-made incidents such as chemical explosions, any of which could disrupt its operations. In addition, our suppliers and customers also have operations in such locations. For example, in 2011, the northern region of Japan experienced a severe earthquake followed by a series of tsunamis resulting in material damage to the Japanese economy. In 2015, a chemical explosion and fire in the port of Tianjin, China damaged or destroyed a small number of our containers and disrupted operations in the port. Similarly, outbreaks of pandemic or contagious diseases, such as H1N1 (swine) flu and the Ebola virus, could significantly reduce the demand for international shipping or could prevent our containers from being discharged in the affected areas or in other locations after having visited the affected areas. Any future natural or man-made disasters or health concerns in the world where we have business operations could lead to disruption of the regional and global economies, which could result in a decrease in demand for leased containers.
Increases in the cost of or the lack of availability of contingent liability, physical damage and directors' and officers’ liability insurance could increase Triton’s risk exposure and reduce our profitability.
Our lessees and depots are expected to be required to maintain all risks physical damage insurance, comprehensive general liability insurance and to indemnify us against loss. We also maintain our own contingent liability insurance and off-hire physical damage insurance. Nevertheless, lessees’ and depots’ insurance or indemnities and our future insurance may not fully protect us. The cost of such insurance may increase or become prohibitively expensive and such insurance may not continue to be available.
We also maintain directors' and officers' liability insurance. Potential new accounting standards and new corporate governance regulations may make it more difficult and more expensive for us to obtain directors and officers liability insurance. In addition, we may be required to incur substantial costs to maintain increased levels of coverage or such coverage may not continue to be available, which would make it more difficult and expensive to attract and retain our directors and officers.
Labor activism and unrest, or failure to maintain satisfactory labor relations, could adversely affect our business, financial condition and results of operations.
Labor activism and unrest could materially adversely affect our operations and thereby materially adversely affect our financial condition and prospects. We may experience labor unrest, activism, disputes or actions in the future, some of which may be significant and could materially adversely affect our business, financial condition and results of operations.
The price of our common shares has been highly volatile and may decline regardless of its operating performance.
The trading price of our common shares has been and is likely to remain highly volatile. Factors affecting the trading price of our common shares may include:
•variations in our financial results;
•changes in financial estimates or investment recommendations by securities analysts following its business;

•	the public's response to our press releases, other public announcements and filings with the Securities and Exchange Commission;

•	changes in accounting standards, policies, guidance or interpretations or principles;

•	future sales of common shares and our directors, officers and significant shareholders;

•	announcements of technological innovations or enhanced or new products by us or our competitors;

•	the failure to achieve operating results consistent with securities analysts’ projections;

•	the operating and stock price performance of other companies that investors may deem comparable to us;

•	changes in our dividend policy and share repurchase programs;

•	fluctuations in the worldwide equity markets;

•	recruitment or departure of key personnel;

•	failure to timely address changing customer preferences;

•	broad market and industry factors; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to such events.
In addition, if the market for intermodal equipment leasing company stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common shares could decline for reasons unrelated to our business or financial results. The trading price of our common shares might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us.
If securities analysts do not publish research or reports about our business or if they downgrade our shares, the price of our common shares could decline.
The trading market for our common shares relies in part on the research and reports that industry or financial analysts publish about us, our business or our industry. We have no influence or control over these analysts. Furthermore, if one or more of the analysts who do cover Triton downgrades our shares, the price of our shares could decline. If one or more of these analysts ceases coverage of Triton, we could lose visibility in the market, which in turn could cause our share price to decline.
Our failure to comply with required public company corporate governance and financial reporting practices and regulations could materially and adversely impact our financial condition, operating results and the price of our common shares. Further, our internal controls over financial reporting may not detect all errors or omissions in the financial statements. The risk of non-compliance and reporting errors is currently elevated due to our recent Merger.
We are subject to the regulatory compliance and reporting requirements applicable to us as a public company, including those issued by the Securities and Exchange Commission and the New York Stock Exchange "NYSE". Failure to meet these requirements may lead to adverse regulatory consequences, and could lead to a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. If we fail to maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner or otherwise comply with the standards applicable to us as a public company. Any failure to timely provide the required financial information could materially and adversely impact our financial condition and the market value of our common shares. Furthermore, testing and maintaining internal controls can divert our management’s attention from other matters that are important to our business.
The Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), requires that we maintain effective internal controls for financial reporting and disclosure controls and procedures. If we do not maintain compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, we could suffer a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our shares to decline. We can also be subject to sanctions or investigations by the NYSE, the Securities and Exchange Commission or other regulatory authorities for failure to comply with public company corporate governance and financial reporting practices and regulations.
Section 404 of the Sarbanes-Oxley Act requires an annual management assessment of the effectiveness of internal controls over financial reporting and commencing in 2017 a report by Triton’s independent registered public accounting firm. If we fail to maintain the adequacy of internal controls over financial accounting, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act and related regulations. No system of internal controls can provide absolute assurance that the financial statements are accurate and free of material errors. As a result, the risk exists that our internal controls may not detect all errors or omissions in the financial statements.
In addition, there is currently increased risk that we may fail to comply with regulatory or reporting requirements, or that we may have a reporting error or some other control deficiency that could make our financial statements misleading and could be deemed to be a material weakness under the Sarbanes-Oxley act. Our two main subsidiaries still utilize two separate fleet control and accounting systems, and our Merger integration has created significant operational challenges and has required our remaining staff to learn new processes and procedures. We expect the risk of non-compliance, reporting errors and control weaknesses will remain elevated for an extended period of time.

Changes in laws and regulations could adversely affect our business.
All aspects of our business, including leasing, pricing, sales, litigation and intellectual property rights are subject to extensive legislation and regulation. Changes in applicable federal and state laws and agency regulations, as well as the laws and regulations of foreign jurisdictions, could have a material adverse effect on our business.
Concentration of ownership among our significant shareholders may prevent new investors from influencing significant corporate decisions and may result in conflicts of interest.
As of December 31, 2016, certain affiliates of Warburg Pincus LLC ("Warburg Pincus") own approximately 26% of Triton’s common shares and certain affiliates of Vestar Capital Partners, Inc. ("Vestar") own approximately 14% of Triton's common shares, and Warburg Pincus and Vestar (collectively, the "Sponsor Shareholders"), in the aggregate, own approximately 40% of Triton’s common shares. Under the shareholder agreements with the Sponsor Shareholders (the "Sponsor Shareholder Agreements"), Warburg Pincus has the ongoing right to designate two individuals to serve on the Triton Board, and Vestar has the ongoing right to designate one individual to serve on the Triton Board, in each case subject to the approval by the Triton Nominating and Corporate Governance Committee of any individuals so designated. The rights of Warburg Pincus and Vestar to designate individuals to serve on the Triton Board are subject to reduction as their respective ownership of Triton common shares declines. The Sponsor Shareholders Agreements provide certain restrictions on the Sponsor Shareholders, which are further described in the Registration Statement on Form S-4 that we filed with the SEC on December 24, 2015, as amended (the "Form S-4"), under “Related Agreements - The Sponsor Shareholders Agreements.” However, the concentration of influence in the Sponsor Shareholders may delay, deter or prevent acts that would be favored by Triton’s other shareholders, who may have interests different from those of Triton’s Sponsor Shareholders. For example, Triton’s Sponsor Shareholders could delay or prevent an acquisition, Merger or amalgamation deemed beneficial to other shareholders, or cause, or seek to cause, Triton to take courses of action that, in their judgment, could enhance their investment in Triton, but which might involve risks to Triton’s other shareholders or adversely affect Triton or Triton’s other shareholders. Triton’s Sponsor Shareholders may be able to cause or prevent a change in control of Triton or a change in the composition of the Triton Board and could preclude any unsolicited acquisition of Triton. This may have the effect of delaying, preventing or deterring a change in control. In addition, this significant concentration of share ownership may materially adversely affect the trading price of Triton’s common shares because investors often perceive disadvantages in owning common shares in companies with significant concentrations of ownership.

Further, the Triton bye-laws provide that Triton, on behalf of itself and its subsidiaries, renounces any interest or expectancy we or our subsidiaries may have in (or in being offered an opportunity to participate in) business opportunities that are from time to time presented to any of Warburg Pincus or Vestar and their respective affiliated funds, or any of their respective officers, directors, agents, shareholders, members, partners, affiliates and subsidiaries (other than Triton and our subsidiaries), even if the opportunity is one that Triton or our subsidiaries might reasonably be deemed to have pursued or had the ability or desire to pursue if granted the opportunity to do so. The Triton bye-laws provide that no such person will be liable to Triton or any of our subsidiaries (for breach of any duty or otherwise), as a director or officer or otherwise, by reason of the fact that such person pursues or acquires such business opportunity, directs such business opportunity to another person or fails to present such business opportunity, or information regarding such business opportunity, to Triton or our subsidiaries; provided, that the foregoing will not apply to any such person who is a director or officer of Triton, if such business opportunity is expressly offered to such director or officer in writing solely in his or her capacity as a director or officer of Triton. This may cause the strategic interests of Triton’s Sponsor Shareholders to differ from, and conflict with, the interests of Triton and of Triton’s other shareholders in material respects.
Future sales of Triton common shares, or the perception in the public markets that such sales may occur, may depress the Triton share price.
Sales of substantial amounts of our common shares in the public market or the perception that such sales could occur, could adversely affect the price of our common shares and could impair Triton’s ability to raise capital through the sale of additional shares.
In addition, to the extent that certain Triton shareholders associated with Pritzker family business interests (each, a "Pritzker Shareholder") or the Sponsor Shareholders sell, or indicate an intent to sell, substantial amounts of our common shares in the public market, the trading price of our common shares could decline significantly. These factors could also make it more difficult for us to raise additional funds through future offerings of our common shares or other securities.

Issuing additional common shares or other equity securities or securities convertible into equity for financing or in connection with our incentive plans, acquisitions or otherwise may dilute the economic and voting rights of our existing shareholders or reduce the market price of the Triton common shares or both. Upon liquidation, holders of our debt securities, if issued, and lenders with respect to other borrowings would receive a distribution of Triton’s available assets prior to the holders of Triton common shares. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond its control, which may materially adversely affect the amount, timing or nature of Triton’s future offerings. Thus, holders of Triton common shares bear the risk that Triton’s future offerings may reduce the market price of Triton’s common shares.
In the future, we may also issue securities in connection with investments or acquisitions. The amount of our common shares issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding common shares. Any issuance of additional securities in connection with investments or acquisitions may result in dilution to you.
Triton is incorporated in Bermuda and a significant portion of our assets will be located outside the United States. As a result, it may not be possible for shareholders to enforce civil liability provisions of the federal or state securities laws of the United States against Triton.
Triton is incorporated under the laws of Bermuda and a significant portion of our assets are located outside the United States. It may not be possible to enforce court judgments obtained in the United States against Triton in Bermuda or in countries, other than the United States, where we will have assets, based on the civil liability provisions of the federal or state securities laws of the United States. In addition, there is some doubt as to whether the courts of Bermuda and other countries would recognize or enforce judgments of United States courts obtained against Triton or our officers or directors based on the civil liability provisions of the federal or state securities laws of the United States or would hear actions against Triton or those persons based on those laws. We have been advised by our legal advisors in Bermuda that the United States and Bermuda do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not based solely on United States federal or state securities laws, would not automatically be enforceable in Bermuda. Similarly, those judgments may not be enforceable in countries, other than the United States, where we have assets.
Bermuda law differs from the laws in effect in the United States and may afford less protection to shareholders.
Our shareholders might have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction of the United States. As a Bermuda company, Triton is governed by the Bermuda Companies Act 1981, as amended, which we refer to as the Bermuda Companies Act. The Bermuda Companies Act differs in some material respects from laws generally applicable to United States corporations and shareholders, including the provisions relating to interested directors, Merger, amalgamations and acquisitions, takeovers, shareholder lawsuits and indemnification of directors. See "Description of Triton Common Shares" in the Form S-4.
Certain provisions of the Sponsor Shareholders Agreements, Triton’s memorandum of association and amended and restated bye-laws and Bermuda law could hinder, delay or prevent a change in control of us that you might consider favorable, which could also adversely affect the price of our common shares.
Certain provisions under the Sponsor Shareholders Agreements, Triton’s memorandum of association and amended and restated bye-laws and Bermuda law could discourage, delay or prevent a transaction involving a change in control of Triton, even if doing so would benefit Triton’s shareholders. These provisions may include customary anti-takeover provisions and certain rights of our Sponsor Shareholders with respect to the designation of directors for nomination and election to the Triton Board, including the ability to appoint members to each board committee.
Anti-takeover provisions could substantially impede the ability of Triton’s public shareholders to benefit from a change in control or change of Triton’s management and Board of Directors and, as a result, may materially adversely affect the market price of Triton common shares and your ability to realize any potential change of control premium. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and to cause Triton to take other corporate actions you desire.

We may not be able to protect our intellectual property rights, which could materially affect our business.
Our ability to obtain, protect and enforce our intellectual property rights is subject to general litigation risks, as well as the uncertainty as to the registrability, validity and enforceability of our intellectual property rights in each applicable country.
We rely on our trademarks to distinguish our services from the services of competitors, and have registered or applied to register a number of these trademarks. However, our trademark applications may not be approved. Third parties may also oppose Triton’s trademark applications or otherwise challenge our ownership or use of trademarks. In the event that Triton’s trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require Triton to devote resources to advertising and marketing of these new brands. Additionally, from time to time, third parties adopt or use names similar to ours, thereby impeding our ability to build brand identity and possibly leading to consumer confusion or to dilution of our trademarks. We may not have sufficient resources or desire to defend or enforce our intellectual property rights, and even if we seek to enforce them, there is no guarantee that we will be able to prevent such third-party uses. Furthermore, such enforcement efforts may be expensive, time consuming and could divert management’s attention from managing our business.
We may be subject to claims by others that we are infringing on their intellectual property rights, which could harm our business and negatively impact our results of operations.
Third parties may assert claims that we infringe their intellectual property rights and these claims, with or without merit, could be time-consuming to litigate, cause us to incur substantial costs and divert management resources and attention in defending the claim. In some jurisdictions, plaintiffs can also seek injunctive relief that may prevent the marketing and selling of our services that infringe on the plaintiff’s intellectual property rights. To resolve these claims, we may enter into licensing agreements with restrictive terms or significant fees, stop selling or redesign affected services, or pay damages to satisfy contractual obligations to others. If we do not resolve these claims in advance of a trial, there is no guarantee that we will be successful in court. These outcomes may have a material adverse impact on our operating results and financial condition.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

        None

ITEM 2.  PROPERTIES

        Office Locations.    As of December 31, 2016, our employees are located in 28 subsidiary offices in 14 different countries and our headquarters is in Bermuda.

ITEM 3.  LEGAL PROCEEDINGS

        From time to time we are a party to litigation matters arising in connection with the normal course of our business. While we cannot predict the outcome of these matters, in the opinion of our management, any liability arising from these matters will not have a material adverse effect on our business. Nevertheless, unexpected adverse future events, such as an unforeseen development in our existing proceedings, a significant increase in the number of new cases or changes in our current insurance arrangements could result in liabilities that have a material adverse impact on our business.

ITEM 4.  MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common shares have been traded on the NYSE under the symbol "TRTN" since July 13, 2016. Prior to that time, there was no public market for our common shares.

        The following table reflects the range of high and low sales prices, as reported on the New York Stock Exchange, for our common shares in the third and fourth quarter of the year ended December 31, 2016.

	High	Low
2016:
Fourth Quarter	$21.34	$11.50
Third Quarter	$17.50	$12.12

  On March 8, 2017, the closing price of our common shares was $22.70, as reported on the New York Stock Exchange. On that date, there were approximately 86 holders of record of our common shares and approximately 21,423 beneficial holders, based on information obtained from our transfer agent.

PERFORMANCE GRAPH

        The graph below compares our cumulative shareholder returns with the S&P 500 Stock Index and the Russell 2000 Stock Index for the period from July 13, 2016 (the first day our common shares began "when-issued") through December 31, 2016. The graph assumes that the value of the investment in our common shares, the S&P 500 Stock Index and the Russell 2000 Stock Index was $100 as of July 13, 2016 and that all dividends were reinvested.

Comparison of Cumulative Total Return
July 13, 2016 through December 31, 2016

	Base Period as of	INDEXED RETURNS FOR THE QUARTERS ENDED
Company / Index	07/13/2016	09/30/2016	12/31/2016
Triton International Limited	100.00	88.52	108.82
S&P 500 Index	100.00	101.19	105.06
Russell 2000 Index	100.00	104.53	113.77

Dividends

        We paid the following quarterly dividends during the year ended December 31, 2016 on our issued and outstanding common shares adjusted for the effects of the Merger:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
December 2, 2016	December 22, 2016	$33.2 Million	$0.45
September 8, 2016	September 22, 2016	$33.3 Million	$0.45
July 8, 2016[a]	July 11, 2016	$18.3 Million	$0.45
_______________________________________________________________________________
a. This dividend was prior to the Merger and represents TCIL dividend payments only.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On September 7, 2016, the Company’s Compensation Committee approved the grants of restricted shares to various executives, certain employees and directors. Under the Company’s 2016 Equity Incentive Plan the total number of restricted shares granted to executives and employees was 418,022 at a fair value of $14.55 per share and will vest over three years. Additional shares may be granted based upon performance. There were 47,075 shares granted at $14.55 per share to directors and these shares vested immediately on September 7, 2016.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth certain selected historical financial, operating and other data of Triton. The selected historical consolidated statements of operations data, balance sheet data and other financial data for each of the five years ended December 31, 2016 were derived from the Company's audited Consolidated Financial Statements and related notes. The data below should be read in conjunction with, and is qualified by reference to, our Management's Discussion and Analysis and our Consolidated Financial Statements and notes thereto contained elsewhere in this report. The historical results are not necessarily indicative of the results to be expected in any future period. TCIL has been treated as the acquirer in the Merger for accounting purposes, and therefore, the results of operations for Triton, included herein, for the periods prior to the date of the Merger on July 12, 2016 are for TCIL operations alone.

	Year Ended December 31, (Dollars and shares in thousands, except per share data)
	2016	2015	2014	2013	2012
Statements of Operations Data:
Leasing revenues:
Operating leases	$813,357	$699,810	$699,188	$693,078	$687,757
Finance leases	15,337	8,029	8,027	10,282	15,219
Total leasing revenues	828,694	707,839	707,215	703,360	702,976

Equipment trading revenues(1)	16,418	—	—	—	—
Equipment trading expenses(1)	(15,800)	—	—	—	—
Trading margin	618	—	—	—	—

Net (loss) gain on sale of leasing equipment	(20,347)	2,013	31,616	42,562	59,978

Operating expenses:
Depreciation and amortization(2)	392,592	300,470	258,489	229,298	196,794
Direct operating expenses	84,256	54,440	58,014	72,846	45,547
Administrative expenses	65,618	53,435	55,659	56,227	54,636
Transaction and other costs(3)	66,916	22,185	30,477	22,684	24,132
Provision (reversal) for doubtful accounts	23,304	(2,156)	1,324	4,966	1,383
Total operating expenses	632,686	428,374	403,963	386,021	322,492
Operating income	176,279	281,478	334,868	359,901	440,462
Other expenses (income):
Interest and debt expense	184,014	140,644	137,370	133,222	119,821
Realized loss on derivate instruments, net	3,438	5,496	9,385	20,170	22,792
Unrealized (gain) loss on derivative instruments, net(4)	(4,405)	2,240	3,798	(29,714)	(11,311)
Write-off of deferred financing costs	141	1,170	7,468	3,568	—
Other (income) expense	(1,076)	211	(689)	529	682
Total other expenses	182,112	149,761	157,332	127,775	131,984
(Loss) Income before income taxes	(5,833)	131,717	177,536	232,126	308,478
Income tax (benefit) expense	(48)	4,048	6,232	6,752	6,015
Net (loss) income	(5,785)	127,669	171,304	225,374	302,463
Less: income attributable to non-controlling interest	7,732	16,580	21,837	31,274	37,140
Net (loss) income attributable to shareholders	$(13,517)	$111,089	$149,467	$194,100	$265,323
Earnings Per Share Data:
Net (loss) income per common share—Basic	$(0.24)	$2.75	$3.73	$4.85	$6.63
Net (loss) income per common share—Diluted	$(0.24)	$2.71	$3.52	$4.58	$6.36
Weighted average common shares and non-voting common shares outstanding:
Basic	56,032	40,429	40,021	40,009	39,990
Diluted	56,032	40,932	42,458	42,423	41,745
Cash dividends paid per common share	$1.35	$—	$5.38	$—	$—
____________________
(1) Triton acquired the Equipment trading segment as part of the Merger on July 12, 2016 and had no such reporting segment prior to that time.
(2) Depreciation expense was reduced by $49.4 million ($47.4 million after-tax) for the year ended December 31, 2012 as the result of an increase in residual value estimates and a reduction in the useful life estimates included in Triton’s depreciation policy. Depreciation expense was increased by $1.8 million per quarter beginning October 1, 2015 as the result of a decrease in residual value estimates and an increase in the useful life estimates for certain dry containers included in Triton’s depreciation policy.

(3) Includes retention and stock compensation expense pursuant to the Merger and the plans established as part of TCIL's 2011 re-capitalization.
(4) Unrealized losses and gains on derivative instruments, net are primarily due to changes in interest rates, and reflect changes in the fair value of interest rate swaps not designated as cash flow hedges.

	As of December 31, (In thousands)
	2016	2015	2014	2013	2012
Balance Sheet Data (end of period):
Cash and cash equivalents (including restricted cash)	$163,492	$79,264	$97,059	$112,813	$105,828
Accounts receivable, net	173,585	110,970	112,596	111,884	120,568
Revenue earning assets, net	7,817,192	4,428,699	4,613,372	4,192,625	3,926,032
Total assets	8,713,571	4,658,997	4,863,259	4,461,598	4,185,982
Debt, net of unamortized deferred financing costs	6,353,449	3,166,903	3,364,510	2,942,434	2,862,117
Shareholders' equity	1,663,233	1,217,329	1,106,160	1,153,599	941,400
Non-controlling interests	143,504	160,504	190,851	207,376	216,622
Total equity (including non-controlling interests)	1,806,737	1,377,833	1,297,011	1,360,975	1,158,022
Other Financial Data:
Capital expenditures	629,332	398,799	809,446	633,317	868,502
Proceeds from sale of equipment leasing fleet, net of selling costs	145,572	171,719	195,282	162,120	135,798

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" as discussed elsewhere in this Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Our Company
On July 12, 2016, Triton Container International Limited (“TCIL”) and TAL International Group, Inc. (“TAL”) combined in an all-stock merger (the "Merger"). Under the terms of the Transaction Agreement, TCIL and TAL combined under a newly formed company, Triton International Limited (“Triton” or the “Company”). TCIL has been treated as the acquirer in the Merger for accounting purposes, and therefore, the results of operations for Triton, included herein, for the periods prior to the Merger on July 12, 2016 are for TCIL operations alone. However, certain operating statistics included in this section reflect the combined statistics for TCIL and TAL prior to the Merger in order to show overall operating trends more clearly.

Triton, is the world's largest lessor of intermodal containers and chassis. Intermodal containers are large, standardized steel boxes used to transport freight by ship, rail or truck. Because of the handling efficiencies they provide, intermodal containers are the primary means by which many goods and materials are shipped internationally. Chassis are used for the transportation of containers.

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

Operations
Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of December 31, 2016, our total fleet consisted of 3,098,198 containers and chassis, representing 5,085,344 twenty-foot equivalent units (TEU). We have an extensive global presence, offering leasing services through 28 offices in 14 countries and approximately 460 third-party container depot facilities in approximately 46 countries as of December 31, 2016. Our customers are among the largest shipping lines in the world. For the year ended December 31, 2016, our twenty largest customers accounted for 81% of our lease billings, our five largest customers accounted for 55% of our lease billings, and our largest customer, CMA CGM, accounted for 17% of our lease billings, and our second largest customer, Mediterranean Shipping Company, accounted for 15% of our lease billings.
We lease five types of equipment: (1) dry freight containers, which are used for general cargo such as manufactured component parts, consumer staples, electronics and apparel, (2) refrigerated containers, which are used for perishable items such as fresh and frozen foods, (3) special containers, which are used for heavy and over-sized cargo such as marble slabs, building products and machinery, (4) tank containers, which are used to transport bulk liquid products such as chemicals, and (5) chassis, which are used for the transportation of containers. Our in-house equipment sales group manages the sale process for our used containers and chassis from our equipment leasing fleet and buys and sells used and new containers and chassis acquired from third parties.

As a result of the Merger on July 12, 2016, we added 1,561,763 units, or 2,573,086 TEU to our fleet. The following tables provide the composition of our equipment fleet as of December 31, 2016 and the combined fleets of TCIL and TAL as of December 31, 2015, and 2014, indicated in units, TEU and cost equivalent units, or "CEU". Management believes this combined fleet information is relevant when evaluating key operating metrics, such as utilization, and to understanding historical industry trends.

	Equipment Fleet in Units			Equipment Fleet in TEU
	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2016	December 31, 2015	December 31, 2014
Dry	2,747,497	2,632,257	2,519,073	4,443,935	4,217,703	4,030,110
Refrigerated	217,564	198,292	186,764	417,634	379,134	356,053
Special	84,077	88,148	87,905	147,217	154,137	154,275
Tank	11,961	11,243	9,282	11,961	11,243	9,282
Chassis	21,172	21,216	19,116	38,321	38,210	33,877
Equipment leasing fleet	3,082,271	2,951,156	2,822,140	5,059,068	4,800,427	4,583,597
Equipment trading fleet	15,927	21,135	32,448	26,276	35,989	52,571
Total	3,098,198	2,972,291	2,854,588	5,085,344	4,836,416	4,636,168

	Equipment Fleet in CEU
	December 31, 2016	December 31, 2015	December 31, 2014
Operating leases	6,126,320	5,855,833	5,538,295
Finance leases	368,468	252,229	248,395
Equipment trading fleet	72,646	107,080	105,230
Total	6,567,434	6,215,142	5,891,920
In the equipment fleet tables above, we have included total fleet count information based on CEU. CEU is a ratio used to convert the actual number of containers in our fleet to a figure based on the relative purchase prices of our various equipment types to that of a 20-foot dry container. For example, the CEU ratio for a 40-foot high cube dry container is 1.68, and a 40-foot high cube refrigerated container is 10.0. The CEU ratios used in this calculation are from our debt agreements and may differ slightly from CEU ratios used by others in the industry.
The following table provides the percentage of our equipment fleet in terms of units and CEU as of December 31, 2016:

Equipment Type	Percentage of total fleet in units	Percent of total fleet in CEU
Dry	88.7%	59.1%
Refrigerated	7.0	32.5
Special	2.7	3.1
Tank	0.4	2.9
Chassis	0.7	1.3
Equipment leasing fleet	99.5	98.9
Equipment trading fleet	0.5	1.1
Total	100.0%	100.0%
We generally lease our equipment on a per diem basis to our customers under three types of leases: long-term leases, finance leases and service leases. Long-term leases, typically with initial contractual terms ranging from three to eight years, provide us with stable cash flow and low transaction costs by requiring customers to maintain specific units on-hire for the duration of the lease. Finance leases, which are typically structured as full payout leases, provide for a predictable recurring revenue stream with the lowest cost to the customer as customers are generally required to retain the equipment for the duration of its useful life. Service leases command a premium per diem rate in exchange for providing customers with a greater level of operational flexibility by allowing the pick-up and drop-off of units during the lease term. We also have expired long-term leases whose fixed terms have ended but for which the related units remain on-hire and for which we continue to receive rental payments pursuant to the terms of the initial contract. Some leases have contractual terms that have features reflective of both long-term and service leases and we classify such leases as either long-term or service leases, depending upon which features we believe are predominant.
The following table provides a summary of our lease portfolio by lease type, based on CEU on-hire as of December 31, 2016 and the combined lease portfolios of TCIL and TAL as of December 31, 2015 and 2014:

Lease Portfolio	December 31, 2016	December 31, 2015	December 31, 2014
Long-term leases	69.7%	69.2%	69.2%
Finance leases	6.3	4.6	4.6
Service leases	18.5	20.6	22.2
Expired long-term leases (units remaining on-hire)	5.5	5.6	4.0
Total	100.0%	100.0%	100.0%
As of December 31, 2016, 2015, and 2014, our long-term and finance leases combined had an average remaining contractual term of approximately 39 months, 39 months, and 40 months, respectively, assuming no leases are renewed.
Operating Performance
The following discussion of market conditions and our operating performance refers to a variety of the Company's critical business metrics and trends including fleet size, utilization, average per diem rates and used container sale prices and volumes. In this section, for the period prior to the Merger, the relevant performance measures for TCIL and TAL have been combined by mathematical addition for comparative purposes. These combined operating metrics do not necessarily reflect what the result would have been if the transaction occurred as of the beginning of the year.
Triton’s market environment was negative for much of 2015 and 2016 due to a combination of adverse factors including less than expected trade growth, excess container supply, low steel and new container prices, low market lease rates and low used container selling prices. During this time, most of Triton’s key operating measures deteriorated. Market conditions stabilized in the middle of 2016, and then improved significantly toward the end of the year. Triton’s key operating metrics and trends also improved significantly in the second half of 2016. Market conditions and Triton’s operating trends remain generally strong during the first quarter of 2017, but there is no assurance that market conditions and Triton’s operating trends will not revert back to the levels experienced for most of the last two years.
Fleet size.    As of December 31, 2016, our fleet included 6,567,434 CEU, including 3,206,565 CEU added as a result of the Merger, compared to a combined fleet size for TCIL and TAL of 6,215,142 as of December 31, 2015, an increase of 5.7%. The increase in our combined fleet size in 2016 was primarily due to investments in new containers and sale-leaseback transactions by Triton after the Merger. In 2016, TCIL, TAL and Triton invested approximately $810 million in their combined fleets, purchasing approximately 184,300 TEU of new containers and approximately 371,500 TEU of used containers through sale-leaseback transactions. Triton invested roughly $615 million or 76% of the combined fleet investment level in 2016 after the Merger on July 12, 2016.
Global containerized trade growth in 2016 was relatively weak reflecting modest global economic growth and a minimal difference between global economic growth and global trade growth. Until recently, global trade growth had typically been a multiple of global GDP growth, providing an extra lever for growth in global containerized trade.
Over the last twelve months, the combined equipment fleets of TCIL and TAL has grown faster than containerized trade growth, reflecting an increase in the share of leased containers relative to the share of containers owned by our shipping line customers as well as an increase in Triton’s share of new container leasing transactions.. The increased share for leased containers reflects an increase in the portion of containers purchased by leasing companies and increased interest from our customers in concluding sale-leaseback transactions for previously owned containers in their fleets. Our shipping line customers have faced several years of weak freight rates and poor profitability due to excess vessel capacity, making leased containers a more attractive option relative to direct investment.
Utilization.    The average utilization for the combined fleets of TCIL, TAL and Triton was 93.3% during 2016, a decrease from 96.5% in 2015, and our ending utilization was 94.8% as of December 31, 2016, up slightly from 94.4% at the end of 2015. This decrease in the average combined utilization was due to weak leasing demand at the beginning of 2016 coupled with the impact of the Hanjin bankruptcy at the end of August. While average combined utilization decreased from 2015 to 2016, utilization trends were positive at the end of 2016 and remained positive into 2017.

We faced weak leasing demand from the middle of 2015 through the middle of 2016. Market analysts estimate trade growth was below 3% in 2015, while we believed most market participants had expected trade growth in 2015 to be in the 5%-6% range. Due to their expectations for solid growth, leasing companies and shipping lines placed sizable orders for new containers for delivery during the first half of 2015. A significant surplus of containers developed when the expected level of containerized trade growth did not materialize.

Shipping lines responded to the lower than expected level of trade growth and excess inventory of containers by increasing the number of containers they returned off lease and reducing the number of containers picked up on lease. Container drop-offs significantly exceeded container pick-ups from the combined TCIL and TAL fleets from the second quarter of 2015 to the first quarter of 2016, and the combined average utilization decreased from 97.7% in the first quarter of 2015 to 94.0% in the first quarter of 2016.

Shipping lines and leasing companies reduced their purchases of new containers in response to the lower than expected trade growth. We estimate that from the third quarter of 2015 through the end of 2016, new container production was roughly equal to the number of containers disposed out of the shipping market, resulting in little or no growth in the global container fleet. While trade growth during this period was much lower than average historical levels, it remained modestly positive, and the container supply and demand balance gradually improved. By the end of 2016, inventories of new and used containers were at historically low levels.

Net pick-up activity for the combined TCIL, TAL and Triton fleets started to improve in the second quarter of 2016, and then accelerated in the third quarter of 2016. Total pick-ups for the combined fleet in the third and fourth quarters of 2016 were close to combined record levels. We believe the very strong pick-up activity at the end of 2016 was driven by the tightening supply and demand balance for containers coupled with an ongoing reluctance of our shipping line customers to purchase large volumes of containers.

Triton’s utilization began to recover in the third quarter in response to the strong pick-up activity, reaching 94.0% as of August 30, 2016. However, on August 31, 2016, one of our largest customers, Hanjin, filed for court protection and defaulted on our leases. Roughly 3% of our containers were on-hire to Hanjin, and since we no longer recognized revenue on these containers, they were immediately reflected as off-hire for the purpose of calculating utilization, and our utilization dropped by 3% as a result. As of March 14, 2017 we have recovered or issued delivery clearances for approximately 78% of the containers previously on-hire to Hanjin, and roughly 36% have already been placed on-hire to other customers. While the ongoing Hanjin recovery process continues to negatively impact our utilization, our utilization as of March 14, 2017 is 95.5%. We expect we will eventually recover the vast majority of the containers that had been on-hire to Hanjin, and our utilization will benefit as more of the containers are recovered and redeployed into the leasing market.

The following tables set forth the combined equipment fleet utilization(1) for the periods indicated below:

		Quarter Ended
Average Utilization	Year Ended December 31,	December 31,	September 30,	June 30,	March 31,
2016	93.3%	93.6%	92.4%	93.3%	94.0%
2015	96.5%	94.8%	96.2%	97.2%	97.7%
2014	97.0%	97.8%	97.4%	96.6%	96.1%

	Quarter Ended
Ending Utilization	December 31,	September 30,	June 30,	March 31,
2016	94.8%	92.6%	93.7%	93.5%
2015	94.4%	95.5%	96.9%	97.5%
2014	97.8%	97.8%	97.1%	96.1%
_______________________________________________________________________________

(1)
Utilization is computed by dividing our total units on lease (in CEU) by the total units in our fleet (in CEU) excluding new units not yet leased and off-hire units designated for sale. For the periods prior to the July 12, 2016 Merger, the utilization reflects the combined utilization of the TCIL and TAL equipment fleets.

Average lease rates.    Average lease rates for our combined dry container product line decreased by 11.8% in 2016 compared to 2015. Market lease rates were well below the average lease rates in the combined dry container lease portfolio for much of 2015 and 2016 due to a combination of low steel and new container prices, weak leasing demand and aggressive competition by leasing companies to secure available lease transactions. The average dry container lease rates of the combined fleet decreased as new containers were placed on lease at the lower market rate level, and more significantly, as existing expiring leases were renegotiated and extended at lower market lease rate levels or as containers were returned off leases with higher rates and picked up onto new leases reflecting the lower market rates. The combined dry container fleet was highly exposed to lease re-pricing in 2015 and 2016 due to the large numbers of dry containers expiring off lease and the high average lease rates on the expiring leases. Both TCIL and TAL had originated a high volume of lease transactions with unusually high lease rates from 2010 - 2012, reflecting the very strong market conditions at that time. Most leases for new containers have lease terms of five to eight years, and these high-rate 2010 - 2012 leases are now expiring in large numbers.
Market lease rates for dry containers increased strongly during the fourth quarter of 2016 due to a rebound in steel and new container prices and increased leasing demand. Market lease rates for dry containers are currently above the average rate of Triton’s dry container lease portfolio. Triton will remain highly exposed to dry container lease repricing in 2017 and 2018 due to a large number of lease expirations with above average rates. However, we expect the impact of these dry container lease expirations to be relatively limited if the current higher market lease rate level is sustained.
Average lease rates for our combined refrigerated container product line decreased by 5.2% in 2016 compared to 2015. The cost of refrigerated containers has trended down over the last few years, which has led to lower market lease rates. Lease rates for new refrigerated containers have also been negatively impacted by aggressive pricing from new entrants seeking to build market share. Market lease rates for refrigerated containers increased in the fourth quarter of 2016 due to increased prices for new refrigerated containers and less aggressive investment by leasing companies, though refrigerated container market lease rates increased at a slower pace than rates for dry containers and remain below the average refrigerated container lease rates in Triton’s lease portfolio.
The average lease rates for our combined special container product line decreased by 3.5% in 2016 compared to 2015 due to low market lease rates for special containers. Market lease rates for special containers remain below the average lease rates in Triton's lease portfolio.
Equipment disposals.    Used equipment sale prices decreased steadily during 2015 and the first half of 2016 reflecting low new container prices, excess inventories of used containers and weak leasing demand, which increased the supply of containers into the disposal market. The demand for disposal containers for one-way use was also negatively impacted by weak global trade activity, and in particular, reduced import volumes into Russia, central Asia and other developing countries. The combined average sale prices for dry containers decreased by over 57% from the fourth quarter of 2014 to the second quarter of 2016. Used container sale prices stabilized in the third quarter of 2016 due to improving conditions in the leasing market, and used container sale prices started to increase in the fourth quarter of 2016 due to decreased inventories of used containers and increasing new container prices. However, the increase in used container sale prices has so far lagged the increase in new container prices. We expect used container sale prices will continue to increase in 2017 if new container prices remain at their current level and the supply of containers for the leasing market remains tight.
Combined disposal volumes of used containers were high during 2015 and the first half of 2016 in response to weak leasing demand. Combined disposals for dry containers averaged approximately 70,000 TEU per quarter in 2015 and approximately 75,000 TEU per quarter for the first two quarters of 2016. In the second half of 2016, Triton’s dry container disposal volumes decreased meaningfully, as Triton raised its pricing for used containers and designated fewer units for sale due to improved leasing demand. Triton disposed an average of approximately 54,000 TEU of dry containers per quarter during the third and fourth quarters of 2016.
Credit Risk. Triton’s credit risk is currently elevated due to the ongoing financial pressure faced by our shipping line customers. The container shipping industry has faced several years of excess vessel capacity, weak freight rates and poor financial results due to the combination of low trade growth and aggressive ordering of mega container vessels. Most of our customers generated financial losses in 2016 and many are burdened with high levels of debt. We anticipate the high volume of new vessels entering service over the next several years will complicate our customers’ efforts to increase freight rates, and we expect our customers’ financial performance will remain under pressure for some time. In 2016 we faced the first collapse of a major shipping line in many years, and further defaults by major shipping lines are possible.

On August 31, 2016, one of our largest customers, Hanjin, filed for bankruptcy court protection and defaulted on our lease agreements. Hanjin quickly ceased active operations and notified us that they would terminate our lease agreements. Hanjin had approximately 87,000 containers on lease with a net book value of $243.3 million. The recovery process related to the Hanjin default remains a major operational effort. We have gained control or issued delivery clearances for 78% of our containers previously on-hire to Hanjin, and we expect we will eventually recover the vast majority of the remaining containers, but it will take time to recover the “tail” of containers that are scattered across many locations.

Triton had more than $100 million of credit insurance in place at the time of the Hanjin bankruptcy to cover the value of containers that are unrecoverable, costs incurred to recover containers and up to six months of lost lease revenue, subject to our deductibles. We expect that our insurance claim will offset most of the costs we incur recovering and redeploying containers; though, we will not recognize any portion of the lost lease revenue claim until it is received, and our lost lease revenue claim may be limited by our policy limits. The insurance policies did not cover our pre-default receivables.

We expect it will become more difficult for us to mitigate our exposure to credit risks in the future through the purchase of credit insurance as a result of the Hanjin bankruptcy. Prior to the Merger, TCIL and TAL maintained separate credit insurance policies with expiration dates of December 31, 2016 for the TAL policy and March 31, 2017 for the TCIL policy. Triton let the TAL policy lapse at expiration since underwriters offered significantly reduced coverage and required a meaningful increase in insurance premiums, and there is no guarantee that we will be able to negotiate an economic extension of the combined TCIL and TAL policy when the TCIL policy expires at the end of March.

Dividends
We paid the following quarterly dividends during the year ended December 31, 2016 on our issued and outstanding common shares adjusted for the effects of the Merger:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
December 2, 2016	December 22, 2016	$33.2 Million	$0.45
September 8, 2016	September 22, 2016	$33.3 Million	$0.45
July 8, 2016[a]	July 11, 2016	$18.3 Million	$0.45
_______________________________________________________________________________
a. This dividend was prior to the Merger and represents TCIL dividend payments only.

Results of Operations
The following table summarizes our results of operations for the years ended December 31, 2016, 2015 and 2014. The results for December 31, 2016 are most significantly impacted by the Merger. TCIL has been treated as the acquirer in the Merger for accounting purposes, and therefore, the results of operations for Triton, included herein, for the periods prior to the Merger on July 12, 2016 are for TCIL operations alone.

	(in thousands)
	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Leasing revenues:
Operating leases	$813,357	$699,810	$699,188
Finance leases	15,337	8,029	8,027
Total leasing revenues	828,694	707,839	707,215

Equipment trading revenues	16,418	—	—
Equipment trading expenses	(15,800)	—	—
Trading margin	618	—	—

Net (loss) gain on sale of leasing equipment	(20,347)	2,013	31,616

Operating expenses:
Depreciation and amortization	392,592	300,470	258,489
Direct operating expenses	84,256	54,440	58,014
Administrative expenses	65,618	53,435	55,659
Transaction and other costs	66,916	22,185	30,477
Provision (reversal) for doubtful accounts	23,304	(2,156)	1,324
Total operating expenses	632,686	428,374	403,963
Operating income	176,279	281,478	334,868
Other expenses:
Interest and debt expense	184,014	140,644	137,370
Realized loss on derivative instruments, net	3,438	5,496	9,385
Unrealized (gain) loss on derivative instruments, net	(4,405)	2,240	3,798
Write-off of deferred financing costs	141	1,170	7,468
Other (income) expense	(1,076)	211	(689)
Total other expenses	182,112	149,761	157,332
(Loss) income before income taxes	(5,833)	131,717	177,536
Income tax (benefit) expense	(48)	4,048	6,232
Net (loss) income	$(5,785)	$127,669	$171,304
Less: income attributable to non-controlling interest	7,732	16,580	21,837
Net (loss) income attributable to shareholders	$(13,517)	$111,089	$149,467

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015
The Company's operating performance and revenues were significantly impacted by the Merger on July 12, 2016 and the subsequent inclusion of TAL's results of operations and equipment fleet in Triton's financial results and operating metrics. TCIL has been treated as the acquirer in the Merger for accounting purposes, and therefore, the results of operations for Triton, included herein, for the periods prior to the date of the Merger are for TCIL operations alone.
Leasing revenues.    The principal components of our leasing revenues are presented in the following table. Per diem revenue represents revenue earned under operating lease contracts. Fee and ancillary lease revenue represents fees billed for the pick-up and drop-off of containers in certain geographic locations and billings of certain reimbursable operating costs such as repair and handling expenses. Finance lease revenue represents interest income earned under finance lease contracts.

	(in thousands)
	Year Ended December 31, 2016	Year Ended December 31, 2015
Leasing revenues:
Operating lease revenues:
Per diem revenue	$762,011	$657,560
Fee and ancillary lease revenue	51,346	42,250
Total operating lease revenue	813,357	699,810
Finance lease revenue	15,337	8,029
Total leasing revenues	$828,694	$707,839
Total leasing revenues were $828.7 million in 2016 compared to $707.8 million in 2015. Leasing revenues in 2016 increased by $203.7 million due to the inclusion of TAL leasing revenue from the date of the Merger, off-setting an $82.8 million decrease in leasing revenue from the TCIL fleet compared to 2015.
Per diem revenue increased by $104.5 million in 2016 compared to 2015. The primary reasons for this increase are as follows:

•	$179.7 million increase due to the inclusion of per diem revenue, net of lease intangible amortization from the TAL fleet from the date of the Merger partially offset by;

•	$58.9 million decrease due to a decrease in average CEU per diem rates; and a

•	$16.3 million decrease due to a decrease in the average number of containers on-hire under operating leases of 59,993 CEU.
Fee and ancillary lease revenue increased by $9.1 million in 2016 compared to 2015. The primary reasons for this increase are as follows:

•	$17.0 million increase due to the inclusion of fees and ancillary revenues from the TAL fleet from the date of the Merger; partially offset by

•	$7.9 million decrease in re-delivery fees due to a decrease in the volume of customer re-deliveries particularly in the second half of 2016.
Finance lease revenue increased $7.3 million in 2016 compared to 2015 primarily due to the inclusion of $7.0 million of finance lease revenue from the TAL fleet from the date of the Merger. The average finance lease portfolio remained relatively flat with the scheduled runoff of the existing portfolio offset by the addition of a large finance lease in the fourth quarter of 2016.
Trading margin.    Prior to the Merger, Triton did not have a trading business. Trading margin was $0.6 million in 2016 due to the inclusion of trading margin from the TAL fleet from the date of the Merger.

Net (loss) gain on sale of leasing equipment.    Loss on sale of equipment was $20.3 million in 2016 compared to a gain on sale of equipment of $2.0 million in 2015, a decrease of $22.3 million. The primary reasons for this decrease are as follows:

•	$12.2 million of the loss on sale was due to the inclusion of losses on sale of leasing equipment from the TAL fleet from the date of the Merger, and a

•	$10.1 million of the loss on sale was due to a 28% decrease in our average used container selling prices.
Depreciation and amortization.    Depreciation and amortization was $392.6 million in 2016 compared to $300.5 million in 2015, an increase of $92.1 million. The primary reasons for this increase are as follows:

•	$82.7 million of the increase was due to the inclusion of depreciation on the TAL fleet from the date of the Merger;

•	$4.5 million increase due to the change in residual value estimates effective in the fourth quarter of 2015; and a

•	$3.1 million increase due to an increase in the size of the depreciable fleet.
Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, store the equipment when it is not on lease and reposition equipment that has been returned to locations with weak leasing demand.
Direct operating expenses were $84.3 million in 2016 compared to $54.4 million in 2015, an increase of $29.9 million. The primary reasons for this increase are as follows:

•	$31.3 million of this increase was due to the inclusion of direct operating expenses from the TAL fleet from the date of the Merger;

•	$4.9 million increase in repairs and storage expenses resulting from an increase in the number of idle units; partially offset by a

•	$3.5 million decrease due to the receipt of insurance proceeds in 2016 for a prior customer default that occurred in 2015.
Administrative expenses.    Administrative expenses were $65.6 million in 2016 compared to $53.4 million in 2015, an increase of $12.2 million. The primary reasons for this increase are as follows:

•	$20.1 million of this increase was due to the inclusion of TAL administrative expenses from the date of the Merger; partially offset by a

•
$3.9 million decrease resulting from a decrease in employee compensation expense resulting from the classification of incentive compensation from Administrative expenses to Transaction and other costs for certain employees identified as transitioning out of the Company due to the Merger; and a

•	$4.1 million decrease mainly due to a decrease in employee compensation expense and facility costs as a result of reductions in staffing levels related to the Merger.
Transaction and other costs. Transaction and other costs include severance and employee compensation costs, legal costs and other professional fees largely related to the Merger of $60.4 million in 2016 and $10.3 million in 2015. The increase in transaction and other costs related to the Merger were mainly due to increases in retention and stock compensation costs and professional fees. Transaction and other costs in 2016 and 2015 also includes retention and stock compensation costs pursuant to the plans established as part of TCIL's 2011 re-capitalization. Transaction and other costs unrelated to the Merger were $6.5 million in 2016 and $11.9 million in 2015. The decrease in Transaction and other costs unrelated to the Merger was mainly due to a reduction in stock compensation accruals when incentive stock grants became fully vested for certain senior executives during 2015.
Provision (reversal) for doubtful accounts.    Provision for doubtful accounts was $23.3 million in 2016 compared to a reversal of the provision for doubtful accounts of $2.2 million in 2015. The provision for doubtful accounts increased mainly due to the bankruptcy filing and lease default by Hanjin. A provision of $23.4 million was made to establish a full reserve against pre-bankruptcy Hanjin receivables, which are not covered by our credit insurance. We expect that on-going container recovery costs in excess of the deductible amount of $6.5 million will be covered by our credit insurance policies.
Interest and debt expense.    Interest and debt expense was $184.0 million in 2016 compared to $140.6 million in 2015, an increase of $43.4 million. The primary reasons for this increase are as follows:

•	$50.6 million increase due to the inclusion of interest and debt expense from TAL from the date of the Merger;

•	$4.8 million increase due to an increase in the average effective interest rate to 4.34% in 2016 from 4.20% in 2015; partially offset by a

•	$12.0 million decrease due to a lower average debt balance of $3.1 billion in 2016 compared to $3.4 billion in 2015 exclusive of TAL debt acquired.
Realized loss on derivative instruments, net.    Realized loss on derivative instruments, net was $3.4 million in 2016, compared to $5.5 million in 2015. The decrease in the realized loss on derivative instruments, net is mainly due to certain swaps being terminated or reaching maturity during 2016.
Unrealized (gain) loss on derivative instruments. Unrealized gain on derivative instruments, net was $4.4 million in 2016, compared to an unrealized loss on derivative instruments, net of $2.2 million in 2015. This increase was mainly due to the fair value of our interest rate swaps and cap agreements increasing during 2016 due to an increase in long term interest rates and the inclusion of unrealized gain on derivative instruments from the TAL fleet from the date of the Merger of $1.1 million.

Write-off of deferred financing costs. Write-off of deferred financing costs was $0.1 million in 2016 compared to $1.2 million in 2015. The higher write-off incurred during the year ended December 31, 2015 was associated with the prepayment of a bank term loan and a reduction in the commitment size of an asset-backed warehouse facility, with no comparable occurrences in 2016.

Income taxes. Income tax benefit was $0.05 million in 2016 compared to an income tax expense of $4.0 million in 2015. Our effective tax rate decreased to 0.82% from 3.07% in 2015. The majority of the difference is related to the non-deductibility of certain transaction costs and stock compensation costs for tax purposes.

Income attributable to non-controlling interests. Income attributable to non-controlling interests was $7.7 million in 2016 compared to $16.6 million in 2015, a decrease of $8.9 million. The decrease was a result of lower income from gain on disposition of container rental equipment attributable to the non-controlling interests, a reduction in the size of the portfolio of containers owned by the entity in which the non-controlling interests maintain their ownership and a continuing decrease in the proportion of disposition income attributable to the non-controlling interests in TCIL compared to the portion allocated to Triton.

Comparison of the Year Ended December 31, 2015 to Year Ended December 31, 2014
Leasing revenues.    The principal components of our leasing revenues are presented in the following table. Per diem revenue represents revenue earned under operating lease contracts; fee and ancillary lease revenue represents fees billed for the pick-up and drop-off of containers in certain geographic locations and billings of certain reimbursable operating costs such as repair and handling expenses; and finance lease revenue represents interest income earned under finance lease contracts.

	(in thousands)
	Year Ended December 31, 2015	Year Ended December 31, 2014
Leasing revenues:
Operating lease revenues:
Per diem revenue	$657,560	$653,957
Fee and ancillary lease revenue	42,250	45,231
Total operating lease revenue	699,810	699,188
Finance lease revenue	8,029	8,027
Total leasing revenues	$707,839	$707,215
Total leasing revenues were $707.8 million in 2015, compared to $707.2 million in 2014.
Per diem revenue increased $3.6 million compared to 2014. The primary reasons for this increase are as follows:

•	$41.5 million increase due to an increase of approximately 179,263 CEU, or 6.4% in the average number of units on-hire under operating leases; partially offset by a

•	$37.9 million decrease due to a 5.5% decline in average CEU per diem rates.
Fee and ancillary lease revenue decreased by $3.0 million in 2015, compared to 2014 primarily due to an increase in on-hire incentives.
Finance lease revenue remained flat at $8.0 million in 2015.
Net gain on sale of leasing equipment.    Gain on sale of equipment was $2.0 million in 2015, compared to $31.6 million in 2014, a decrease of $29.6 million. The primary reasons for this decrease are as follows:

•	$23.7 million decrease due to a 12.0% decrease in average used container selling prices; and a

•	$5.9 million decrease due to a 3.5% increase in the average net book value of containers disposed.
Depreciation and amortization.    Depreciation and amortization was $300.5 million in 2015, compared $258.5 million in 2014, an increase of $42.0 million. The primary reasons for this increase are as follows:
•$33.0 million increase due to the net increase in the size of our depreciable fleet;

•	$7.2 million increase due to an impairment charge recorded as depreciation expense during 2015 related to certain off-lease container equipment that was not expected to be re-leased; and

•	$1.8 million increase related to changes in our depreciation policy estimates (useful lives and residual values) for certain dry container equipment types, effective October 1, 2015.
Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, store the equipment when it is not on lease and reposition equipment that has been returned to locations with weak leasing demand.
Direct operating expenses were $54.4 million in 2015, compared to $58.0 million in 2014, a decrease of $3.6 million. This primary reasons for this decrease are as follows:

•	$4.4 million decrease in repositioning expense as we moved fewer containers from lower-demand to higher-demand locations; a

•	$3.8 million decrease in storage expense due to an improvement in average utilization during the year; which were partially offset by a

•
$4.3 million increase in recovery costs resulting from a $6.3 million insurance claim payment received in 2014 that did not reoccur; partially offset by lower legal costs during 2015 associated with recovery efforts; and a $1.8 million expense that was recorded as a result of an adverse bankruptcy court ruling related to a defaulted customer that ceased operations during 2013.

Administrative expenses.    Administrative expenses were $53.4 million in 2015, compared to $55.7 million in 2014, a decrease of $2.3 million mainly attributable to lower compensation and benefits costs.
Transaction and other costs. Transaction and other costs include severance and employee compensation costs, legal costs and other professional fees largely related to the Merger of $10.3 million in 2015. Transaction and other costs in 2015 and 2014 also includes retention and stock compensation costs pursuant to the plans established as part of TCIL's 2011 re-capitalization. Transaction and other costs unrelated to the Merger were $11.9 million in 2015 and $30.5 million in 2014. The decrease in transaction and other costs unrelated to the Merger was mainly due to a reduction in stock compensation as incentive stock grants became fully vested for certain senior executives in 2015 and a special bonus in 2014 that did not reoccur in 2015.
(Reversal) provision for doubtful accounts.    Reversal for doubtful accounts was $2.2 million in 2015, compared to a provision for doubtful accounts of $1.3 million in 2014. The $2.2 million reversal was the result of the reversal of certain previously recorded provisions, where the lessees ultimately paid the past due billings.
Interest and debt expense.    Interest and debt expense was $140.6 million in 2015, compared to $137.4 million in 2014, an increase of $3.2 million. The primary reasons for this increase are as follows:

•	$7.5 million increase due to a higher average debt balance of $3.4 billion in 2015, compared to $3.2 billion in 2014, partially offset by a

•	$4.3 million decrease due to a lower average effective interest rate of 4.20% in 2015 compared to 4.31% 2014.
Realized loss on derivative instruments, net.    Realized loss on derivative instruments, net was $5.5 million in 2015, compared to $9.4 million in 2014. The decrease was due to a net decrease in the average notional amounts of certain higher cost interest rate swap contracts in 2015 compared to 2014.
Unrealized loss on derivative instruments. Unrealized loss on derivative instruments was $2.2 million in 2015, compared to $3.8 million in 2014. The decrease in the unrealized loss was due to the fair value of our interest rate swaps and cap agreements increasing during 2015 due to an increase in long term interest rates. In addition, a loss of $1.0 million was recognized in 2014 on interest rate lock contracts entered into and terminated during 2014, which was not repeated during 2015.
Write-off of deferred financing costs. Write-off of deferred financing costs was $1.2 million in 2015 compared to $7.5 million in 2014. The decrease was due to the write-off of unamortized debt issuance costs during 2014 associated with the prepayment of certain Asset-Backed Securitization ("ABS") term debt and a reduction in the commitment size of an ABS warehouse facility. The write-offs incurred during 2015 were associated with the prepayment of a bank term loan and a reduction in the commitment size of an ABS warehouse facility.

Income taxes. Income tax expense was $4.0 million in 2015 compared to $6.2 million in 2014. Income tax expense decreased due to a decrease in income before income taxes and a decrease in our effective tax rate to 3.07% in 2015 from 3.51% in 2014.

Income attributable to non-controlling interests. Income attributable to non-controlling interests was $16.6 million in 2015 compared to $21.8 million in 2014, a decrease of $5.2 million. The decrease was a result of lower sales prices on used containers attributable to the non-controlling interest, a reduction in the size of the portfolio of containers owned by the entity in which the non-controlling interest maintain their ownership and a continuing decrease in the proportion of disposition income attributable to the non-controlling interests compared to the portion attributable to Triton as specified in the partnership agreement.

Business Segments
Triton acquired the Equipment trading segment as part of the Merger with TAL on July 12, 2016 and had no such reporting segment prior to that time.
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
The results of operations of our leasing segment are discussed above in Results of operations comparisons.
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
Segment (loss) income before income taxes
The following table lists the (loss) income before income taxes for the Equipment leasing and Equipment trading segments for the periods indicated:

	(in thousands)
	Year Ended December 31,
	2016	2015	2014
(Loss) income before income taxes(1)
Equipment leasing segment	$(6,302)	$135,127	$188,802
Equipment trading segment	(3,795)	—	—
Total	$(10,097)	$135,127	$188,802
_______________________________________________________________________________

(1)
Segment income before income taxes excludes unrealized gains on interest rate swaps of $4.4 million, unrealized losses on interest rate swaps of $2.2 million, and unrealized losses on interest swaps of $3.8 million for the years ended December 31, 2016, 2015 and 2014, respectively, and the write-off of deferred financing costs of $0.1 million, $1.2 million, and $7.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Liquidity and Capital Resources
Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, principal payments on finance lease receivables and borrowings under our credit facilities. Our cash in-flows and borrowings are used to finance capital expenditures, meet debt service requirements and pay dividends.
For the year ended December 31, 2016, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment and principal payments on our finance leases, was $668.4 million. This does not include TAL's 2016 pre-Merger cash in-flows of $288.2 million. In addition, as of December 31, 2016 we had $113.2 million of cash and cash equivalents and $581.2 million of additional borrowing capacity under our current credit facilities.
As of December 31, 2016, major committed cash outflows in the next 12 months include $610.7 million of scheduled principal payments on our existing debt facilities, $344.6 million of committed but unpaid capital expenditures, and $45.9 million in payments related to employee retention plan.
We believe that cash provided by operating activities, existing cash, proceeds from the sale of our leasing equipment, principal payments on our finance lease receivables and availability under our borrowing facilities will be sufficient to meet our obligations over the next 12 months.
At December 31, 2016, our outstanding indebtedness was comprised of the following (amounts in millions):

	Current Amount Outstanding	Current Maximum Borrowing Level
Institutional notes	$2,233.9	$2,233.9
Asset-backed securitization term notes	1,384.2	1,384.2
Term loan facilities	1,332.0	1,432.0
Asset-backed warehouse facility	660.0	750.0
Revolving credit facilities	708.8	1,100.0
Capital lease obligations	96.8	96.8
Total debt outstanding	$6,415.7	$6,996.9
Deferred financing costs	(20.0)	—
Unamortized fair value debt adjustment	(42.2)	—
Debt, net of unamortized deferred financing costs	$6,353.5	$6,996.9
The maximum borrowing levels depicted in the chart above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets.
As of December 31, 2016, we had $3,265.3 million of total debt outstanding on facilities with fixed interest rates. These fixed rate facilities are scheduled to mature between 2017 and 2027, and had a weighted average effective interest rate of 4.40% as of December 31, 2016.
As of December 31, 2016, we had $3,150.4 million of total debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). These floating rate facilities are scheduled to mature between 2017 and 2022, and had a weighted average effective interest rate of 2.54% as of December 31, 2016. Including the impact of our interest rate swaps, the weighted average effective interest rate on our floating rate facilities was 3.04% as of December 31, 2016.
We economically hedge the risks associated with fluctuations in interest rates on a portion of our floating rate borrowings by entering into interest rate swap agreements that convert a portion of our floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of December 31, 2016, we had interest rate swaps in place with a net notional amount of $1,596.5 million to fix the floating interest rates on a portion of our floating rate debt obligations, with a weighted average fixed leg interest rate of 1.73% and a weighted average remaining term of 4.8 years.
As of December 31, 2016, the Company had a combined $4,861.8 million of total debt on facilities with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap contracts. This accounts for 75.8% of total debt. The fixed facilities and fixed interest rate swap contracts had a weighted average remaining term of 4.6 years.
Overall, the Company had a weighted average effective interest rate of 3.73% as of December 31, 2016, including the impact of the swap contracts.

Institutional Notes
In accordance with the institutional note agreements, interest payments on the Company's institutional notes are due monthly or semi-annually. Institutional note maturities typically range from 7 - 12 years, with level principal payments due annually following an interest-only period. The Company's institutional notes are pre-payable (in whole or in part) at the Company's option at any time, subject to certain provisions in the note agreements, including the payment of a make-whole premium in respect to such prepayment. Advance rates under the institutional notes generally range from 83% to 85%.

TCIL's institutional notes are secured by the assets of TCIL on a pari passu basis with the TCIL Revolver and the TCIL Term Loan.
Asset-Backed Securitization Term Notes
Under our ABS facilities, our indirect wholly-owned subsidiaries issue asset-backed notes. The issuance of asset backed notes is the primary business objective of those subsidiaries.
Our borrowings under the ABS facilities amortize in monthly installments. The borrowing capacity under the ABS facilities is determined by applying an advance rate against the sum of the net book values of designated eligible containers and accounts receivable for sold containers not aged more than 60 days plus 100% of restricted cash. Advance rates under the ABS facilities range from generally 80% to 87%. We are required to maintain restricted cash balances on deposit in designated bank accounts equal to three to nine months of interest expense depending on the type of facility.
Term Loan Facilities
We utilize our term loan facilities as an important funding source for the purchase of containers and other equipment. The term loan facilities amortize in monthly or quarterly installments.
These facilities generally provide for an advance rate against eligible equipment defined by the terms of their respective agreements.
Revolving Credit Facilities
We have three revolving credit facilities which have a maximum borrowing capacity of $600 million, $450 million, and $50 million and maturity dates of April 15, 2021, March 12, 2018 and May 2, 2020, respectively. These facilities generally provide for an advance rate against eligible assets defined by the terms of their respective agreements.
Asset-Backed Warehouse Facility
The asset-backed warehouse facility had a maximum borrowing capacity of $750 million as of December 31, 2016. Under the amended facility effective as of October 10, 2014, funds are available on a revolving basis until October 10, 2017, after which if the facility is not refinanced, the notes will convert to term notes with a maturity date of October 10, 2021. We primarily use the proceeds of this facility to finance the acquisition of equipment.
The borrowing capacity under the asset-backed warehouse facility is determined by applying the advance rate of 81% against the sum of the net book values of designated eligible containers and accounts receivable for sold containers not outstanding more than 60 days plus 100% of restricted cash. The Company is required to maintain restricted cash balances on deposit in a designated bank account equal to three months of interest expense.
Capital Lease Obligations
We have entered into a series of lease transactions with various financial institutions to finance chassis and containers. Each lease is accounted for as a capital lease, with interest expense recognized on a level yield basis over the period preceding early purchase options, if any, which is generally 3-10 years from the transaction date.
Debt Covenants
We are subject to certain financial covenants under our debt agreements. None of the debt facilities at TCIL or TAL were impacted by the completion of the Merger, and therefore such agreements remain the obligations of the respective subsidiaries and all related debt covenants are calculated at the subsidiary level. Covenant compliance is tested at TCIL and TAL in their capacity as a borrower as well as in their capacity as manager for certain wholly-owned special purpose entities (“SPEs”). As of December 31, 2016, we were in compliance with all such covenants. Below are the primary financial covenants to which we are subject:

TCIL Facilities:

• Ratio of Consolidated Net Income Available for Fixed Charges to Fixed Charges ("Fixed Charge Coverage Ratio");

• Consolidated Tangible Net Worth ("Minimum CTNW"); and

• Funded Debt Ratio.

TAL Facilities:

• Minimum Earnings Before Interest and Taxes ("Covenant EBIT") to Cash Interest Expense;

• Minimum Tangible Net Worth ("TNW"); and

• Maximum Indebtedness to TNW.

Pursuant to the terms of certain debt agreements, we are also required to maintain certain restricted cash accounts. As of December 31, 2016, we had restricted cash of $50.3 million.

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

TCIL - Fixed Charge Coverage Ratio

The Fixed Charge Coverage Ratio is a six-quarter average of the consolidated net income of the TCIL subsidiary of Triton available for fixed charges to fixed charges. Consolidated net income for fixed charges is the sum of consolidated net income for such period, plus cash distributions received from unrestricted subsidiaries, and all fixed charges. Consolidated net income excludes any non-cash gains and/or losses resulting from derivatives, and Merger costs up to $65 million with respect to the TCIL bank facilities. Fixed charges are the sum of interest expense, imputed interest expense on capitalized leases, operating rental obligations other than those related to container equipment and operating rental expense on operating leases of container equipment.

Entity/Issuer	Minimum Fixed Charge Coverage Ratio to Fixed Charges	Actual Fixed Charge Coverage Ratio Cash Interest Expense Ratio
TCIL Bank Facilities	1.25	1.48
TCIL Institutional Notes	1.15	1.29
TCIL - Minimum CTNW

Consolidated Tangible Net Worth ("CTNW") of the TCIL subsidiary of Triton is defined as the equity of TCIL and its restricted subsidiaries, excluding any non-cash gains and/or losses from derivatives, less the sum of all intangible assets and restricted investments of TCIL and its subsidiaries. CTNW is to be no less than $855 million. For the purpose of calculating Minimum CTNW, TCIL's investments in unrestricted subsidiaries are included in equity. As of December 31, 2016, the actual CTNW was $1,193.3 million.

TCIL - Funded Debt Ratio

Funded Debt Ratio is the ratio of total debt of the TCIL subsidiary of Triton to CTNW plus deferred income related to the sales of container equipment to subsidiaries.

Entity/Issuer	Maximum Funded Debt Ratio	Actual Funded Debt Ratio
TCIL	4.00	3.35

TAL - Minimum Covenant EBIT to Cash Interest Expense

For the purpose of this covenant, Covenant EBIT is calculated based on the cumulative sum of our earnings for the last four quarters (excluding income taxes, non-cash interest expense, amortization, net gain or loss on interest rate swaps and certain non-cash charges, and Merger costs up to $40 million on all entities except for the manager level test for ABS term notes). Cash Interest Expense is calculated based on cumulative interest expense over the last four quarters adjusted to exclude interest income, amortization of deferred financing costs, and the difference between current and prior period interest expense accruals.

Minimum Covenant EBIT to Cash Interest Expense is calculated on a consolidated basis of the TAL subsidiary of Triton and for certain of our wholly-owned special purpose entities ("SPEs"), whose primary activity is to issue asset-backed notes. Covenant EBIT for each of our SPEs is calculated based on the net earnings generated by the assets pledged as collateral for the underlying debt issued. The actual Covenant EBIT to Cash Interest Expense ratio for each SPE may differ depending on the specific net earnings associated with those pledged assets.

Entity/Issuer	Minimum Covenant EBIT to Cash Interest Expense Ratio	Actual Covenant EBIT to Cash Interest Expense Ratio
TAL - borrower level test	1.10	1.52
TAL - manager level test for ABS term notes	1.10	1.42
TAL asset-backed warehouse	1.30	1.77
TAL asset-backed securitization term notes	1.10	2.15*
*Reflects the weighted average for all series of notes issued by TAL Advantage V, LLC. Each series of notes must comply separately with this covenant, and as of December 31, 2016, each series is in compliance.
TAL - Minimum Tangible Net Worth

Minimum TNW is calculated as total tangible assets less total indebtedness, which excludes the fair value of derivative instruments liability. The Minimum TNW requirement in relation to the TAL subsidiary of Triton ranges from $300.0 million to $751.9 million. As of December 31, 2016, the actual TNW was $996.1 million.

TAL - Maximum Indebtedness to TNW

Maximum Indebtedness to TNW is calculated as the ratio of Indebtedness to TNW for the TAL subsidiary of Triton.

Entity/Issuer	Maximum Indebtedness to TNW Ratio	Actual Indebtedness to TNW Ratio
TAL	4.75	3.24

Cash Flow
The following table sets forth certain cash flow information for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net cash provided by operating activities	$484,188	$449,304	$432,374
Net cash (used in) investing activities	$(395,446)	$(215,721)	$(602,686)
Net cash (used in) provided by financing activities	$(32,233)	$(242,501)	$171,826
Operating Activities
Net cash provided by operating activities increased by $34.9 million to $484.2 million in 2016, compared to $449.3 million in 2015. This increase is due to the inclusion of $145.4 million related to the operations of TAL from July 13, 2016 through December 31, 2016 and due to an increase in accounts payable and other accrued expenses of $18.2 million. This increase was partially offset by a decrease in our earnings, excluding non-cash expenses, of $121.0 million and a decrease in other assets of $6.9 million.
Net cash provided by operating activities increased by $16.9 million to $449.3 million in 2015, compared to 432.4 million in 2014. This increase was mainly due to the result of an increase in our earnings, excluding non-cash expenses, of $11.7 million.
Investing Activities
Net cash used in investing activities increased by $179.7 million to $395.4 million in 2016 compared to $215.7 million in 2015. This increase was primarily due to an increase in the purchase of leasing equipment of $230.5 million offset by cash and cash equivalents acquired of $50.3 million related to the Merger.
Net cash used in investing activities decreased by $387.0 million to $215.7 million in 2015 compared to $602.7 million in 2014 primarily due to a decrease in purchases of leasing equipment.
Financing Activities
Net cash used in financing activities decreased by $210.3 million to $32.2 million in 2016 compared to $242.5 million in 2015. The decrease in cash flows used in financing activities was mainly due to net borrowings under debt facilities of $53.3 million in 2016 compared to net payments of $204.5 million in 2015. In addition, restricted cash balances decreased by $22.5 million and distributions made to non-controlling interests decreased by $22.2 million. These decreases were partially offset by dividend payments of $84.8 million in 2016 compared to no dividend payments in 2015.
Net cash used in financing activities increased by $414.3 million to $242.5 million in 2015 compared to net cash provided by financing activities of $171.8 million in 2014. This increase was primarily due to net payments on debt of $204.5 million in 2015 compared to net borrowings on debt of $407.9 million in 2014. This increase was partially offset by the absence of a dividend payment during the year ended December 31, 2015 compared to dividend payments of $215.0 million during the year ended December 31, 2014.

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
The following table summarizes our contractual obligations and commercial commitments as of December 31, 2016:

	Contractual Obligations by Period
Contractual Obligations:	Total	2017	2018	2019	2020	2021 and thereafter
	(dollars in millions)
Principal debt obligations	$6,319.1	$584.5	$951.0	$1,052.1	$835.1	$2,896.4
Interest on debt obligations(1)	983.8	232.9	206.8	173.2	138.2	232.7
Capital lease obligations(2)	108.5	29.8	27.6	6.8	6.4	37.9
Operating leases (mainly facilities)	7.2	2.6	1.9	2.4	0.2	0.1
Purchase obligations:
Equipment purchases payable	83.6	83.6	—	—	—	—
Equipment purchase commitments	261.0	261.0	—	—	—	—
Retention bonus and severance benefit commitment	45.9	45.9	—	—	—	—
Total contractual obligations	$7,809.1	$1,240.3	$1,187.3	$1,234.5	$979.9	$3,167.1
_______________________________________________________________________________

(1)	Amounts include actual interest for fixed debt and estimated interest for floating rate debt based on December 31, 2016 rates and the net effect of our interest rate swaps.

(2)	Amounts include interest.
Off-Balance Sheet Arrangements
As of December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies
Our consolidated financial statements have been prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

We believe that the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations
Revenue Recognition
Operating Leases with Customers
We enter into long-term leases and service leases with ocean carriers, principally as lessor in operating leases, for marine cargo equipment. Long-term leases provide our customers with specified equipment for a specified term. Our leasing revenues are based upon the number of equipment units leased, the applicable per diem rate and the length of the lease. Long-term leases typically have initial contractual terms ranging from three to eight years. Revenues are recognized on a straight-line basis over the life of the respective lease. Advance billings are deferred and recognized in the period earned. Service leases do not specify the exact number of equipment units to be leased or the term that each unit will remain on-hire, but allow the lessee to pick-up and drop-off units at various locations specified in the lease agreement. Under a service lease, rental revenue is based on the number of equipment units on-hire for a given period. Revenue for customers considered to be non-performing is deferred and recognized when the amounts are received.
In accordance with the FASB Accounting Standards Codification No. 605, Revenue Recognition ("ASC 605"), we recognize billings to customers for damages and certain other operating costs as leasing revenue as it is earned based on the terms of the contractual agreements with the customer. As principal, we are responsible for fulfillment of the services, supplier selection and service specifications, and have ultimate responsibility to pay the supplier for the services whether or not we collect the amount billed to the lessee.
Finance Leases with Customers
We enter into finance leases as lessor for some of the equipment in our fleet. The net investment in finance leases represents the receivables due from lessees, net of unearned income. Unearned income is recognized on a level yield basis over the lease term and is recorded as leasing revenue. Finance leases are usually long-term in nature, and typically include an option to purchase the equipment at the end of the lease term for an amount determined to be a bargain.
Equipment Trading Revenues and Expenses
Equipment trading revenues represent the proceeds from the sale of equipment purchased for resale and are recognized as units are sold and delivered to the customer. The related expenses represent the cost of equipment sold as well as other selling costs that are recognized as incurred and are reflected as equipment trading expenses in the consolidated statements of operations.

Leasing Equipment
In general, we purchase new equipment from equipment manufacturers for the purpose of leasing such equipment to customers. We also purchase used equipment with the intention of selling such equipment in one or more years from the date of purchase.
Leasing equipment is recorded at cost and depreciated to an estimated residual value on a straight-line basis over their estimated useful life of the equipment. Capitalized costs for new container rental equipment generally include the manufactured cost of the container, inspection, delivery, and associated costs incurred in moving the container from the manufacturer to the initial on-hire location of such container. Repair and maintenance costs that do not extend the life of the container rental equipment are charged to direct operating expenses at the time the costs are incurred.
Estimated useful lives and residual values are determined and reviewed based upon the historical disposal experience of the container fleet and expectations of future used equipment prices. Depreciation estimates are reviewed regularly. If warranted, a change in the estimated useful lives or residual values of our containers will result in an increase or decrease to depreciation expense.

In October 2015, after conducting our regular depreciation policy review, we reduced the estimated residual values for 40-foot dry containers (from $1,300 to $1,200) and for 40-foot high cube dry containers (from $1,700 to $1,400) effective October 1, 2015. The change in residual value estimates was made to better align our residual values with our expectations for future used container sale prices. We also revised the useful life estimates for all our dry containers from 12 years to 13 years to better reflect the age at which sales have historically occurred and our expectations of future trends. Had we not changed the residual value estimates and the useful life estimates described herein, our depreciation expense for the quarter ended December 31, 2015 would have been lower by $1.8 million (and $0.05 per diluted share).

During the fourth quarter of 2016, the Company assessed the estimates contained in its depreciation policy. To perform the assessment, the Company analyzed sale data from 2004 to 2016. The Company believes an extended historical period is most appropriate as it is consistent with the average life cycle of this equipment and covers multiple business cycles and multiple periods of strong and weak container demand.

The table below shows the weighted average sales price of the Company's major equipment types from the period of 2004 to 2016:

2004-2016	Dry			Refrigerated
	20 Foot	40 Foot	40 Foot High Cube	40 Foot High Cube
Weighted Average Sales Prices	$1,072	$1,349	$1,518	$4,273
The weighted average sales prices during the period from 2004 to 2016 were above our current residual value estimates. Selling prices have been above our residual value estimates for the large majority of quarters during the period from 2004 to 2016. However, beginning in the fourth quarter of 2015 and continuing through the fourth quarter of 2016, the average sales prices for our dry containers were below the Company's residual value estimates used in our depreciation policy.
The average sales price and residual value of used containers for the major equipment types in the Company’s fleet for the year ended December 31, 2016 are provided in the table below:

For the year ended 2016	Dry			Refrigerated
	20 Foot	40 Foot	40 Foot High Cube	40 Foot High Cube
Weighted Average Sales Prices	$758	$749	$854	$3,850
Residual Values	$1,000	$1,200	$1,400	$ 3,250-3,500
The container leasing and disposal market improved significantly during the second half of 2016 driven by improved supply and demand balance for dry containers and increased steel and new container prices. Used container sale prices stabilized in the third quarter and increased gradually in the fourth quarter though the rate of improvement has so far lagged the increase in new container prices and lease rates. January 2017 average sale prices were $967 and $1,160 for 20-foot and 40-foot high cube containers up 28% and 36%, respectively over the average prices for 2016. We expect used container prices will continue to increase in 2017 if current market conditions are sustained.
The Company has identified a high correlation between new container prices and sales prices by preparing regression analysis using historical data. This analysis enables the Company to estimate future disposal prices based on inputs of new container costs. The Company considers a reasonable estimate of future new container prices to be the historical average new container prices experienced over the last 13 years, which, as noted earlier, covers multiple business cycles including significant recessionary and expansionary periods.
The results of the regression analysis are as follows:

	Dry
	20 Foot	40 Foot	40 Foot High Cube
Average new build price from 2004 to 2016	$2,000	$3,200	$3,400
Implied residual / sales	$1,080	$1,229	$1,460
The Company's long term historical disposal price trends and regression derived sale prices support the current residual estimates used in our depreciation policy.
The Company continues to monitor disposal prices for indicators of a deeper, more sustained market downturn, and if necessary, will adjust its estimates in its depreciation policy if there are indicators that the current weak market for containers will be sustained in the long-term.
The estimated useful lives and residual values for each major equipment type for the periods as indicated below were as follows:

	January 1, 2015 to September 30, 2015		October 1, 2015 to December 31, 2016
Equipment Type	Depreciable Life	Residual Value	Depreciable Life	Residual Value
20-foot dry container	12 years	$1,000	13 years	$1,000
40-foot dry container	12 years	$1,300	13 years	$1,200
40-foot high cube dry container	12 years	$1,700	13 years	$1,400
20-foot refrigerated container	12 years	$2,250	12 years	$2,250 to $2,500
40-foot high cube refrigerated container	12 years	$3,250	12 years	$3,250 to $3,500
40-foot flat rack container	12 years	$3,000	12 to 14 years	$1,500 to $3,000
40-foot open top container	12 years	$2,500	12 to 14 years	$2,300 to $2,500
Tank containers	N/A	N/A	20 years	$3,000
Chassis	N/A	N/A	20 years	$1,200

Container rental equipment is depreciated from the date of initial lease-out to the earlier to occur of either the end of the estimated useful life for that specific container or the date that the container is sold and removed from the fleet or identified for sale.
For container rental equipment acquired through sale-leaseback transactions, estimates for remaining useful life and residual value are based on current and expected future conditions in the secondary market for older containers and expectations of the duration that such containers will remain on lease.

Valuation of long-lived assets - leasing equipment

The carrying value of leasing equipment is reviewed for impairment whenever changes in circumstances indicate that the carrying amounts may not be recoverable. If indicators of impairment are present, a determination is made as to whether the carrying value of the fleet exceeds its current fair value, which is determined using estimated future undiscounted cash flows.

Key indicators of impairment on leasing equipment include, among other factors, a sustained decrease in operating profitability, a sustained decrease in utilization, lease rates, and sales prices, or indicators of technological obsolescence.

Beginning in early 2015, a significant drop in steel prices coupled with slowing trade growth created a very challenging market which continued through the first half of 2016. These conditions temporarily led to lower lease rates, declines in utilization, an increase in operating expenses and losses on the sale of used containers, all of which resulted in a sharp decline in profitability. However, container demand increased beginning in the third quarter, which resulted in a significant increase in utilization and reduction in operating costs. In addition, new container prices increased with a corresponding increase in lease rates and disposal prices. As a result of the significant improvement in our operating metrics in the second half of 2016, we concluded that there were no indicators of impairment of our leasing equipment.

We will continually monitor the performance of our fleet, evaluate the key factors that impact our asset values and assess the assumptions used in our impairment testing analysis should market conditions warrant such a reassessment.
Equipment Held for Sale
When leasing equipment is returned off lease, we make a determination of whether to repair and re-lease the equipment or sell the equipment. At the time we determine that equipment will be sold, we reclassify the appropriate amounts previously recorded as leasing equipment to equipment held for sale. In accordance with FASB Accounting Standards Codification No. 360, Property, Plant and Equipment ("ASC 360"), equipment held for sale is carried at the lower of its estimated fair value, based on current transactions, less costs to sell, or carrying value, and depreciation on such assets is halted. Subsequent changes to the fair value of those assets, either increases or decreases, are recorded as adjustments to the carrying value of the equipment held for sale; however, any such adjustments may not exceed the respective equipment's carrying value at the time it was initially classified as held for sale. Initial write downs of assets held for sale are recorded as an impairment charge and are included in net gain (loss) on sale of leasing equipment. Realized gains and losses resulting from the sale of equipment held for sale are recorded as net gain (loss) on sale of leasing equipment, and cash flows associated with the disposal of equipment held for sale are classified as cash flows from investing activities.
We acquired the Equipment Trading segment as part of the Merger and had no such reporting segment prior to that time. Equipment purchased for resale is included in the Equipment Trading segment and is reported as equipment held for sale when the time frame between when the equipment is purchased and when it is sold is expected to be short, less than one year.
Allowance for Doubtful Accounts
Our allowance for doubtful accounts is provided based upon a review of the collectibility of our receivables. This review is based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts, and economic conditions. Generally, we do not require collateral on accounts receivable balances. An account is considered past due when a payment has not been received in accordance with the contractual terms. Accounts are generally charged off after an analysis is completed which indicates that collection of the full principal balance is in doubt. Changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. The allowance for doubtful accounts is intended to provide for losses in the receivables, and requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things. We believe our allowance for doubtful accounts is adequate to provide for credit losses inherent in existing receivables. The Company does not maintain a general reserve against the possibility of lost equipment and recovery expenses for customers currently not in default.
Income Taxes
We account for income taxes in accordance with FASB Accounting Standards Codification No. 740, Income Taxes ("ASC 740") using the asset and liability method, which requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax basis and financial reporting basis of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. In assessing our ability to realize deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.
If applicable, we accrue income tax liabilities for unrecognized tax benefits resulting from uncertain tax positions by evaluating whether the weight of available evidence indicates that it is more likely than not that the position will be sustained in an audit and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense.
Allocation of Acquisition Purchase Price to Assets Acquired and Liabilities Assumed

The Company has accounted for the Merger under the acquisition method of accounting in accordance with the FASB Accounting Standards Topic No. 805, Business Combinations (“ASC No. 805”). TCIL has been treated as the acquirer in the Merger for accounting purposes. In making the determination of the accounting acquirer, TCIL considered all pertinent information and facts related to the combined entity as identified by ASC No. 805-10-55-12 to 15, which included relative voting rights, presence of a large minority interest, composition of the Board of Directors and senior management, terms of the exchange of equity interests, and relative size. In the aggregate, it was concluded that factors such as the former TCIL shareholders’ 55% voting rights in the combined entity, after considering certain voting limitations, the presence of a large minority voting interest concentrated within the former Company shareholders and the relative size of TCIL in relation to TAL, indicated that TCIL should be the accounting acquirer.
Triton has allocated the purchase price to the fair value of the TAL assets acquired and liabilities assumed as of July 12, 2016. The determination and allocation of fair values to the identifiable assets acquired and liabilities assumed is based on various assumptions and valuation methodologies requiring considerable management judgment with the assistance of third-party valuation advisers. The key assumptions in these valuations are discount rates, terminal values, the number of years on which to base the cash flow projections, and the assumptions and estimates used to determine cash inflows and outflows, replacement cost of assets, market lease rates at the acquisition date and asset lives among others. Although we believe that the assumptions applied in the determination are reasonable based on information available at the date of acquisition, actual results may differ from the estimated or forecasted amounts and the difference could be material.
Goodwill
The Company accounts for goodwill in accordance with FASB Accounting Standards Codification No. 350, Intangibles—Goodwill and Other ("ASC 350"). ASC 350 requires goodwill and other intangible assets with indefinite lives to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. In connection with the acquisition of TAL, the Company recorded $236.7 million of goodwill. Management determined that subsequent to the acquisition of TAL, the Company has two reporting units, Equipment leasing and Equipment trading, and allocated $220.9 million and $15.8 million, respectively, to each reporting unit. The Company has elected to bypass the qualitative approach permitted under ASC 350 for testing goodwill for impairment, but may elect to perform the qualitative approach to test goodwill for impairment in future periods.
The annual impairment test is conducted by comparing the Company's carrying amount to the fair value of the reporting units determined using a combination of discounted cash flow approach and a market capitalization approach, inclusive of an estimated control premium. The key assumptions applied to the cash flow projections were discount rates, new container prices, near-term revenue growth rates, and perpetual growth rates. These assumptions contemplated business, market and overall economic conditions. Additionally, our reporting units are not discrete legal entities with discrete financial statements. Our assets and liabilities are employed in and relate to the operations of our reporting units. Therefore, the equity carrying value and future cash flows must be estimated each time a goodwill impairment analysis is performed on a reporting unit. As a result, our assets, liabilities and cash flows are assigned to reporting units using reasonable and consistent allocation methodologies. Certain estimates, judgments and assumptions are required to perform these assignments. We believe these estimates, judgments and assumptions to be reasonable, but changes in many of these can significantly affect each reporting unit's equity carrying value and future cash flows utilized for our goodwill impairment test.
Under the market capitalization approach, the Company estimated the fair value of the reporting units by allocating the total market capitalization based on historical earnings contributions of the reporting units to the consolidated results. Due to the weak market environment through much of 2015 and the first half of 2016 and the recent volatility in its share price, the Company considered a 30-day average for the period ending December 31, 2016 as a more appropriate indicator of fair value. The Company’s calculation of market capitalization includes a control premium of 25-35%, which represents the average premium obtained in a number of transactions within the transportation industry over the last year. Utilizing the 30-day average share price for the period ending December 31, 2016 of $18.59 with a 25-35% control premium resulted in an estimated market capitalization that was 4% to 12% greater than the carrying value.
The discounted cash flow method resulted in an estimated per share fair value of approximately $2,408.1 million, or $32.38 per share as of December 31, 2016.
The key assumptions used in the cash flow projections were as follows:

•
New build dry container prices starting at $1,800 in January 2017 and increasing to $2,000 by April 2017 and are expected to remain there for 2018 and then increase to $2,200 by 2020. As of January 2017, new dry container prices were already above $2,000;

•	Lease rates starting at current market rates and increasing in relation to the forecasted increases in new container prices;

•	Current utilization of 94.8% at the end of 2016 climbs to 97.0% by September 2017 and remains at that level throughout the forecast period;

•	Sales prices for used dry containers increase in relation to the forecasted increases in new container prices; and

•	A discount rate of 12% and a perpetual growth rate of 1.5%.

Based on the results of the discounted cash flow approach, the Company determined that the fair values of each of its reporting units exceeded their respective carrying amounts as of the annual assessment date as follows (in millions):

Reporting Unit	Goodwill	Fair Value	Carrying Value	% Over Carrying Value
Equipment leasing	$220.9	$2,355.5	$1,638.8	44%
Equipment trading	15.8	52.6	24.4	116%
Totals	$236.7	$2,408.1	$1,663.2	45%
Management also performed a sensitivity analysis on the fair values resulting from the discounted cash flow valuation method utilizing more conservative assumptions that reflect reasonable likely future changes in the discount rates and perpetual growth rates in each of the reporting units. The discount rates were increased by 100 basis points with no impairment indicated. The perpetual growth rates were decreased by 100 basis points with no impairment indicated.
Based on the results of this testing, the Company determined that the fair value of each of its reporting units exceeded its respective carrying amount and goodwill was not impaired.
Intangible assets

Intangible assets with finite useful lives such as acquired lease intangibles and customer relationships are initially recorded at fair value and are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We recorded no impairment charges related to intangibles during the years ended December 31, 2016, 2015 and 2014.
Recently Issued Accounting Pronouncements
In August 2014, the FASB issued Accounting Standards Update No. 2014-15 ("ASU No. 2014-15"), Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This standard requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued and to disclose those conditions if management has concluded that substantial doubt exists. Subsequent to adoption, this guidance will need to be applied by management at the end of each annual period and interim period therein to determine what, if any, impact there will be on the Consolidated Financial Statements in a given reporting period. These changes became effective for the Company for the 2016 annual period. Management has determined that the adoption of these changes did not have an impact on the Consolidated Financial Statements as this standard is disclosure only.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 ("ASU No. 2016-02"), Leases (Topic 842) that replaces existing lease accounting guidance. Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

•	A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and

•	A right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term.

The accounting that will be applied by lessors under ASC 842 is largely unchanged from previous GAAP. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and ASC 606, Revenue from Contracts with Customers. The new lease guidance will become effective for the Company for periods beginning after December 15, 2018. The Company is currently evaluating the effect the guidance will have on the Consolidated Financial Statements, but does not expect any material impact to its Consolidated Financial Statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-08 ("ASU No. 2016-08"), Revenue from Contracts with Customers (Topic 606), amending previous updates regarding this topic. Leasing revenue recognition is specifically excluded from this ASU, and therefore, the new standard will only apply to Equipment Trading revenues and sales of leasing equipment. As the majority of our sales contracts are for containers and do not contain multiple elements we expect the impact to be minimal. The effective date is interim periods beginning after December 15, 2017. Earlier application is permitted. The Company is evaluating the transition method that will be elected and the potential effects of adopting the provisions of ASU No. 2016-08.

In March 2016, the FASB issued Accounting Standards Update No. ASU No. 2016-09 ("ASU No. 2016-09") Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. The guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2016, and early adoption is permitted. Different components of the guidance require prospective, retrospective and/or modified retrospective adoption. We expect to adopt this guidance when effective, and do not expect the guidance to have a significant impact on our financial statements.

In June 2016, the FASB issued Accounting Standards Update No. ASU 2016-13 ("ASU No. 2016-13") Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. The guidance affects trade receivables and net investments in leases. The guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. The new guidance will be effective for fiscal years and interim periods beginning after December 15, 2019 and early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Different components of the guidance require modified retrospective and/or prospective adoption. We are currently assessing whether we will early adopt, and the impact on our financial statements is not currently estimable.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15 ("ASU No. 2016-15"), Statement of Cash Flows (Topic 230): Classification of Certain Receipts and Cash Payments. The updated amendment provides guidance as to where certain cash flow items are presented, including debt prepayment or debt extinguishment costs and proceeds from the settlement of insurance claims. The update to the standard is effective for the Company for periods beginning after December 15, 2017. The Company is currently evaluating the effect the guidance will have on the Consolidated Financial Statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18 ("ASU No. 2016-18"), Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The update to the standard is effective for the Company for periods beginning after December 15, 2017. The Company is currently evaluating the effect the guidance will have on the Consolidated Financial Statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04 ("ASU No. 2017-04"), Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The Board eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The update to the standard is effective for the Company for periods beginning after December 15, 2019. The Company is currently evaluating the effect the guidance will have on the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss to future earnings, values or cash flows that may result from changes in the price of a financial instrument. The fair value of a financial instrument, derivative or non-derivative, might change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We have operations both within the United States and internationally and we are exposed to market risks in the ordinary course of our business. These risks include interest rate and foreign currency exchange rate risks.
Interest Rate Risk
We enter into interest rate swap and cap agreements to fix the interest rates on a portion of our floating rate debt. We assess and manage the external and internal risk associated with these derivative instruments in accordance with our overall operating goals. External risk is defined as those risks outside of our direct control, including counterparty credit risk, liquidity risk, systemic risk and legal risk. Internal risk relates to those operational risks within the management oversight structure and includes actions taken in contravention of our policy.
The primary external risk of our interest rate swap and cap agreements is counterparty credit exposure, which is defined as the ability of a counterparty to perform its financial obligations under a derivative agreement. All of our derivative agreements are with highly rated financial institutions. Credit exposures are measured based on the market value of outstanding derivative instruments. Both current and potential exposures are calculated for each derivative agreement to monitor counterparty credit exposure.
As of December 31, 2016, we had net interest rate swap and cap agreements in place to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Derivatives	Net Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Cap Rate	Weighted Average Remaining Term
Interest rate swaps	$1,596.5 million	1.73%	—%	4.8 years
Interest rate caps	$84.5 million	—%	4.0%	0.8 years
Certain of our interest rate swap agreements are designated as cash flow hedges for accounting purposes, and any unrealized gains or losses related to the changes in fair value are recognized in accumulated comprehensive income and re-classed to interest and debt expense as they are realized. A portion of our swap portfolio is not designated and changes in the fair value of non-designated interest rate swap agreements are recognized in the consolidated statements of operations as net gains or losses on interest rate swaps and reclassified to realized loss or gain on interest rate swap agreements as they are realized. We recognized activity on our interest rate swap agreement for the years ended December 31, 2016, 2015, and 2014 as follows (amounts in millions):

	Location of Loss (Gain) on Derivative Instruments	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014

Realized loss on non-designated interest rate swap agreements	Realized loss on derivative instruments, net	$3.4	$5.5	$9.4
Change in fair value of derivatives, designated as cash flow hedges	Other comprehensive income	(46.9)	—	—
Realized loss on designated interest rate swap agreements	Interest and debt expense	1.2	—	—
Net (gain) loss on interest rate swaps, not designated	Unrealized (gain) loss on derivative instruments, net	(4.4)	2.2	3.8

Since 51% of our floating rate debt is hedged using interest rate swaps, our interest expense is not significantly affected by changes in interest rates. However, a 100 basis point increase in the interest rates on our floating rate debt (primarily LIBOR) would result in an increase of approximately $14.7 million in interest expense over the next 12 months.

Foreign currency exchange rate risk

Although we have significant foreign-based operations, the U.S. dollar is the operating currency for the large majority of our leases and obligations. Almost all of our revenues and the majority of our operating expenses during the year ended December 31, 2016, 2015, and 2014 were denominated in U.S. dollars. However, we pay our non-U.S. employees in local currencies, and certain of our direct container expenses are denominated in foreign currencies. During the year ended December 31, 2016, 2015, and 2014 our direct container expenses paid in foreign currency were approximately $28.1 million, $16.5 million and $20.8 million, respectively, and our total direct container expenses were approximately $84.3 million, $54.4 million, and $58.0 million respectively.

During the year ended December 31, 2016, 2015 and 2014, we recorded net foreign currency exchange losses in Administration expenses to the Statement of Operations with our foreign subsidiaries of $0.4 million and $0.4 million, and $0.7 million, respectively. This activity resulted primarily from fluctuations in exchange rates related to our subsidiaries with Euro and Pound Sterling functional currencies.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements and financial statement schedule listed under Item 15—Exhibits and Financial Statement Schedules are filed as a part of this Item 8. Supplementary financial information may be found in Note 18 to the Consolidated Financial Statements.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.  CONTROLS AND PROCEDURES
MANAGEMENT'S REPORT REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded, as of the end of the period covered by this Annual Report on Form 10-K, that our disclosure controls and procedures were effective.

Our evaluation did identify several disclosure controls matters related to the Merger, which are described in more detail below, which required additional analysis and additional closing procedures to ensure our disclosure controls and procedures were effective.

Since the date of the Merger, the Company has continued to utilize two separate fleet control and accounting systems along with separate accounting processes and controls to account for the TCIL and TAL subsidiaries. New processes have been put in place to consolidate the financial results of the merged companies; however, these new procedures and controls are not yet fully documented.

The challenges noted above were a significant factor leading to the need for the Company to file an amended Current Report on Form 8-K/A on November 14, 2016 to correct certain information in our third quarter earnings release issued on November 10, 2016 relating to the calculation of earnings per share and the balance sheet treatment of derivative liabilities, other comprehensive income and accounts payable and other accrued expense. These errors were identified by management through our normal review process which was completed prior to filing the Quarterly Report on Form 10-Q for the third quarter of 2016, but after issuing our earnings release. The delay in the completion of our normal review process was a result of the initial challenges associated with the Merger and related purchase accounting. We anticipate implementing one consolidated fleet management system and the related integration of accounting processes and controls during the second quarter of 2017.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Controls
The Company has added additional controls since the Merger to properly control the consolidation and financial reporting process for our two main operating subsidiaries which continue to utilize two separate fleet control and accounting systems along with separate accounting processes and controls. The new consolidation and financial reporting processes and controls have been put in place; however, these new procedures and controls are not fully documented.

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference from the sections captioned "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement to be issued in connection with the Annual General Meeting of Shareholders to be held on May 10, 2017, which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2016 (the "2017 Proxy Statement").
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference from the sections captioned "Director Compensation Table", "Compensation of Executive Officers, Compensation Discussion and Analysis", "Summary Compensation Table", and "Grants of Plan-Based Awards Table" and the other tables and information following the "Grants of Plan-Based Awards Table" in the 2017 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this Item is incorporated herein by reference from the sections captioned "Equity Compensation Plan Information" and "Information Regarding Beneficial Ownership of Management and Principal Shareholders" in the 2017 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference from the sections captioned "Certain Relationships and Related Transactions" and "Corporate Governance and Related Matters" in the 2017 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference from the section captioned "Audit Fees" in the 2017 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following financial statements are included in Item 8 of this report:
(a)(2) Financial Statement Schedule
The following financial statement schedule for the Company is filed as part of this report:

Schedule II—Valuation and Qualifying Accounts	S-1
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.
(a)(3) List of Exhibits
The following exhibits are filed as part of and incorporated by reference into this Annual Report on Form 10-K:

Exhibit No.		Description
3.1		Amended and Restated Bye-Laws of Triton International Limited, dated July 12, 2016 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed July 14, 2016)

4.1		Memorandum of Association of Triton International Limited, dated September 29, 2015 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, filed June 23, 2016)

10.1		Form of Indemnification Agreement (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed July 14, 2016)

10.2		TAL International Group, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed July 14, 2016)

10.3		Triton Container International Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed July 14, 2016)

10.4		Triton International Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed July 14, 2016)

10.5		Warburg Pincus Shareholders Agreement, as amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed July 14, 2016)

10.6		Vestar Shareholders Agreement, as amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed July 14, 2016)

21.1	*	List of Subsidiaries

23.1	*	Consent of Independent Registered Public Accounting Firm

24.1	*	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K)

31.1	*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS		XBRL Instance Document

101.SCH		XBRL Instance Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase
† Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish the omitted schedules to the U.S. Securities and Exchange Commission upon request by the Commission.
* Filed herewith.

** Furnished herewith.
(b) Exhibits.
The Company hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 15(a)(3) set forth above.
(c) Financial Statement Schedules
The Company hereby files as part of this Annual Report on Form 10-K the financial statement schedule listed in Item 15(a)(2) set forth above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2017	TRITON INTERNATIONAL LIMITED
	By:	/s/ BRIAN M. SONDEY
Brian M. Sondey Chairman of the Board, Director and Chief Executive Officer
POWER OF ATTORNEY AND SIGNATURES
We, the undersigned officers and directors of Triton International Limited hereby severally constitute and appoint Brian M. Sondey and John Burns and each of them singly, our true and lawful attorneys, with the power to them and each of them singly, to sign for us and in our names in the capacities indicated below, any amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Triton International Limited to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities and Exchange Commission.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the 17th day of March, 2017.

Signature	Title(s)

/s/ BRIAN M. SONDEY	Chairman of the Board, Director and Chief Executive Officer
Brian M. Sondey

/s/ SIMON R. VERNON	Director and President
Simon R. Vernon

/s/ JOHN BURNS	Chief Financial Officer
John Burns

/s/ MICHELLE GALLAGHER	Vice President and Controller (Principal Accounting Officer)
Michelle Gallagher

/s/ ROBERT W. ALSPAUGH	Director
Robert W. Alspaugh

/s/ MALCOLM P. BAKER	Director
Malcolm P. Baker

/s/ DAVID A. COULTER	Director
David A. Coulter

/s/ CLAUDE GERMAIN	Director
Claude Germain

/s/ KENNETH HANAU	Director
Kenneth Hanau

/s/ ROBERT L. ROSNER	Lead Director
Robert L. Rosner

/s/ JOHN S. HEXTALL	Director
John S. Hextall

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Triton International Limited
We have audited the accompanying consolidated balance sheets of Triton International Limited and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement Schedule II - Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Triton International Limited and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
San Francisco, California
March 17, 2017

TRITON INTERNATIONAL LIMITED
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31, 2016	December 31, 2015
ASSETS:
Leasing equipment, net of accumulated depreciation of $1,787,505 and $1,566,963	$7,370,519	$4,362,043
Net investment in finance leases, net of allowances of $527 and $526	346,810	66,656
Equipment held for sale	99,863	—
Revenue earning assets	7,817,192	4,428,699
Cash and cash equivalents	113,198	56,689
Restricted cash	50,294	22,575
Accounts receivable, net of allowances of $28,082 and $8,297	173,585	110,970
Goodwill	236,665	—
Lease intangibles, net of accumulated amortization of $56,159	246,598	—
Insurance receivable	17,170	—
Other assets	53,126	37,911
Fair value of derivative instruments	5,743	2,153
Total assets	$8,713,571	$4,658,997
LIABILITIES AND SHAREHOLDERS' EQUITY:
Equipment purchases payable	$83,567	$12,128
Fair value of derivative instruments	9,404	257
Accounts payable and other accrued expenses	143,098	81,306
Net deferred income tax liability	317,316	20,570
Debt, net of unamortized deferred financing costs of $19,999 and $19,024	6,353,449	3,166,903
Total liabilities	6,906,834	3,281,164
Shareholders' equity:
Class A common shares, $0.01 par value; 235,200,000 authorized, none and 35,628,585 issued and outstanding respectively	—	445
Class B common shares, $0.01 par value; 4,800,000 authorized; none and 4,800,000 issued and outstanding respectively	—	60
Common shares, $0.01 par value, 294,000,000 shares authorized, 74,376,025 and no shares issued and outstanding respectively	744	—
Undesignated shares $0.01 par value, 6,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	690,418	176,088
Accumulated earnings	945,313	1,044,402
Accumulated other comprehensive income (loss)	26,758	(3,666)
Total shareholders' equity	1,663,233	1,217,329
Non-controlling interests	143,504	160,504
Total equity	$1,806,737	$1,377,833
Total liabilities and shareholders' equity	$8,713,571	$4,658,997

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Operations
(Dollars and shares in thousands, except earnings per share)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Leasing revenues:
Operating leases	$813,357	$699,810	$699,188
Finance leases	15,337	8,029	8,027
Total leasing revenues	828,694	707,839	707,215

Equipment trading revenues	16,418	—	—
Equipment trading expenses	(15,800)	—	—
Trading margin	618	—	—

Net (loss) gain on sale of leasing equipment	(20,347)	2,013	31,616

Operating expenses:
Depreciation and amortization	392,592	300,470	258,489
Direct operating expenses	84,256	54,440	58,014
Administrative expenses	65,618	53,435	55,659
Transaction and other costs	66,916	22,185	30,477
Provision (reversal) for doubtful accounts	23,304	(2,156)	1,324
Total operating expenses	632,686	428,374	403,963
Operating income	176,279	281,478	334,868
Other expenses:
Interest and debt expense	184,014	140,644	137,370
Realized loss on derivative instruments, net	3,438	5,496	9,385
Unrealized (gain) loss on derivative instruments, net	(4,405)	2,240	3,798
Write-off of deferred financing costs	141	1,170	7,468
Other (income) expense	(1,076)	211	(689)
Total other expenses	182,112	149,761	157,332
(Loss) income before income taxes	(5,833)	131,717	177,536
Income tax (benefit) expense	(48)	4,048	6,232
Net (loss) income	$(5,785)	$127,669	$171,304
Less: income attributable to non-controlling interest	7,732	16,580	21,837
Net (loss) income attributable to shareholders	$(13,517)	$111,089	$149,467
Net (loss) income per common share—Basic	$(0.24)	$2.75	$3.73
Net (loss) income per common share—Diluted	$(0.24)	$2.71	$3.52
Cash dividends paid per common share	$1.35	$—	$5.38
Weighted average number of common shares and non-voting common shares outstanding—Basic	56,032	40,429	40,021
Dilutive stock options and restricted stock	—	503	2,437
Weighted average number of common shares and non-voting common shares outstanding—Diluted	56,032	40,932	42,458

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Net (loss) income	$(5,785)	$127,669	$171,304
Other comprehensive (loss) income:
Change in fair value of derivative instruments designated as cash flow hedges (net of income tax effect of $16,512)	30,405	—	—
Reclassification of realized loss on interest rate swap agreements designated as cash flow hedges (net of income tax effect of $423)	777	—	—
Foreign currency translation adjustment	(758)	(408)	(659)
Other comprehensive income, net of tax	24,639	127,261	170,645
Comprehensive income attributable to non-controlling interest, net of tax	(7,732)	(16,580)	(21,837)
Comprehensive income	$16,907	$110,681	$148,808

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Shareholders' Equity
(Dollars in thousands, except share amounts)

	Class A Common Shares		Class B Common Shares		Common Shares				Accumulated Other Comprehensive (Loss) Income
	Shares*	Amount*	Shares*	Amount*	Shares	Amount	Additional Paid-in Capital	Accumulated Earnings	Cash Flow Hedges	Foreign Currency Translation	Total	Non-Controlling interest	Total Equity
Balance at January 1, 2014	35,208,444	$440	4,800,000	$60	—	$—	$156,852	$998,846	$—	$(2,599)	$(2,599)	$207,376	$1,360,975
Issuance of common shares	13,171	—	—	—	—	—	—	—	—	—	—	—	—
Share based compensation	—	—	—	—	—	—	18,686	—	—	—	—	—	18,686
Net income	—	—	—	—	—	—	—	149,467	—	—	—	21,837	171,304
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(659)	(659)	—	(659)
Purchase of non-controlling interest	—	—	—	—	—	—	67	—	—	—	—	(137)	(70)
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(38,225)	(38,225)
Common shares dividends declared	—	—	—	—	—	—	—	(215,000)	—	—	—	—	(215,000)
Balance at December 31, 2014	35,221,615	$440	4,800,000	$60	—	$—	$175,605	$933,313	$—	$(3,258)	$(3,258)	$190,851	$1,297,011
Issuance of common shares	406,970	5	—	—	—	—	(5)	—	—	—	—	—	—
Share based compensation	—	—	—	—	—	—	12,048	—	—	—	—	—	12,048
Share repurchase to settle shareholder tax obligations	—	—	—	—	—	—	(5,388)	—	—	—	—	—	(5,388)
Liability classified service-based share options	—	—	—	—	—	—	(6,172)	—	—	—	—	—	(6,172)
Net income	—	—	—	—	—	—	—	111,089	—	—	—	16,580	127,669
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(408)	(408)	—	(408)
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(46,927)	(46,927)
Balance at December 31, 2015	35,628,585	$445	4,800,000	$60	—	$—	$176,088	$1,044,402	$—	$(3,666)	$(3,666)	$160,504	$1,377,833
Issuance of common shares	140,237	2	—	—	465,097	5	(2)	—	—	—	—	—	5
Share based compensation	—	—	—	—	—	—	5,399	—	—	—	—	—	5,399
Adjustment to fair market value classified service-based options	—	—	—	—	—	—	(907)	—	—	—	—	—	(907)
Settlement of liability classified service-based share options	517,912	5	—	—	—	—	7,075	—	—	—	—	—	7,080
Share repurchase to settle shareholder tax obligations	(232,715)	(2)	—	—	(14,290)	—	(3,175)	(216)	—	—	—	—	(3,393)
Redemption / Cancellation of common shares	(32,536)	—	—	—	(230,857)	(3)	(4,014)	—	—	—	—	—	(4,017)
Net (loss)	—	—	—	—	—	—	—	(13,517)	—	—	—	7,732	(5,785)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(758)	(758)	—	(758)
Issuance and conversion of Triton shares due to Merger	(36,021,483)	(450)	(4,800,000)	(60)	74,156,075	742	509,954	—	—	—	—	—	510,186
Change in fair value-cash flow hedges, net of income tax effect of $16,512	—	—	—	—	—	—	—	—	30,405	—	30,405	—	30,405
Reclassification of realized loss on interest rate swap agreements	—	—	—	—	—	—	—	—	777	—	777	—	777
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(24,732)	(24,732)
Common shares dividends declared	—	—	—	—	—	—	—	(85,356)	—	—	—	—	(85,356)
Balance at December 31, 2016	—	$—	—	$—	74,376,025	$744	$690,418	$945,313	$31,182	$(4,424)	$26,758	$143,504	$1,806,737
* As a result of the Merger transaction completed on July 12, 2016, all Class A and B common shares held by TCIL shareholders were exchanged for Triton common shares at an 0.80 ratio, and therefore, the historical number of shares, options, and per share amounts were retroactively adjusted.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Cash flows from operating activities:
Net (loss) income	$(5,785)	$127,669	$171,304
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	392,592	300,470	258,489
Amortization and write-off of deferred financing costs and other debt related amortization	6,075	6,844	13,938
Amortization of lease intangible	55,484	—	—
Net loss (gain) on sale of leasing equipment	20,347	(2,013)	(31,616)
Unrealized (gain) loss on derivative instruments, net	(4,405)	2,240	3,798
Deferred income taxes	(809)	3,353	4,134
Share compensation charge	5,399	12,048	18,686
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Net equipment sold for resale activity	4,031	—	—
Accounts receivable	10,111	5,494	131
Accounts payable and other accrued expenses	10,694	(2,768)	(2,885)
Other assets	(9,509)	(2,814)	(2,548)
Cash payments on termination of derivative instruments	(37)	(1,219)	(1,057)
Net cash provided by operating activities	484,188	449,304	432,374
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(629,332)	(398,799)	(809,446)
Proceeds from sale of equipment, net of selling costs	145,572	171,719	195,282
Cash collections on finance lease receivables, net of income earned	38,650	14,178	14,660
Cash and cash equivalents acquired	50,349	—	—
Other	(685)	(2,819)	(3,182)
Net cash (used in) investing activities	(395,446)	(215,721)	(602,686)
Cash flows from financing activities:
Redemption of common shares	(7,410)	—	—
Financing fees paid under debt facilities	(6,554)	(2,972)	(4,845)
Borrowings under debt facilities and proceeds under capital lease obligations	661,971	685,500	1,622,075
Payments under debt facilities and capital lease obligations	(602,152)	(886,979)	(1,209,377)
Decrease in restricted cash	31,396	8,877	17,268
Purchase of non-controlling interest	—	—	(70)
Distributions to non-controlling interest	(24,732)	(46,927)	(38,225)
Common stock dividends paid	(84,752)	—	(215,000)
Net cash (used in) provided by financing activities	(32,233)	(242,501)	171,826
Net increase (decrease) in unrestricted cash and cash equivalents	$56,509	$(8,918)	$1,514
Cash and cash equivalents, beginning of period	56,689	65,607	64,093
Cash and cash equivalents, end of period	$113,198	$56,689	$65,607
Supplemental disclosures:
Interest paid	$181,559	$131,749	$132,214
Income taxes paid	$309	$1,477	$1,552
Supplemental non-cash investing activities:
Equipment purchases payable	$83,567	$12,128	$109,949
Shares issued to acquire TAL	$510,186	$—	$—
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of the Business and Basis of Presentation
Description of the Business and Basis of Presentation
On July 12, 2016, Triton Container International Limited ("TCIL") and TAL International Group, Inc. ("TAL") combined in an all-stock merger (the "Merger"). Under the terms of the transaction agreement, TCIL and TAL combined under a newly formed company, Triton International Limited ("Triton" or the "Company"). Immediately following the completion of the Merger, former TCIL shareholders owned approximately 55% of the outstanding equity of the Company and former TAL stockholders owned approximately 45% of the outstanding equity of the Company.
The consolidated financial statements of Triton presented herein represent the historical financial statements of TCIL, the accounting acquirer, and include the results of operations of TAL after July 12, 2016, the date of the completion of the Merger. The consolidated financial statements include the accounts of the Company and its subsidiaries. Certain reclassifications have been made to the accompanying prior period financial statements and notes to conform to the current year's presentation.
Triton, through its subsidiaries, leases intermodal transportation equipment, primarily maritime containers, and provides maritime container management services through a worldwide network of service subsidiaries, third-party depots and other facilities. The majority of Triton’s business is derived from leasing its containers to shipping line customers through a variety of long-term and short-term contractual lease arrangements. Triton also sells its own containers and containers purchased from third parties and operates and manages containers pursuant to agreements with third party container owners. These agreements govern the operations and management of the containers and allocation of the proceeds therefrom. The Company's registered office is located at 22 Victoria Street, Hamilton HM12, Bermuda.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and subsidiaries in which it has a controlling interest.

The Company has a controlling interest in Triton Container Investments LLC, (“TCI”) and TCI’s wholly owned subsidiaries, Triton Container Finance IV LLC, (“TCF-IV”). TCI is not considered a variable interest entity because i) TCI’s total equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support; ii) the non-Company investors (the “TCI investors”) lack the characteristics of a controlling financial interest; iii) the voting rights of the TCI investors are not disproportional; and iv) substantially all of TCI’s activities are not conducted on behalf of an investor who has disproportionately few voting rights. TCI is consolidated into the Company because TCIL, one of the Company’s wholly owned subsidiaries contributed more than 50% of TCI’s consolidated members’ capital and controls TCI’s operations as its manager. While TCIL as manager is limited by the Operating Agreement and cannot take certain actions that are inconsistent with the purpose of TCI or actions including acquiring equity or debt securities, selling or disposing of a material portion of TCI’s property in a single transaction, making capital expenditures in excess of  $1 million, other than the purchase of new containers, and causing TCI to institute a proceeding seeking liquidation, the TCI investors do not have the substantive ability to dissolve TCI or otherwise remove TCIL as manager without cause and do not have substantive participating rights.

Non-controlling interests included in the Company’s consolidated financial statements are comprised of (i) the amount of the initial investment made by the TCI investors, plus or minus (ii) the profits and/or losses allocated to the TCI investors pursuant to the terms of TCI’s limited liability company operating agreement (the “Operating Agreement”), plus or minus (iii) additional cash contributions made by and/or cash distributions received by the TCI investors. The income allocated to the TCI investors is determined based on a formula contained in the Operating Agreement and amounts allocated to non-controlling interests will vary based on the operating performance of the containers and the sale proceeds from the containers once the containers are retired from the fleet. Consolidated income tax expense is calculated based upon income attributable to the Company and, accordingly excludes income tax on the income attributable to the TCI investors, which is the responsibility of the owners of such interests. The Company held membership interests in TCI representing 53.4% and 51.7% of TCI’s total members’ capital as of December 31, 2016 and 2015, respectively.

The equity method of accounting is applied when the Company does not have a controlling interest in an entity but exerts significant influence over the entity. All significant intercompany balances and transactions have been eliminated in consolidation.
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of all cash balances and highly liquid investments having original maturities of three months or less at the time of purchase.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)
Allowance for Doubtful Accounts
The Company's allowance for doubtful accounts is provided based upon a review of the collectibility of its receivables. This review is based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts, and economic conditions. Generally, the Company does not require collateral on accounts receivable balances. An account is considered past due when a payment has not been received in accordance with the contractual terms. Changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. The allowance for doubtful accounts is intended to provide for losses in the receivables, and requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things. The Company believes its allowance for doubtful accounts is adequate to provide for credit losses inherent in its existing receivables.
When a customer becomes insolvent, the Company evaluates the collectibility of receivables, and provides an allowance for amounts deemed to be uncollectible and also assesses the recoverability of the on-lease containers and associated recovery costs. To the extent amounts are expected to be recoverable from insurance policies, the Company records a receivable based on amounts incurred not to exceed insurance limits. A loss would be recorded if expected recoveries are less than book value of the containers. Any amounts expected to be recovered for lost revenue are not recorded until received from insurance carriers.
On August 31, 2016, Hanjin Shipping Co. ("Hanjin"), a lessee of the Company, filed for court protection and immediately began a liquidation process. At that time, we had approximately 87,000 container units on lease to Hanjin with a net book value of $243.3 million.

The Company maintains credit insurance to cover the value of such containers that are unrecoverable, costs incurred to recover containers and a portion of lost lease revenue, (limited up to six months or until a container is recovered, repaired, and available for re-lease) all subject to a deductible. In connection with the Hanjin bankruptcy, the Company has recorded a charge of $29.7 million during the third quarter ended September 30, 2016 comprised of bad debt expense and a charge for costs not expected to be recovered due to deductible limits. Upon the announcement of the Hanjin bankruptcy, the Company ceased recognizing revenue from the customer which amounted to $15.9 million during the year ended December 31, 2016. A portion of this lost revenue has been applied towards the deductible under the policies. The Company has recorded a receivable under its insurance policies of approximately $17.2 million since the deductible has been achieved. At the present time, the Company believes the anticipated losses as a result of Hanjin will be recoverable under the insurance policies, subject to the deductible limits.
The Company estimates that a large portion of its equipment will ultimately be recovered, and this estimate has been considered into the estimated loss described above.
Concentration of Credit Risk
The Company's equipment lease and trade receivables subject it to potential credit risk. The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis. The Company's largest customer is CMA CGM, which accounted for 17% of the Company's lease billings and 23% of the accounts receivable in 2016 and its second largest customer, Mediterranean Shipping Company, accounted for 15% of lease billings and 7% of the accounts receivable in 2016. Mediterranean Shipping Company accounted for 17% and 16% of the Company's leasing revenues in 2015 and 2014, respectively.

Intangible assets

Intangible assets with finite useful lives such as acquired lease intangibles and customer relationships are initially recorded at fair value and are amortized over their respective estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We recorded no impairment charges related to intangibles during the years ended December 31, 2016, 2015 and 2014.
Net Investment in Finance Leases
The Company has entered into various rental agreements that qualify as direct financing leases or sales-type leases. These leases are usually long-term in nature, typically ranging for a period of three to ten years, and typically include an option to purchase the equipment at the end of the lease term at a bargain purchase price. At the inception of a direct financing lease or a sales-type lease, a net investment is recorded based on the gross investment (representing the total future minimum lease payments due under the lease plus the estimated residual value), net of unearned income.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)
For a direct financing lease, unearned income represents the excess of the gross investment over the net book value of the leased equipment at lease inception. For a sales-type lease, unearned income represents the excess of the gross investment over the fair value of the leased equipment (calculated as the present value of both the total future minimum lease payments due under the lease and the estimated residual value) at lease inception.

At the inception of a sales-type lease, gain (loss) is defined as the difference between (i) the net investment in the lease and (ii) the net book value of the subject containers on the Company’s books at the commencement of the lease.
Leasing Equipment
In general, the Company purchases new equipment from equipment manufacturers for the purpose of leasing such equipment to customers. The Company also purchases used equipment with the intention of selling such equipment in one or more years from the date of purchase. Used units are typically purchased with an existing lease in place or were previously owned by one of Triton's third party owner investors.
Leasing equipment is recorded at cost and depreciated to an estimated residual value on a straight-line basis over their estimated useful lives. Capitalized costs for new container rental equipment generally include the manufactured cost of the container, inspection, delivery, and associated costs incurred in moving the container from the manufacturer to the initial on-hire location of such container. Repair and maintenance costs that do not extend the lives of the container rental equipment are charged to direct operating expenses at the time the costs are incurred.
The estimated useful lives and residual values of the Company's leasing equipment are based on historical disposal experience and the Company's expectations for future used container sale prices. The Company reviews its depreciation policies on a regular basis to determine whether changes have taken place that would suggest that a change in its depreciation policies, useful lives of its equipment or the assigned residual values is warranted.
Effective October 1, 2015, after conducting its regular depreciation policy review during the fourth quarter, the Company reduced the estimated residual values for 40-foot dry containers from $1,300 to $1,200 and for 40-foot high cube dry containers from $1,700 to $1,400. In addition, the Company revised the useful life estimates for its 20-foot dry containers, 40-foot dry containers and 40-foot high cube dry containers from 12 years to 13 years effective October 1, 2015. Depreciation expense would have been lower by $1.8 million (and $0.05 per diluted share) during the year ended December 31, 2015, had the Company not made these changes in estimates.

The estimated useful lives and residual values for each major equipment type for the periods as indicated below were as follows:

	January 1, 2015 to September 30, 2015		October 1, 2015 to December 31, 2016
Equipment Type	Depreciable Life	Residual Value	Depreciable Life	Residual Value
Dry containers
20-foot dry container	12 years	$1,000	13 years	$1,000
40-foot dry container	12 years	$1,300	13 years	$1,200
40-foot high cube dry container	12 years	$1,700	13 years	$1,400
Refrigerated containers
20-foot refrigerated container	12 years	$2,250	12 years	$2,250 to $2,500
40-foot high cube refrigerated container	12 years	$3,250	12 years	$3,250 to $3,500
Special containers
40-foot flat rack container	12 years	$3,000	12 to 14 years	$1,500 to $3,000
40-foot open top container	12 years	$2,500	12 to 14 years	$2,300 to $2,500
Tank containers	N/A	N/A	20 years	$3,000
Chassis	N/A	N/A	20 years	$1,200
Depreciation on leasing equipment starts on the date of initial on-hire.
For leasing equipment acquired through sale-leaseback transactions, the Company adjusts its estimates for remaining useful life and residual values based on current conditions in the sale market for older containers and the Company's expectations for how long the equipment will remain on-hire to the current lessee.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)
The net book value of the Company's leasing equipment by equipment type as of the dates indicated was (in thousands):

	December 31, 2016	December 31, 2015
Dry container units	$4,839,648	$2,743,150
Refrigerated container units	2,037,952	1,497,100
Special container units	265,666	121,793
Tank container units	107,933	—
Chassis	119,320	—
Total	$7,370,519	$4,362,043
Included in the amounts above are units not on lease at December 31, 2016 and 2015 with a total net book value of $524.9 million and $319.3 million, respectively. Amortization on equipment purchased under capital lease obligations is included in depreciation and amortization expense in the consolidated statements of operations.
Valuation of long-lived assets - leasing equipment

The carrying value of leasing equipment is reviewed for impairment whenever changes in circumstances indicate that the carrying amounts may not be recoverable. If indicators of impairment are present, a determination is made as to whether the carrying value of Triton's fleet exceeds its estimated future undiscounted cash flows. Key indicators of impairment on leasing equipment include, among other factors, a sustained decrease in operating profitability, a sustained decrease in utilization, or indications of technological obsolescence. The Company evaluated these indicators in its annual 2016 impairment analysis and concluded that there was no impairment on the leasing equipment fleet.
When testing for impairment, leasing equipment is generally grouped by equipment type, and is tested separately from other groups of assets and liabilities. Some of the significant estimates and assumptions used to determine future undiscounted cash flows and the measurement for impairment are the remaining useful life, expected utilization, expected future lease rates and expected disposal prices of the equipment. The Company considers the assumptions on expected utilization and the remaining useful life to have the greatest impact on its estimate of future undiscounted cash flows. These estimates are principally based on the Company's historical experience and management's judgment of market conditions. An impairment charge is taken when the carrying amount of the leasing equipment asset group exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the equipment.

For the years ended December 31, 2016 and 2015, the Company recorded $13.1 million and $7.2 million, respectively, of impairment charges to depreciation expense related to leasing equipment that was not expected to be re-leased. There were no impairment charges for the year ended December 31, 2014.
Equipment Held for Sale
When leasing equipment is returned off lease, the Company makes a determination of whether to repair and re-lease the equipment or sell the equipment. At the time the Company determines that equipment will be sold, it reclassifies the appropriate amounts previously recorded as leasing equipment to equipment held for sale. In accordance with FASB Accounting Standards Codification No. 360, Property, Plant and Equipment ("ASC 360"), equipment held for sale is carried at the lower of its estimated fair value, based on current transactions, less costs to sell, or carrying value; depreciation on such assets is halted and disposals generally occur within 90 days. Subsequent changes to the fair value of those assets, either increases or decreases, are recorded as adjustments to the carrying value of the equipment held for sale; however, any such adjustments may not exceed the respective equipment's carrying value at the time it was initially classified as held for sale. Initial write downs of assets held for sale are recorded as an impairment charge and are included in net gain or loss on sale of leasing equipment. Realized gains and losses resulting from the sale of equipment held for sale are recorded as net gain or loss on sale of leasing equipment, and cash flows associated with the disposal of equipment held for sale are classified as cash flows from investing activities. Subsequent to the completion of the Merger, Triton management committed to a plan to sell certain idle equipment and therefore, the carrying value of this group of equipment was re-classified to assets for sale.
Triton acquired the Equipment trading segment as part of the Merger on July 12, 2016 and had no such reporting segment prior to that time. Equipment purchased for resale and included in the Equipment Trading Segment is reported as equipment held for sale when the time frame between when equipment is purchased and when it is sold is expected to be short, less than one year.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)
During the years ended December 31, 2016, 2015, and 2014, the Company recorded the following net losses or gains on sale of leasing equipment held for sale in the consolidated statements of operations:

(in thousands)	2016	2015	2014
Impairment (loss) on equipment held for sale	$(19,399)	$—	$—
(Loss) gain on sale of equipment-net of selling costs	(948)	2,013	31,616
Net (loss) gain on sale of leasing equipment	$(20,347)	$2,013	$31,616

Property, Furniture and Equipment

Costs of major additions of property, furniture, equipment and improvements are capitalized and are included in other assets on the consolidated balance sheets. The original cost is depreciated on a straight-line basis over the estimated useful lives of such property, furniture and equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the leased assets. Other fixed assets, which consist primarily of computer software and hardware, are recorded at cost and amortized on a straight-line basis over their respective estimated useful lives, which range from three to seven years. Expenditures for maintenance and repairs are expensed as they are incurred.

Allocation of Acquisition Purchase Price to Assets Acquired and Liabilities Assumed

The Company has accounted for the Merger described above under the acquisition method of accounting in accordance with the FASB Accounting Standards Topic No. 805, Business Combinations (“ASC No. 805”). TCIL has been treated as the acquirer in the Merger for accounting purposes. In making the determination of the accounting acquirer, TCIL considered all pertinent information and facts related to the combined entity as identified by ASC No. 805-10-55-12 to 15, which included relative voting rights, presence of a large minority interest, composition of the Board of Directors and senior management, terms of the exchange of equity interests, and relative size. In the aggregate, it was concluded that factors such as the former TCIL shareholders’ 55% voting rights in the combined entity, after considering certain voting limitations, the presence of a large minority voting interest concentrated within the former Company TCIL shareholders and the relative size of TCIL in relation to TAL, indicated that TCIL should be the accounting acquirer.
Triton has finalized its allocation of the purchase price to the fair value of the TAL assets acquired and liabilities assumed. The purchase price allocation has been developed based on estimates of fair value using the historical financial statements of TAL as of July 12, 2016. In addition, the allocation of the purchase price to acquired tangible and intangible assets is based on fair value estimates and with the assistance of third-party valuation advisers.
Goodwill
The Company accounts for goodwill in accordance with FASB Accounting Standards Codification No. 350, Intangibles—Goodwill and Other ("ASC 350"). ASC 350 requires goodwill and other intangible assets with indefinite lives to be reviewed for impairment annually, or more frequently if circumstances indicate a possible impairment. In connection with the acquisition of TAL that occurred in 2016, the Company recorded $236.7 million of goodwill. Management determined that subsequent to the acquisition of TAL, the Company has two reporting units, Equipment leasing and Equipment trading, and allocated $220.9 million and $15.8 million, respectively, to each reporting unit. The Company has elected to bypass the qualitative approach permitted under ASC 350 for testing goodwill for impairment, but may elect to perform the qualitative approach to test goodwill for impairment in future periods.
Under the two step approach, the estimated fair value of the reporting unit is first compared with its carrying value (including goodwill). If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the estimated fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in acquisition accounting. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)
The annual impairment test is conducted by comparing the reporting unit's carrying amount to its fair value. If the carrying value of the entity exceeds its fair value, then a second step would be performed that compares the implied fair value of goodwill with the carrying amount. The determination of the implied fair value of goodwill requires management to allocate the estimated fair value of the reporting units to its assets and liabilities in a manner similar. Any excess fair value represents the implied fair value of goodwill. To the extent that the carrying amount of goodwill exceeds its implied fair value, an impairment loss would be recorded.
Fair value of the reporting unit under the two-step assessment is determined using a combination of discounted cash flow approach and a market capitalization approach, inclusive of an estimated control premium. The key assumptions applied to the cash flow projections were discount rates, new container prices, near-term revenue growth rates, and perpetual growth rates. These assumptions contemplated business, market and overall economic conditions. Based on the results of this testing, the Company determined that the fair value of each of its reporting units exceeded its respective carrying amount and that no impairment of goodwill existed.
Fair Value Measurements
The Company believes that the carrying amounts of its cash and cash equivalents, accounts receivable, equipment purchases payable, and accounts payable approximated their fair value as of December 31, 2016 and December 31, 2015.
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
The Company does not measure debt, net of unamortized deferred financing costs at fair value in its consolidated balance sheets. The fair value, which was measured using Level 2 inputs, and the carrying value of the Company's debt are listed in the table below as of December 31, 2016 and December 31, 2015 (in thousands).

	December 31, 2016	December 31, 2015
Liabilities
Total Debt(1) - carrying value	$6,373,448	$3,185,927
Total Debt(1) - estimated fair value	$6,316,229	$3,256,284
_______________________________________________________________________________
(1) Excludes unamortized deferred financing costs of $20.0 million and $19.0 million as of December 31, 2016 and December 31, 2015, respectively.
We determine fair value of Equipment held for sale, by reference to recent sales prices and other factors. An impairment charge is recorded when the carrying value of the asset exceeds its fair value. The following table summarizes the Company’s assets measured at fair value on a non-recurring basis which was measured using Level 2 inputs as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Assets
Equipment held for sale - assets at fair value	$41,067	$—
Impairment (loss) on equipment held for sale	$(19,399)	$—
For the fair value of derivatives, refer to Note 6 - "Derivative Instruments".

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)
Revenue Recognition
Operating Leases with Customers
The Company enters into long-term leases and service leases with ocean carriers, principally as lessor in operating leases, for marine cargo equipment. Long-term leases provide Triton's customers with specified equipment for a specified term. The Company's leasing revenues are based upon the number of equipment units leased, the applicable per diem rate and the length of the lease. Long-term leases typically have initial contractual terms ranging from three to eight years. Revenues are recognized on a straight-line basis over the life of the respective lease. Advance billings are deferred and recognized in the period earned. Service leases do not specify the exact number of equipment units to be leased or the term that each unit will remain on-hire, but allow the lessee to pick-up and drop-off units at various locations specified in the lease agreement. Under a service lease, rental revenue is based on the number of equipment units on-hire for a given period. Revenue for customers considered to be non-performing is deferred and recognized when the amounts are received.
In accordance with FASB Accounting Standards Codification No. 605, Revenue Recognition ("ASC 605"), the Company recognizes billings to customers for damages and certain other operating costs as leasing revenue as it is earned based on the terms of the contractual agreements with the customer. As principal, the Company is responsible for fulfillment of the services, supplier selection and service specifications, and has ultimate responsibility to pay the supplier for the services whether or not it collects the amount billed to the lessee.
Finance Leases with Customers
The Company enters into finance leases as lessor for some of the equipment in its fleet. The net investment in finance leases represents the receivables due from lessees, net of unearned income and amounts previously billed, which are included in accounts receivable. Unearned income is recognized on a level yield basis over the lease term and is recorded as leasing revenue. Finance leases are usually long-term in nature and typically include an option to purchase the equipment at the end of the lease term for an amount determined to be a bargain.
Equipment Trading Revenues and Expenses
Equipment trading revenues represent the proceeds from the sale of equipment purchased for resale and are recognized as units are sold and delivered to the customer. The related expenses represent the cost of equipment sold as well as other selling costs that are recognized as incurred and are reflected as equipment trading expenses in the consolidated statements of operations.
Direct Operating Expenses
Direct operating expenses are directly related to the Company's equipment under and available for lease. These expenses primarily consist of the Company's costs to repair and maintain the equipment, to reposition the equipment and to store the equipment when it is not on lease. These costs are recognized when incurred. Certain positioning costs may be capitalized when incurred to place new equipment on an initial lease.
Deferred Financing Costs

Deferred financing costs represent the fees incurred in connection with debt obligation arrangements. These costs are capitalized and amortized using the effective interest method or on a straight-line basis over the term of the related obligation, depending on the type of debt obligation to which they relate. Unamortized deferred financing costs are written off when the related debt obligations are refinanced or extinguished prior to maturity.
Derivative Instruments
The Company uses derivatives in the management of its interest rate exposure on its long-term borrowings. The Company accounts for derivative instruments in accordance with FASB Accounting Standards Codification No. 815, Derivatives and Hedging ("ASC 815"). ASC 815 requires that all derivative instruments be recorded on the balance sheet at their fair value and establishes criteria for both the designation and effectiveness of hedging activities.
The Company has entered into interest rate swap agreements with certain financial institutions. The interest rate swap agreements require the Company to make payments to counterparties at fixed rates in return for receipts based upon variable rates indexed to the London Interbank Offered Rate (“LIBOR”) or payments to counterparties at variable rates in return for receipts based upon fixed rates.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

There are derivative instruments which are designated and non-designated for hedge accounting. The fair value of the derivative instruments was measured at each balance sheet date and is reflected on a gross basis on the consolidated balance sheets. The change in fair value of the derivative instruments which are designated is recorded on the consolidated balance sheets in accumulated other comprehensive income (loss) and are re-classified to interest expense when realized. The change in fair value of the derivative instruments which are non-designated is recorded on the consolidated statements of operations as unrealized loss (gain) on derivative instruments, net and are reclassified to realized loss (gain) on derivative instruments when realized.

The Company has entered into interest rate cap agreements with certain financial institutions. The interest rate cap agreements require the Company to make payments to counterparties upon entering into the agreements. Future payments will be made by the counterparties only if the applicable interest rate exceeds the strike rate.
Income Taxes
Income taxes are accounted for under the asset and liability method in accordance with ASC 740, which requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax basis and financial reporting basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any change in the tax rate which has an effect on deferred tax assets and liabilities is recognized as an increase or decrease to income in the period that includes the enactment date of the law that resulted in the change in tax rate.

The Company recognizes the effect of income tax positions which are more likely than not of being sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. If the effect of an income tax position is recognized, a tax benefit is then measured based upon the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution of the income tax position. The full impact of any change in recognition or measurement is reflected in the period in which such change occurs. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense.
Foreign Currency Translation and Remeasurement
The net assets and operations of foreign subsidiaries included in the consolidated financial statements are attributable primarily to the Company's U.K. subsidiary. The accounts of this subsidiary have been converted at rates of exchange in effect at year end as to balance sheet accounts and at the weighted average of exchange rates for the year as to statements of operations accounts. The effects of changes in exchange rates in translating foreign subsidiaries' financial statements are included in shareholders' equity as accumulated other comprehensive (loss) income.
The Company also has certain cash accounts, certain finance lease receivables and certain obligations that are denominated in currencies other than the Company's functional currency. These assets and liabilities are generally denominated in Euros or British Pounds, and are remeasured at each balance sheet date at the exchange rates in effect as of those dates. The impact of changes in exchange rates on the remeasurement of assets and liabilities are included in administrative expenses.
Share-based Compensation
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
Earnings Per Share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common shares were exercised or converted into common shares, utilizing the treasury share method.
There were 169,403, 65,237, and 82,269 anti-dilutive restricted common shares and options to purchase common shares excluded from the calculations of weighted average shares outstanding for diluted earnings per share for the years ended December 31, 2016, 2015, and 2014, respectively.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

Segment Reporting
The Company conducts its business activities in one industry, intermodal transportation equipment, and has two reporting segments, Equipment leasing and Equipment trading. The Company also segregates total equipment leasing revenues and total equipment trading revenues by geographic location based upon the primary domicile of the Company’s customers.
Prior to the Merger on July 12, 2016, the Company had only one segment, the Equipment Leasing segment. As a result of the Merger, the Equipment Trading segment was acquired.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reporting period and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates include the Company's estimates in connection with purchase accounting, residual value, depreciable lives, values of assets held for sale, the allowance for doubtful accounts, and estimates related to the bankruptcy of a lessee (including amounts for recoveries under insurance policies as described below) among others. Actual results could differ from those estimates.
Recently Issued Accounting Pronouncements
In August 2014, the FASB issued Accounting Standards Update No. 2014-15 ("ASU No. 2014-15"), Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This standard requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued and to disclose those conditions if management has concluded that substantial doubt exists. Subsequent to adoption, this guidance will need to be applied by management at the end of each annual period and interim period therein to determine what, if any, impact there will be on the Consolidated Financial Statements in a given reporting period. These changes became effective for the Company for the 2016 annual period. Management has determined that the adoption of these changes did not have an impact on the Consolidated Financial Statements as this standard is disclosure only.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 ("ASU No. 2016-02"), Leases (Topic 842) that replaces existing lease accounting guidance. Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

•	A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and

•	A right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term.

The accounting that will be applied by lessors under ASC 842 is largely unchanged from previous GAAP. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and ASC 606, Revenue from Contracts with Customers. The new lease guidance will become effective for the Company for periods beginning after December 15, 2018. The Company is currently evaluating the effect the guidance will have on the Consolidated Financial Statements, but does not expect any material impact to its Consolidated Financial Statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-08 ("ASU No. 2016-08"), Revenue from Contracts with Customers (Topic 606), amending previous updates regarding this topic. Leasing revenue recognition is specifically excluded from this ASU, and therefore, the new standard will only apply to Equipment Trading revenues and sales of leasing equipment. As the majority of our sales contracts are for containers and do not contain multiple elements we expect the impact to be minimal. The effective date is interim periods beginning after December 15, 2017. Earlier application is permitted. The Company is evaluating the transition method that will be elected and the potential effects of adopting the provisions of ASU No. 2016-08.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

In March 2016, the FASB issued Accounting Standards Update No. ASU No. 2016-09 ("ASU No. 2016-09") Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. The guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2016, and early adoption is permitted. Different components of the guidance require prospective, retrospective and/or modified retrospective adoption. We expect to adopt this guidance when effective, and do not expect the guidance to have a significant impact on our financial statements.

In June 2016, the FASB issued Accounting Standards Update No. ASU 2016-13 ("ASU No. 2016-13") Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. The guidance affects trade receivables and net investments in leases. The guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectibility. The new guidance will be effective for fiscal years and interim periods beginning after December 15, 2019 and early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Different components of the guidance require modified retrospective and/or prospective adoption. We are currently assessing whether we will early adopt, and the impact on our financial statements is not currently estimable.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15 ("ASU No. 2016-15"), Statement of Cash Flows (Topic 230): Classification of Certain Receipts and Cash Payments. The updated amendment provides guidance as to where certain cash flow items are presented, including debt prepayment or debt extinguishment costs and proceeds from the settlement of insurance claims. The update to the standard is effective for the Company for periods beginning after December 15, 2017. The Company is currently evaluating the effect the guidance will have on the Consolidated Financial Statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18 ("ASU No. 2016-18"), Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The update to the standard is effective for the Company for periods beginning after December 15, 2017. The Company is currently evaluating the effect the guidance will have on the Consolidated Financial Statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04 ("ASU No. 2017-04"), Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The Board eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The update to the standard is effective for the Company for periods beginning after December 15, 2019. The Company is currently evaluating the effect the guidance will have on the Consolidated Financial Statements.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Business Combination
On November 9, 2015, TCIL and TAL announced that they entered into a definitive agreement, under which the companies agreed to combine in an all-stock merger, pursuant to the Transaction Agreement, dated as of November 9, 2015 (the "Transaction Agreement"), by and among TAL, Triton International Limited ("Triton" or the "Company"), TCIL, Ocean Delaware Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of Triton, and Ocean Bermuda Sub Limited, a Bermuda exempted company and direct wholly owned subsidiary of Triton. On July 12, 2016, the transactions contemplated by the Transaction Agreement (the "Merger") were approved by the stockholders of TAL and became effective. Immediately following the completion of the Merger, former TCIL shareholders owned approximately 55% of the outstanding equity of the Company and former TAL stockholders owned approximately 45% of the outstanding equity of the Company.
The Company has accounted for the Merger described above under the acquisition method of accounting in accordance with the FASB Accounting Standards Topic No. 805, Business Combinations (“ASC No. 805”). TCIL has been treated as the acquirer in the Merger for accounting purposes. In making the determination of the accounting acquirer, the Company considered all pertinent information and facts related to the combined entity as identified by ASC No. 805-10-55-12 to 15, which included relative voting rights, presence of a large minority interest, composition of the Board of Directors and senior management, terms of the exchange of equity interests, and relative size. In the aggregate, it was concluded that factors, such as the former TCIL shareholders’ 55% voting rights in the combined entity, after considering certain voting limitations, the presence of a large minority voting interest concentrated within the former Company TCIL shareholders and the relative size of TCIL in relation to TAL, indicated that TCIL should be the accounting acquirer.
The consideration for the transaction was paid in common shares of Triton. TAL stockholders received one common share of Triton in exchange for each share of TAL common stock, or approximately 33.4 million common shares. TCIL shareholders received approximately 0.80 common shares, or approximately 40.8 million of Triton common shares for each of TCIL's common shares. The fair value of the consideration, or the purchase price in the following purchase price allocation is approximately $510.2 million. This amount was derived based on the fair value of the shares issued to former TAL stockholders on the closing date of July 12, 2016 when the closing stock price was $15.28 per share.
Triton has finalized the allocation of the purchase price to the fair value of the TAL assets acquired and liabilities assumed. The purchase price allocation presented below has been developed based on management analysis and with the assistance of third-party valuation advisers using valuation techniques as appropriate. During the quarter ended December 31, 2016, the Company reduced the preliminary goodwill recorded by $25.3 million and also reduced deferred tax assets by a similar amount in connection with the finalization of the purchase price allocation.
The residual amount of the purchase price after the allocation to identifiable intangibles has been allocated to goodwill.

Net assets acquired:	(in thousands)
Cash and cash equivalents	$50,349
Restricted cash	59,115
Accounts receivable, net	75,846
Leasing equipment	3,052,693
Net investment in finance leases	159,885
Equipment held for sale	80,655
Goodwill	236,665
Other assets	32,084
Intangible assets	302,757
Accounts payable and other accrued expenses	(63,858)
Derivative instruments	(64,206)
Equipment purchases payable	(10,071)
Deferred income tax liability	(280,610)
Debt	(3,121,118)
Total consideration	$510,186

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Business Combination (continued)
The purchase price allocation to intangible assets acquired was:

Intangible assets	(in thousands)
Above market lease intangibles	$298,457
Customer intangibles	4,300
Total intangible assets	$302,757
The estimated intangible assets are comprised of a lease intangible for leases acquired with lease rates that are above market and a customer intangible related to the chassis and tank containers lease market acquired. The estimated useful lives of 3.2 years for the lease intangibles and 3.0 years for customer intangibles are consistent with the expected benefit period of these intangible assets.

The following table represents the intangible assets amortization as of December 31, 2016 (in thousands):

Years ending December 31,	Above market lease intangibles	Customer intangibles	Total intangible assets
2017	$88,598	$1,433	$90,031
2018	61,451	1,433	62,884
2019	36,426	758	37,184
2020	22,632	—	22,632
2021	16,652	—	16,652
2022 and thereafter	17,215	—	17,215
Total	$242,974	$3,624	$246,598
Triton incurred transaction and other costs related to the Merger which are included in "Transaction and other costs" in the Consolidated Statements of Operations. Transaction and other costs associated with the Merger for the years ended December 31, 2016 and 2015 were as follows:

(in thousands)	December 31, 2016	December 31, 2015
Employee compensation costs	$40,360	$3,520
Professional fees	14,295	2,841
Legal expenses	3,370	3,919
Other	2,412	—
Total	$60,437	$10,280
Employee compensation costs include costs to maintain and retain key employees, severance expenses, and certain stock compensation expense.
Professional fees and legal expenses include costs paid for services directly related to the closing of the Merger and include legal fees, accounting fees and transaction and advisory fees.
Pro Forma Disclosure
The following table provides the unaudited pro forma results of operations, which gives effect to the transaction as if it had occurred on January 1, 2015. The pro forma results of operations also reflects adjustments (i) to leasing revenues for the amortization of the fair value of operating lease contracts over the current market rate (ii) to amortization and depreciation expense resulting from the write-down of leasing equipment to fair value and the amortization of customer intangibles acquired and (iii) to eliminate non-recurring charges that were incurred in connection with the transactions including acquisition-related share-based compensation, transaction costs related to legal, accounting, and other advisory fees, and transaction costs related to retention and benefit costs.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Business Combination (continued)
The unaudited pro forma results do not include any anticipated synergies or other expected benefits of the Merger. The unaudited pro forma financial information presented below is not necessarily indicative of either future results of operations or results that might have been achieved had the Merger occurred as of January 1, 2015.

(in thousands)	December 31, 2016	December 31, 2015
Total leasing revenues	$1,076,753	$1,198,148
Net income attributable to shareholders	36,015	180,638

Since the date of acquisition, total leasing revenues, which is net of lease intangible amortization, include TAL's results of $203.7 million. Net loss attributable to shareholders includes TAL's results of $9.2 million.
Note 4—Restricted Cash

The balances in restricted cash as of the dates indicated below were as follows (amounts in thousands):

	December 31, 2016	December 31, 2015
Collection accounts	$1,178	$5,707
Trust accounts	18,906	13,919
Other restricted cash accounts	30,210	2,949
Total restricted cash	$50,294	$22,575

Collection accounts

The Company maintains bank accounts (collectively, the “Collection Accounts”). During any month, all proceeds from the containers owned and/or managed by the Company, including cash proceeds collected from rental and disposition invoices, are deposited into the Collection Accounts. Similarly, during any month, all expenses related to the operation of the containers are paid from the Collection Accounts. Portions of the Collection Accounts are reflected in either restricted cash or in cash and cash equivalents on the consolidated balance sheets.

Trust accounts

Pursuant to certain debt agreements, cash is transferred from the Collection Accounts to separate accounts (the “Trust Accounts”) on a monthly basis. The Trust Accounts are maintained by the Company on behalf of certain asset-backed noteholders. During the following month, the cash in the Trust Accounts is used to pay debt service and related expenses of the Company. After such payments, any remaining cash in these accounts is transferred to certain unrestricted bank accounts of the Company and is included in cash and cash equivalents on the consolidated balance sheets.

Other restricted cash accounts

Pursuant to certain asset-backed debt agreements, cash is transferred to separate accounts on a monthly basis in order to maintain an amount equal to projected interest expense for a specified number of months.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Debt
Debt consisted of the following (amounts in thousands):

	December 31, 2016	December 31, 2015
Institutional notes	$2,233,874	$2,140,857
Asset-backed securitization term notes	1,384,235	557,144
Term loan facilities	1,332,030	331,500
Asset-backed warehouse facility	660,000	—
Revolving credit facilities	708,750	142,750
Capital lease obligations	96,775	13,676
Total debt outstanding	6,415,664	3,185,927
Deferred financing costs	(19,999)	(19,024)
Unamortized fair value debt adjustment	(42,216)	—
Debt, net of unamortized deferred financing costs	$6,353,449	$3,166,903
The Company is subject to certain financial covenants under its debt agreements. None of the debt facilities of TCIL or TAL were impacted by the completion of the Merger, and therefore such agreements remain the obligations of the respective subsidiaries, and all related debt covenants are calculated at the subsidiary level. At December 31, 2016 and 2015, the Company was in compliance with all financial covenants in accordance with the terms of its debt agreements.
Pursuant to the terms of certain debt agreements, the Company is required to maintain certain restricted cash accounts. As of December 31, 2016 and 2015, the Company had restricted cash of $50.3 million and $22.6 million, respectively.

As of December 31, 2016, the Company had $3,265.3 million of total debt outstanding on facilities with fixed interest rates. These fixed rate facilities had a weighted average effective interest rate of 4.40% as of December 31, 2016, are scheduled to mature between 2017 and 2027, and had a weighted average remaining term of 4.5 years as of December 31, 2016.
As of December 31, 2016, the Company had $3,150.4 million of total debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). These floating rate facilities had a weighted average effective interest rate of 2.54% as of December 31, 2016, are scheduled to mature between 2017 and 2022, and had a weighted average remaining term of 2.9 years as of December 31, 2016. Including the impact of the Company's interest rate swaps, the weighted average effective interest rate on its floating rate facilities was 3.04% as of December 31, 2016.
The Company economically hedges the risks associated with fluctuations in interest rates on a portion of its floating rate borrowings by entering into interest rate swap agreements that convert a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of December 31, 2016, the Company had interest rate swaps in place with a net notional amount of $1,596.5 million and a weighted average remaining term of 4.8 years to fix the interest rates on a portion of its floating rate debt obligations. These interest rate swaps had a weighted average fixed leg interest rate of 1.73% as of December 31, 2016.
As of December 31, 2016, the Company had $4,861.8 million of total debt which is at fixed rates or is effectively fixed due to interest rate swap contracts. This accounts for 75.8% of total debt. These facilities had a weighted average remaining term of 4.6 years. Overall, the Company had a weighted average effective interest rate of 3.73% as of December 31, 2016, including the impact of the swap contracts.
Institutional Notes

In accordance with the institutional note agreements, interest payments on the Company's institutional notes are due monthly or semi-annually. Institutional note maturities typically range from 7 - 12 years, with level principal payments due annually following an interest-only period. The Company's institutional notes are pre-payable (in whole or in part) at the Company's option at any time, subject to certain provisions in the note agreements, including the payment of a make-whole premium in respect to such prepayment. Advance rates under the institutional notes range from 83% to 85%.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Debt (continued)
TCIL's institutional notes are secured by the assets of TCIL on a pari passu basis with the TCIL Revolver and the TCIL Term Loan.

Asset-Backed Securitization Term Notes
Under the Company’s Asset-Backed Securitization (“ABS”) facilities, indirect wholly‑owned subsidiaries of the Company issue asset-backed notes. The issuance of asset-backed notes is the primary business objective of those subsidiaries. The ABS facilities are intended to be bankruptcy remote so that such assets are not available to creditors of Triton or its affiliates until and unless the related secured borrowings have been fully discharged. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings.
The Company’s borrowings under the ABS facilities amortize in monthly installments, typically in level payments over ten years. The borrowing capacity under the ABS facilities is determined by applying an advance rate against the sum of the net book values of designated eligible containers and in certain cases other amounts. The net book values for purposes of calculating the Company’s borrowing capacity may be different than those calculated per U.S. GAAP. Advance rates under the ABS facilities range from 80% to 87%. The Company is required to maintain restricted cash balances on deposit in designated bank accounts equal to three to nine months of interest expense depending on the type of facility.
Term Loans

The term loan facilities has a maximum borrowing capacity of $1,432 million. The term loan facilities generally amortize in monthly installments. The borrowing capacity under the term loan facilities is determined by applying an advance rate in the range of 80% to 90% against the net book values of designated eligible containers, which is determined under the terms of each facility.
Asset-Backed Warehouse Facility
The asset-backed warehouse facility has a maximum borrowing capacity of $750.0 million. Under the facility, funds are available on a revolving basis until October 10, 2017, after which if the facility is not refinanced, the notes will convert to term notes with a maturity date of October 10, 2021. The term notes will amortize on a level basis over the four year term period to 60% of the outstanding balance. The Company primarily uses the proceeds of this facility to finance the acquisition of equipment.
The borrowing capacity under the asset-backed warehouse facility is determined by applying the advance rate of 81% against the sum of the net book values of designated eligible containers and accounts receivable for sold containers not outstanding more than 60 days plus 100% of restricted cash. The net book value for purposes of calculating the Company's borrowing capacity is the original equipment cost depreciated over 13, 12, and 20 years to 40%, 25%, and 15% of original equipment cost for dry containers, refrigerated containers, and tank containers, respectively. The Company is required to maintain restricted cash balances on deposit in a designated bank account equal to three months of interest expense.
Revolving Credit Facilities

The Company’s three revolving credit facilities, TCIL Revolver due April 2021, TALICC Revolver due March 2018, and TALICC Revolver due May 2020, have a total commitment amount of $1.1 billion.
On April 15, 2016, TCIL and a group of commercial banks entered into an amendment and restatement of the TCIL Revolver providing for the extension of the facility termination date from November 4, 2016 to April 15, 2021, and the reduction of the aggregate commitment amount thereunder from $600.0 million (which was shared under the prior TCIL Revolver with the TCI Credit Facility) to an aggregate commitment, available to TCIL only, of $300.0 million. An accordion feature provided for up to $300.0 million of increased and/or additive commitments for TCIL (for a total of up to $600.0 million of aggregate commitments). No changes were made to the borrowing base or to the pricing of the TCIL Revolver.
On May 23, 2016, the aggregate commitments under the TCIL Revolver were increased to $555.0 million pursuant to the accordion feature. On August 31, 2016, the aggregate commitments under the TCIL Revolver were increased to $600.0 million.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Debt (continued)
The credit facilities do not provide for joint liability among the borrowers and the borrowings thereunder are secured solely by the assets of the respective borrowers. As of December 31, 2016, the available commitment amount under the TCIL Revolver, TALICC Revolver due March 2018, and TALICC Revolver due May 2020 was $216.3 million, $150.0 million, and $25.0 million, respectively. These commitment amounts may be limited by borrowing bases that restrict borrowing capacity to an established percentage of relevant assets. The Credit Facilities bear a commitment fee which ranges from 0.25% to 0.35% (also based on each Borrower’s senior secured debt rating as issued by S&P) on the unused portion of the Credit Facilities. In addition, an administrative fee is payable to the agent bank annually in advance.

Debt maturities excluding capital lease obligations (amounts in thousands):

Years ending December 31,
2017	$584,459
2018	950,921
2019	1,052,050
2020	835,035
2021	1,545,649
2022 and thereafter	1,350,775
Total	$6,318,889
Capital Lease Obligations
The Company has entered into a series of direct finance lease transactions with various financial institutions to finance chassis and containers. Each lease is accounted for as a capital lease, with interest expense recognized on a level yield basis over the period preceding early purchase options, if any, which is generally three to ten years from the transaction date. These agreements have fixed interest rates ranging from 3.21% to 5.72%, and mature between 2017 and 2024.

At December 31, 2016, future lease payments under these capital leases were as follows (in thousands):

Years ending December 31,
2017	$29,787
2018	27,584
2019	6,840
2020	6,396
2021	6,396
2022 and thereafter	31,454
Total future payments	108,457
Less: amount representing interest	(11,682)
Capital lease obligations	$96,775
Deferred Financing Costs
Deferred financing costs represent the fees incurred in connection with the Company's debt obligations, and are amortized using the effective interest method or on a straight-line basis over the term of the related obligation, depending on the type of debt obligation to which they relate. Unamortized deferred financing costs are written off when the related debt obligations are refinanced or extinguished prior to maturity, and are determined to be an extinguishment of debt. During 2016 and 2015, unamortized deferred financings costs of $0.1 million and $1.2 million were written off, respectively.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Derivative Instruments
Interest Rate Swaps
The Company has entered into interest rate swap agreements to manage interest rate risk exposure. Interest rate swap agreements utilized by the Company effectively modify the Company's exposure to interest rate risk by converting a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. Such agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the lives of the agreements without an exchange of the underlying principal amounts. The counterparties to the Company's interest rate swap agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreements, the Company's exposure is limited to the interest rate differential on the notional amount at each monthly settlement period over the life of the agreements. The Company does not anticipate any non-performance by the counterparties. Substantially all of the assets of certain indirect, wholly owned subsidiaries of the Company have been pledged as collateral for the underlying indebtedness and the amounts payable under the interest rate swap agreements for each of these entities. In addition, certain assets of the Company's subsidiaries, are pledged as collateral for various credit facilities and the amounts payable under certain interest rate swap agreements.
As of December 31, 2016, the Company had net interest rate swap agreements in place to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Derivatives	Net Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Cap Rate	Weighted Average Remaining Term
Interest rate swaps	$1,596.5 million	1.73%	—%	4.8 years
Interest rate caps	$84.5 million	—%	4.0%	0.8 years
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

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Derivative Instruments (continued)
Location of Derivative Instruments in Financial Statements

	Fair Value of Derivative Instruments (In Millions)
	Asset Derivatives				Liability Derivatives
	December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
Derivative Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts, designated as cash flow hedges	Fair value of derivative instruments	$0.5	Fair value of derivative instruments	$—	Fair value of derivative instruments	$8.7	Fair value of derivative instruments	$—
Interest rate swap contracts, not designated	Fair value of derivative instruments	5.2	Fair value of derivative instruments	2.2	Fair value of derivative instruments	0.7	Fair value of derivative instruments	0.3
Total derivatives		$5.7		$2.2		$9.4		$0.3

	Effect of Derivative Instruments on Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (In Millions)
	Location of Loss (Gain) on Derivative Instruments	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014

Realized loss on non-designated interest rate swap agreements	Realized loss on derivative instruments, net	$3.4	$5.5	$9.4
Change in fair value of derivatives, designated as cash flow hedges	Other comprehensive income	(46.9)	—	—
Realized loss on designated interest rate swap agreements	Interest and debt expense	1.2	—	—
Net (gain) loss on interest rate swaps, not designated	Unrealized (gain) loss on derivative instruments, net	(4.4)	2.2	3.8

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Net Investment in Finance Leases
The following table represents the components of the net investment in finance leases (in thousands):

	December 31, 2016	December 31, 2015
Future minimum lease payment receivable (1)	$354,338	$90,054
Estimated residual receivable	65,793	108
Allowance on gross finance lease receivables	(527)	(526)
Gross finance lease receivables, net of allowance	419,604	89,636
Unearned income (2)	(72,794)	(22,980)
Net investment in finance leases (3)	$346,810	$66,656
_______________________________________________________________________________

(1)
At the inception of the lease, the Company records the total minimum lease payments net of executory costs, if any. The gross finance lease receivable is reduced as billed to the customer and reclassified to accounts receivable until paid. There were no executory costs included in gross finance lease receivables as of December 31, 2016 and 2015.

(2)
The difference between the gross finance lease receivable and the fair value of the equipment at the lease inception is recorded as unearned income. Unearned income together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of December 31, 2016 and 2015.

(3)
As of December 31, 2016, approximately 43% of the Company's net investment in finance leases were with CMA CGM. As of December 31, 2016, approximately 23% of the Company's net investment in finance leases were with Hapag Lloyd AG. As of December 31, 2016 and 2015, approximately 7% and 40%, respectively, of the Company's net investment in finance leases were with Container Investment Limited. As of December 31, 2016 and 2015, approximately 3% and 15%, respectively, of the Company's net investment in finance leases were with Tristar Container Services.

Contractual maturities of the Company’s gross finance lease receivables subsequent to December 31, 2016 are as follows (in thousands):

Years ending December 31,
2017	$82,016
2018	74,524
2019	69,137
2020	79,106
2021	45,189
2022 and thereafter	70,159
Total	$420,131
The Company evaluates potential losses in its finance lease portfolio by regularly reviewing the specific receivables in the portfolio and analyzing historical loss experience. Net investment in finance lease receivables is generally charged off after an analysis is completed which indicates that collection of the full balance is remote.
The Company maintains allowances, if necessary, for doubtful accounts and estimated losses resulting from the inability of its lessees to make required payments under direct financing. These allowances are based on, but not limited to, each lessee’s payment history, management’s current assessment of each lessee’s financial condition and the adequacy of the fair value of containers that collateralize the leases compared to the book value of the related net investment in direct finance leases.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Net Investment in Finance Leases (continued)
The following table represents the activity of the Company's allowance on gross finance lease receivables for the periods presented (in thousands):

	Beginning Balance	Additions/ (Reversals)	Ending Balance
Finance Lease—Allowance for doubtful accounts:
For the year ended December 31, 2016	$526	$1	$527
For the year ended December 31, 2015	$526	$—	$526
For the year ended December 31, 2014	$526	$—	$526
Note 8—Share Based Compensation and Other Equity Matters
All TCIL share counts in the following description have been retroactively converted to reflect the share exchange ratios of 0.80 for TCIL related to the Merger.

TCIL Share Options

Effective May 23, 2011, TCIL adopted a share-based compensation plan (the “Option Plan”) for the benefit of certain executives of TCIL and its consolidated subsidiaries. The Option Plan allows for the issuance of service-based and market-based options. Options to purchase a total of 8,051,937 Class A common shares were initially granted in 2011 comprising market based options to purchase 5,370,640 Class A common shares and service based options to purchase 2,681,297 Class A common shares.

On November 9, 2015, TCIL entered into option transaction agreements (the “Option Transaction Agreements”) with option holders in anticipation of the closing of the Merger with TAL.

Market-based Options

Market-based options were granted at exercise prices equal to the fair market value of the Class A common shares on the grant date. The fair value of the market-based options and the requisite vesting period have been calculated as of the grant date using a Monte Carlo simulation model.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Share Based Compensation and Other Equity Matters (continued)
There were no market-based options granted under the Option Plan during 2016, 2015, or 2014.

The market-based options granted and the weighted-average exercise price for the periods indicated below were as follows:

Market-based Options
	Number of Class A Common Shares Underlying Options	Weighted-Average Exercise Price	Number of Class A Common Shares Underlying Exercisable Options	Exercisable Weighted-Average Price
Balance at December 31, 2013	5,326,613	$19.66	—	—
Granted during this period	—	—	—	—
Exercised during this period	—	—	—	—
Forfeited during this period	—	—	—	—
Balance at December 31, 2014	5,326,613	$19.66	—	—
Granted during this period	—	—	—	—
Exercised during this period	—	—	—	—
Settled/cancelled during this period	(5,326,613)	(19.66)	—	—
Balance at December 31, 2015	—	$—	—	—

In accordance with the terms of the Option Transaction Agreements, TCIL settled and cancelled all vested and unvested market-based options as of November 9, 2015 in exchange for 692,126 fully vested Class A common shares at $18.14 per share or $12.6 million total fair value. Approximately 297,000 fully vested shares were redeemed to satisfy tax withholding obligations in respect of the settlement.

As of June 1, 2015, the grant date fair value had been fully recognized as share based compensation expense reported as administrative expense on the consolidated statements of operations over the four year requisite service period on a straight line basis. The modification of the market based options, based on the Option Transaction Agreements, resulted in incremental compensation expense of $0.4 million recognized in November 2015.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Share Based Compensation and Other Equity Matters (continued)
Service-based Options

There were no service-based options granted under the Option Plan during 2016, 2015 or 2014.

The service-based options granted and the weighted-average exercise price for the periods indicated below were as follows:

	Service-based Options
	Number of Class A Common shares Underlying Options	Weighted-Average Exercise Price	Number of Class A Common Shares Underlying Exercisable Options	Exercisable Weighted-Average Price
Balance at December 31, 2013	2,659,363	$19.66	1,051,181	$19.42
Granted during this period	—	—	—	—
Exercised during this period	(12,551)	(19.42)	—	—
Forfeited during this period	—	—	—	—
Balance at December 31, 2014	2,646,812	$19.66	1,573,640	$19.50
Granted during this period	—	—	—	—
Exercised during this period	—	—	—	—
Forfeited during this period	(3,138)	(19.42)	—	—
Balance at December 31, 2015	2,643,674	$19.66	2,102,375	$19.54
Granted during this period	—	—	—	—
Exercised during this period	—	—	—	—
Settled / cancelled during this period	(2,643,674)	(19.66)	(2,102,375)	(19.54)
Balance at December 31, 2016	—	$—	—	$—

On July 8, 2016, TCIL settled and cancelled all vested and unvested service-based options in exchange for approximately 517,000 fully vested Class A common shares at $13.68 per share, or a fair value of $7.1 million. Approximately 232,300 options were redeemed to satisfy tax withholding obligations in respect of the settlement.

As of November 9, 2015, the date the Option Transaction Agreements were entered into, the vested options were considered to be liability classified, which resulted in the reclassification of the fair value of the options from additional paid in capital to accounts payable and other accrued expenses. The value of the modified options was less than the service based options just prior to the modification, therefore, no incremental compensation expense was recorded in 2015. The fair value of the vested service based options after the modification was determined using a Monte Carlo simulation model. The fair value at November 9, 2015 was estimated at $7.4 million, and the fair value at December 31, 2015 was estimated at $6.2 million. The change in fair value was reflected as a reduction of the liability and an increase in paid in capital.

The following assumptions were used to determine the fair value of the service based options at the dates above:

Expected term of service-based options	5.56 years
Expected common share price volatility	35%
Expected dividends	—%
Expected forfeitures	—%
Risk-free interest rates (Treasury rate for expected term)	1.75%

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Share Based Compensation and Other Equity Matters (continued)
Total Options

The Company recognized $2.3 million, $11.5 million, and $18.1 million of compensation costs reported as Transaction and other costs on the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014, respectively, related to options granted during the years 2011 through 2013.

There was no unearned compensation costs related to options as of December 31, 2016.

The aggregate intrinsic value of all options exercisable and outstanding under the Option Plan during the years ended December 31, 2016, 2015 and 2014 based on the closing share price on the date each option was exercisable was $0.0 million, $0.0 million and $0.3 million, respectively.

TCIL Non-Employee Director Equity Plan

On July 12, 2016, 26,058 of restricted Class A common shares that were issued to participants of the non-employee director equity plan on May 19, 2016, became fully vested and the remaining unamortized balance of $0.4 million was expensed and recorded in Transaction and other costs.

For the years ended December 31, 2016, 2015 and 2014, non-employee director compensation expense of $0.3 million, $0.5 million and $0.5 million, respectively, was included in Administrative expenses on the consolidated statements of operations.

TCIL Restricted Shares

On July 8, 2016, the TCIL Board of Directors authorized and approved the issuance of 113,942 service-based restricted common shares at a fair value of $13.68 per share. The Company recognized $0.5 million of compensation costs reported as Transaction and other costs on the consolidated statements of operations for the year ended December 31, 2016. The unvested compensation expense as of December 31, 2016 was $1.1 million and will vest on a straight line basis over the remaining vesting period of 2.0 years and compensation cost will be recorded in Administrative expenses in the consolidated statements of operations.

TAL Stock Based Compensation Plan

TAL’s previously existing stock-based compensation plans consisted of the 2005 Management Omnibus Incentive Plan and the 2014 Equity Incentive Plan. The TAL restricted shares granted in 2014 and 2015 vested on July 12, 2016 upon the closing of the Merger and therefore were included in the purchase price consideration. A total of 140,000 restricted shares granted in January 2016 were converted to Triton restricted shares and will vest based on services in approximately 2.0 years in accordance with their original terms. Unvested compensation expense of $1.3 million will be amortized to Administrative expenses on a straight line basis over the remaining vesting period of 2.0 years.

2016 Triton Plan

On September 7, 2016, the Company’s Compensation Committee approved the grants of service-based and performance based restricted shares to various executives, certain employees and directors. Under the Company’s 2016 Equity Incentive Plan the total number of restricted shares granted to executives and employees was 418,022 at a fair value of $14.55 per share and will vest over 3.0 years. Additional shares may be granted based upon performance. There were 47,075 shares granted at $14.55 per share to directors and these shares vested immediately on September 7, 2016. Total unrecognized compensation costs of approximately $6.2 million as of December 31, 2016 related to the September 2016 grants of restricted shares will be recognized over the remaining weighted average vesting period of approximately 2.7 years to administrative expenses.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Share Based Compensation and Other Equity Matters (continued)
Restricted share activity for the year ended December 31, 2016 was as follows:

	Number of Shares Outstanding	Weighted Average Grant Date Fair Value
TCIL converted restricted stock at July 12, 2016	113,942	$13.68
TAL converted restricted stock at July 12, 2016	140,000	10.89
Granted	418,022	14.55
Vested(1)(2)	(36,772)	10.91
Nonvested at December 31, 2016	635,192	$13.31
______________________________________________________________________________
(1) The fair value of restricted stock awards that vested during 2016 was $0.5 million.
(2) Plan participants tendered 14,290 common shares, all of which were subsequently retired by the Company, to satisfy payment in certain instances, of withholding taxes, for a portion of the restricted stock vested during the year ended December 31, 2016.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consisted of the following as of the dates indicated (in thousands and net of tax effects):

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2015	$—	$(3,666)	$(3,666)
Change in fair value of derivative instruments designated as cash flow hedges	30,405	—	30,405
Reclassification of realized loss on interest rate swap agreements designated as cash flow hedges	777	—	777
Foreign currency translation adjustment	—	(758)	(758)
Other comprehensive income (loss)	31,182	(758)	30,424
Balance as of December 31, 2016	$31,182	$(4,424)	$26,758

	Foreign Currency Translation	Accumulated Other Comprehensive (Loss)
Balance as of December 31, 2014	$(3,258)	$(3,258)
Foreign currency translation adjustment	(408)	(408)
Other comprehensive (loss)	(408)	(408)
Balance as of December 31, 2015	$(3,666)	$(3,666)

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Share Based Compensation and Other Equity Matters (continued)
The following table presents reclassifications out of Accumulated other comprehensive income (loss) for the period indicated (in thousands):

	Amounts Reclassified From Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Operations
	December 31, 2016	December 31, 2015
Amounts reclassified from Accumulated other comprehensive (loss) before income tax	1,200	—	Interest and debt expense
Income tax (benefit)	(423)	—	Income tax expense
Amounts reclassified from Accumulated other comprehensive (loss)	$777	$—	Net income
Note 9—TCI’s Allocation of Profits, Losses and Distributions

The members of TCI have made varying capital contributions with respect to investments in eleven different groups of containers under TCIL. Each group is referred to herein as a “Tranche.” Pursuant to the terms of the Operating Agreement, TCI’s assets, liabilities and results of operations are allocated by Tranche to those members who invested in each Tranche.

As further provided in the Operating Agreement, TCI allocates all profits and losses, and may make periodic distributions, to its members. Such distributions are subject to restrictions contained in its various debt agreements.

The Operating Agreement provides for the TCI investors to initially receive:

90% of container disposition proceeds cash flows up to a certain targeted amount, by Tranche, after which the TCI investors’ sharing in additional disposition proceeds cash flows declines pursuant to a schedule to 50%; and

10% of all non-disposition proceeds cash flows up to a certain targeted amount, by Tranche, after which the TCI investors’ sharing in additional non-disposition proceeds cash flows increases pursuant to a schedule to 50%.

All remaining disposition and non-disposition proceeds cash flows are for the account of TCIL.

Because the terms of the Operating Agreement reflect a profit sharing arrangement in which the investors’ economic rights differ from their legal ownership interests, the non-controlling interests in TCI’s earnings are based on the terms of the contractual arrangement. Income is allocated to non-controlling interests consistent with the allocation of operating cash flows and disposition proceeds over the Tranche lives.

In September 2014, the Company purchased the entirety of one non-controlling interest’s membership interest in TCI.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Segment and Geographic Information
Industry Segment Information
The Company conducts its business activities in one industry, intermodal transportation equipment, and has two operating segments which are also reportable segments:

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

•	These operating segments were determined based on the chief operating decision maker's review and resource allocation of the products and services offered.
Triton acquired the Equipment Trading segment as part of the Merger on July 12, 2016. Prior to the Merger, the Company operated in only one segment - Equipment Leasing and therefore all income and assets were attributed to the Leasing segment for periods prior to the merger.
The following tables show segment information for the periods indicated and the consolidated totals reported (dollars in thousands):

Year Ended December 31, 2016	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$827,111	$1,583	$828,694
Trading margin	—	618	618
Net (loss) on sale of leasing equipment	(20,347)	—	(20,347)
Depreciation and amortization expense	392,250	342	392,592
Interest and debt expense	183,377	637	184,014
Realized loss on derivative instruments, net	3,438	—	3,438
Income before income taxes(1)	(6,302)	(3,795)	(10,097)
Equipment held for sale at December 31	81,804	18,059	99,863
Goodwill at December 31	220,864	15,801	236,665
Total assets at December 31	8,660,786	52,785	8,713,571
Purchases of leasing equipment and investments in finance leases(2)	629,176	156	629,332

Year Ended December 31, 2015	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$707,839	$—	$707,839
Trading margin	—	—	—
Net gain on sale of leasing equipment	2,013	—	2,013
Depreciation and amortization expense	300,470	—	300,470
Interest and debt expense	140,644	—	140,644
Realized loss on derivative instruments, net	5,496	—	5,496
Income before income taxes(1)	135,127	—	135,127
Equipment held for sale at December 31	—	—	—
Goodwill at December 31	—	—	—
Total assets at December 31	4,658,997	—	4,658,997
Purchases of leasing equipment and investments in finance leases(2)	398,799	—	398,799

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year Ended December 31, 2014	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$707,215	$—	$707,215
Trading margin	—	—	—
Net gain on sale of leasing equipment	31,616	—	31,616
Depreciation and amortization expense	258,489	—	258,489
Interest and debt expense	137,370	—	137,370
Realized loss on derivative instruments, net	9,385	—	9,385
Income before income taxes(1)	188,802	—	188,802
Equipment held for sale at December 31	—	—	—
Goodwill at December 31	—	—	—
Total assets at December 31	4,863,259	—	4,863,259
Purchases of leasing equipment and investments in finance leases(2)	809,446	—	809,446
_______________________________________________________________________________

(1)
Segment income before income taxes excludes unrealized gains on interest rate swaps of $4.4 million, unrealized losses on interest rate swaps of $2.2 million, and unrealized losses on interest swaps of $3.8 million for the years ended December 31, 2016, 2015, and 2014, respectively, and the write-off of deferred financing costs of $0.1 million, $1.2 million, and $7.5 million for the years ended December 31, 2016, 2015, and 2014, respectively.

(2)
Represents cash disbursements for purchases of leasing equipment and investments in finance lease as reflected in the consolidated statements of cash flows for the periods indicated, but excludes cash flows associated with the purchase of equipment held for resale.

There are no intercompany revenues or expenses between segments. Additionally, certain administrative expenses have been allocated between segments based on an estimate of services provided to each segment. A portion of the Company's equipment purchased for resale was purchased through certain sale-leaseback transactions with its shipping line customers. Due to the expected longer term nature of these transactions, these purchases are reflected as leasing equipment as opposed to equipment held for sale and the cash flows associated with these transactions are and will be reflected as purchases of leasing equipment and proceeds from the sale of equipment in investing activities in the Company's consolidated statements of cash flows.
Geographic Segment Information
The Company earns its revenues from international containers which are deployed by its customers in a wide variety of global trade routes. Substantially all of the Company's leasing related revenue is denominated in U.S. dollars.
The following table represents the geographic allocation of equipment leasing revenues for the years ended December 31, 2016, 2015, and 2014 based on customers' primary domicile (in thousands):

	2016	2015	2014
Total revenues:
Asia	$397,500	$403,910	$393,642
Europe	334,118	226,905	218,642
North America / South America	58,945	41,566	60,090
Bermuda	464	120	45
Other International	37,667	35,338	34,796
Total	$828,694	$707,839	$707,215
As all of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, substantially all of the Company's long-lived assets are considered to be international.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Segment and Geographic Information (continued)
The following table represents the geographic allocation of equipment trading revenues for the years ended December 31, 2016 (the Company had no equipment trading revenues in 2015 and 2014) based on the location of sale (in thousands):

2016
Total revenues:
Asia	$7,410
Europe	4,439
North America / South America	3,082
Other International	1,487
Total	$16,418

Note 11—Income Taxes
Triton is a Bermuda exempted company. Bermuda does not impose a corporate income tax. The Company is subject to taxation in certain foreign jurisdictions on a portion of its income attributable to such jurisdictions. The two main subsidiaries of Triton are TCIL and TAL. TCIL is a Bermuda exempted company and therefore no income tax is imposed. However, a portion of TCIL income is subject to taxation in the U.S. and certain other foreign jurisdictions. TAL is a U.S. company and therefore is subject to taxation in the U.S. The following table sets forth the income tax expense for the periods indicated (in thousands):

	2016	2015	2014
Current taxes:
Bermuda	$—	$—	$—
U.S.	(80)	487	1,143
Foreign	841	208	955
	$761	$695	$2,098
Deferred taxes:
Bermuda	$—	$—	$—
U.S.	(709)	3,327	4,160
Foreign	(100)	26	(26)
	$(809)	$3,353	$4,134
Total income taxes	$(48)	$4,048	$6,232
The components of (loss) income before income taxes for the periods indicated below were as follows (in thousands):

	2016	2015	2014
Bermuda sources	$—	$—	$—
U.S. Sources	(7,451)	10,985	13,310
Foreign sources	1,618	120,732	164,226
(Loss) income before income taxes	$(5,833)	$131,717	$177,536

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Income Taxes (Continued)
The difference between the Bermuda statutory income tax rate and the effective tax rate on the consolidated statements of operations for the periods indicated below were as follows:

	2016	2015	2014
Bermuda tax rate	—%	—%	—%
U.S. income taxed at other than the statutory rate	41.68%	3.01%	2.72%
Effect of uncertain tax positions	(10.16)%	—%	—%
Foreign income taxed at other than the statutory rate	(4.15)%	0.23%	0.58%
Change in enacted tax rate	—%	—%	0.39%
Effect of permanent differences, including non-deductible transaction costs	(1.58)%	0.05%	(0.16)%
Other discrete items related to share compensation	(24.97)%	(0.22)%	(0.02)%
Effective income tax rate	0.82%	3.07%	3.51%

Deferred income tax assets and liabilities are comprised of the following (in thousands):

	December 31, 2016	December 31, 2015
Deferred income tax assets:
Net operating loss carryforwards	$273,055	$623
Passive activity loss carryforwards	12	135
Allowance for losses	4,250	106
Derivative instruments	5,514	—
Deferred income	35	60
Accrued liabilities and other payables	2,233	2,354
Total gross deferred tax assets	285,099	3,278
Less: Valuation allowance	(286)	(525)
Net deferred tax assets	$284,813	$2,753

Deferred income tax liabilities:
Accelerated depreciation	516,472	21,448
Goodwill and other intangible amortization	2,639	—
Derivative instruments	287	30
Deferred income	71,359	—
Deferred partnership income (loss) (TCI)	1,765	1,845
Other	9,607	—
Total gross deferred tax liability	602,129	23,323
Net deferred income tax liability	$317,316	$20,570

The valuation allowance for deferred tax assets as of December 31, 2016 and 2015 was $0.3 million and $0.5 million, respectively. Net changes in total valuation allowance for the years ended December 31, 2016 and 2015 were related to net operating loss carryforwards that, in the judgment of the Company, are more likely than not to not be utilized.
The Merger resulted in an ownership change under the Internal Revenue Code and certain state taxing authorities whereby federal net operating losses immediately prior to the Merger of $700 million will be subject to certain limitations. The Company does not expect such limitations to impact the ability to utilize net operating losses prior to their expiration.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Income Taxes (Continued)
In assessing the potential future realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, the Company believes it is more likely than not that Triton will realize the benefits of these deductible differences at December 31, 2016, except for a portion of the net operating loss carryover against which the Company has a valuation allowance.
Income taxes on unremitted earnings have not been reflected on the consolidated financial statements because such earnings are intended to be permanently reinvested in those jurisdictions. Such earnings and withholding taxes are estimated to be approximately $78 million and $23 million, respectively, at December 31, 2016.
Net operating loss carryforwards for foreign income tax purposes of $794.2 million are available to offset future U.S. taxable income from 2017 through 2036.

The Company files income tax returns in several jurisdictions including the U.S. and certain U.S. states.

Unrecognized tax benefit amounts for the periods indicated below were as follows (in thousands):

	December 31, 2016	December 31, 2015
Beginning balance at January 1	$7,345	$7,395
Increase related to current year’s tax position	1,233	1,260
Lapse of statute of limitations	(791)	(678)
Foreign exchange adjustment	(10)	(632)
Ending balance at December 31	$7,777	$7,345

All unrecognized tax benefits as of December 31, 2016 will impact income tax expense when recognized; however, $6.1 million of the unrecognized tax benefit will have no net impact on after-tax income as a result of offsetting reimbursements from third parties. It is reasonably possible that the total amount of unrecognized tax benefit as of December 31, 2016 will decrease by $0.9 million within the next twelve months due to statute of limitations lapses. This reduction will impact income tax expense when recognized. The 2014, 2015, and 2016 tax years remain subject to examination by major tax jurisdictions.

Interest and penalty expense for the periods indicated below were as follows (in thousands):

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Interest expense (benefit)	$121	$15	$21
Penalty expense	(29)	(98)	68

The components of income taxes and other taxes payable included in accounts payable and other accrued expenses on the consolidated balance sheets were as follows (in thousands):

	December 31, 2016	December 31, 2015
Corporate income taxes payable	$32	$194
Unrecognized tax benefits	7,777	7,345
Interest accrued	680	559
Penalties	625	654
Income taxes payable	9,114	8,752
Other taxes payable	456	3,985
Total income taxes and other taxes payable	$9,570	$12,737

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Savings Plan
The Company’s employees participate in a defined contribution plan. Under the provisions of the plan, an employee is fully vested with respect to Company contributions after five years of service. The Company matches employee contributions between 100% to 120% up to a maximum of $6,000 of qualified compensation and may, at its discretion, make voluntary contributions. Contributions were $0.7 million for the year ended December 31, 2016 and were $0.6 million for each of the years ended December 31, 2015, and 2014, respectively.
Note 13—Rental Income under Operating Leases
The following are the minimum future rentals at December 31, 2016 due to Triton under non-cancelable operating leases, assuming the minimum contractual lease term, of the Company’s equipment (in thousands):

Years ending December 31,
2017	$645,526
2018	498,325
2019	378,722
2020	274,852
2021	176,970
2022 and thereafter	195,557
Total	$2,169,952

Note 14—Commitments and Contingencies
Lease Commitments
The Company has cancelable and non-cancelable operating lease agreements principally for facilities and for office equipment used in the Company’s operations. Total operating lease rental expense included in administrative expenses on the consolidated statements of operations was $2.3 million $1.4 million, and $1.1 million for the year ended December 31, 2016, 2015, and 2014, respectively.
Future minimum rental commitments under non-cancelable operating leases having an original term of more than one year as of December 31, 2016 were as follows (in thousands):

Years ending December 31,
2017	$2,623
2018	3,332
2019	999
2020	206
2021 and thereafter	52
Total	$7,212
Container Equipment Purchase Commitments
At December 31, 2016, the Company had commitments to purchase equipment in the amount of $261.0 million payable in 2017.
Contingencies
The Company is party to various pending or threatened legal or regulatory proceedings arising in the ordinary course of its business. Based upon information presently available, management of the Company does not expect any liabilities arising from these matters to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Commitments and Contingencies (continued)
Retention Bonus Plan

Effective May 23, 2011, TCIL established a bonus plan to award bonuses to certain employees for continued service (the “Retention Bonus Plan”). In accordance with the terms of the Retention Bonus Plan agreement, specified bonus amounts, plus interest compounded annually, will be paid to all participants in the Retention Bonus Plan on May 23, 2017 (the “payment date”). The total bonus amount and its applicable compounded interest is accrued on a straight-line basis until the payment date and is recorded as an increase in accrued compensation included in accounts payable and other accrued expenses on the consolidated balance sheets and as long-term compensation expense included in transaction and other costs on the consolidated statements of operations. In accordance with the Retention Bonus Plan agreement, if a participant’s service has been terminated prior to the payment date, the Company’s liability is reduced and the payment amount is either forfeited or in some instances, paid to the participant.

On October 26, 2015, TCIL established an incremental retention bonus plan (the “Plan”) to award bonuses to certain other employees not included in the above plan for continued service. The Plan became effective on the closing date of the Merger with TAL. Specified bonus amounts will be paid to all Plan participants on the earlier of their termination date or May 23, 2017.

Effective November 9, 2015, TAL established a bonus plan to award bonuses to certain employees for continued service (the “TAL Retention Bonus Plan”). In accordance with the terms of the TAL Retention Bonus Plan agreement, specified bonus amounts will be paid to all participants on the earlier of their termination date or June 30, 2017.

A roll-forward of the retention bonus liability balance is as follows:

(in thousands)	Total
Balance at December 31, 2013	$12,262
Accrual	4,239
Payments	(302)
Balance at December 31, 2014	16,199
Accrual	3,921
Payments	(992)
Balance at December 31, 2015	19,128
Liability acquired	4,082
Accrual	7,384
Payments	(5,419)
Balance at December 31, 2016	$25,175

Severance Plan

On October 26, 2015 and November 9, 2015, TCIL and TAL, respectively, established severance plans in order to provide severance benefits to eligible employees who are involuntarily terminated for reasons other than cause, or who resign for “good reason”. Employees eligible for benefits under the respective severance plans would receive a severance award and other benefits based upon their tenure with TCIL and TAL. No accruals were recorded under the plan prior to the close of the Merger on July 12, 2016.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Commitments and Contingencies (continued)
The severance balance is as follows:

(in thousands)	Total
Balance at December 31, 2015	$—
Accrual	33,991
Payments	(13,273)
Balance at December 31, 2016	$20,718

Note 15—Selected Quarterly Financial Data (Unaudited)
The following table sets forth certain key interim financial information for the years ended December 31, 2016 and 2015:

(In thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Total leasing revenues	$163,025	$158,333	$247,789	$259,547
Trading margin	$—	$—	$232	$386
Net (loss) on sale of leasing equipment	$(1,837)	$(1,930)	$(12,319)	$(4,261)
Net income (loss) attributable to shareholders	$8,742	$6,174	$(51,211)	$22,778
Net (loss) income per basic common share	$0.22	$0.15	$(0.74)	$0.31
Net (loss) income per diluted common share	$0.22	$0.15	$(0.74)	$0.31
2015
Total leasing revenues	$180,131	$178,989	$175,719	$173,000
Trading margin	$—	$—	$—	$—
Net gain (loss) on sale of leasing equipment	$5,248	$1,077	$(3,254)	$(1,058)
Net income attributable to shareholders	$40,870	$36,241	$21,158	$12,820
Net income per basic common share	$1.02	$0.91	$0.53	$0.32
Net income per diluted common share	$0.96	$0.87	$0.52	$0.32

Note 16—Foreign Currency Activities
The Company recorded net foreign currency exchange losses of $0.4 million, $0.4 million, and $0.7 million in the years ended December 31, 2016, 2015, and 2014, respectively. The net foreign currency exchange losses resulted primarily from fluctuations in exchange rates related to the Company’s Euro and Pound Sterling transactions and related assets and liabilities.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—Related Party Transactions
Payments to Affiliates
Payments made to an affiliates for services which were mainly related to container repositioning for the periods indicated below were as follows:
International Asset Systems ("IAS") is a leader in cloud-based solutions for global logistics and transportation management in which two of the Company's significant shareholders have an interest. IAS serves providers of global transportation, focusing on first- and last-mile landside movement for logistics service providers, motor carriers, ocean carriers, railroads and equipment lessors. On July 21, 2016, REZ-1, Inc., a leading provider of asset management, equipment reservation, billing and reload services to the domestic intermodal industry, announced its acquisition of IAS. As of July 21, 2016, IAS was no longer a related party. Payments made to IAS for the years ended December 31, 2016 and 2015 were as follows:

(in thousands)	December 31, 2016	December 31, 2015
Payments to IAS	$136	$780
Marine Container Services (India) Private Limited (“MCS”) is a related party, as MCS is party to a joint venture agreement with TCIL. Payments made to MCS for services related primarily to container operations for the periods indicated below were as follows:

(in thousands)	December 31, 2016	December 31, 2015
Payments to MCS	$183	$208
TCIL holds a 50% interest in TriStar Container Services (Asia) Private Limited (“TriStar”) which is primarily engaged in the selling and leasing of container equipment in the domestic and short sea markets in India. TCIL includes an equity investment in TriStar on the balance sheet included in “Other assets”. TCIL has direct finance leases and a loan payable with TriStar.

(in thousands)	December 31, 2016	December 31, 2015
Payments received from TriStar on direct finance leases	$1,670	$1,091
Payments received from TriStar on loan payable	$45	$6
Direct finance lease balance	$10,636	$10,207
Loan payable balance	$126	$210

Note 18—Subsequent Events
We have evaluated events subsequent to the balance sheet date and prior to the filing of this Annual Report on Form 10-K for the year ended December 31, 2016 and have determined that no events have occurred that would require adjustment to our consolidated financial statements.
Quarterly Dividend
The Company's Board of Directors declared a $0.45 per share quarterly cash dividend on its issued and outstanding common shares, payable on March 30, 2017 to shareholders of record at the close of business on March 20, 2017.
Debt Facilities

On March 10, 2017, the Company entered into a floating rate ABS warehouse facility for a commitment of $400 million. The first $200 million of borrowings will have a two year revolving period that precedes a three year term period; and any excess borrowings up to the total commitment will have a one year revolving period with an eighteen month term period following. The total commitment of $400 million under both facilities remains undrawn at the time of this filing.

On March 9, 2017, the Company entered into two interest rate swap agreements for a total of $400 million that involves the receipt of floating rate amounts in exchange for fixed rate interest payments in order to fix the interest rate on a portion of the borrowings under its floating rate debt facilities. The agreements are non-amortizing over a one year term. The Company has designated these interest rate swap agreements as cash flow hedges for accounting purposes.

In February 2017, the Company secured financing on one of its owned properties for approximately $19 million at a floating rate for a period of three years.

During January 2017, the Company entered into two lease transactions with financial institutions to finance the purchase of new containers for approximately $35 million. The lease transactions are accounted for as capital leases over the term period of eight years and contain two early buyout options.

The Company increased the commitment on certain of its existing term loan facilities by $125 million, and drew down $185 million under these facilities to finance a portion of its new equipment purchases.

SCHEDULE II
TRITON INTERNATIONAL LIMITED
Valuation and Qualifying Accounts
Years ended December 31, 2016, 2015, and 2014
(In thousands)

Finance Lease-Allowance for doubtful accounts:	For the year ended December 31, 2016	For the year ended December 31, 2015	For the year ended December 31, 2014
Beginning Balance	$526	$526	$526
Additions/ (Reversals)	1	—	—
(Write-offs) Reversals	—	—	—
Ending Balance	$527	$526	$526

Accounts Receivable-Allowance for doubtful accounts:
Beginning Balance	$8,297	$9,576	$7,367
Additions/ (Reversals)	19,811	(1,211)	2,223
(Write-offs) Reversals	(26)	(68)	(14)
Ending Balance	$28,082	$8,297	$9,576

S-1