Form 10-K/A
period 2016-12-31
Triton International Ltd
filed 2017-04-28
CIK 1660734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)
Emerging growth company ☐	Smaller reporting company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2016, the last business day of the Registrant’s most recent second fiscal quarter, there was no established public market as the Registrant's shares did not begin trading until July 13, 2016. Therefore, the Registrant cannot calculate the aggregate market value of its common shares held by non-affiliates as of June 30, 2016. As of March 8, 2017, there were 74,497,727 common shares, $0.01 par value, of the Registrant outstanding.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this "Amendment No. 1") amends the Annual Report on Form 10-K of Triton International Limited (the "Company") for the fiscal year ended December 31, 2016, which the Company originally filed with the Securities and Exchange Commission (the "SEC") on March 17, 2017 (the "Original Filing"). The Company is filing this Amendment No. 1 to provide the Schedule I - Condensed Financial Information required by Rule 12-04 of Regulation S-X when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year.
This Amendment No. 1 speaks as of the original filing date of the Original Filing and reflects only the inclusion of the Schedule I - Condensed Financial Information of the registrant. No other information included in the Original Filing, including the information set forth in Part I, Part II, Part III, and Part IV, has been modified or updated in any way. The Company has made no attempt in this Amendment No. 1 to modify or update the disclosures presented in the Original Filing other than as noted above. Also, this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing. Accordingly this Amendment No. 1 should be read in conjunction with Original Filing.
In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with respect to this Amendment No. 1. The currently dated certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Amendment No. 1 as Exhibits 31.3, 31.4, 32.3 and 32.4. In connection with the filing of this Amendment No. 1, the consent of the independent registered public accounting firm is attached as an exhibit hereto. Except as set forth in Part IV below, no other changes are made to the Original Filing. Unless expressly stated, this Amendment No. 1 does not modify in any way the disclosures contained in the Original Filing.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The financial statements of Triton International Limited and its subsidiaries were previously filed with the Original Filing under Item 8 of the Original Filing.
(a)(2) Schedules
Schedule I - Condensed Financial Information of Registrant. Additionally, the financial statement schedule entitled “Schedule II – Valuation and Qualifying Accounts” was previously filed with the Original Filing under Item 8 of the Original Filing. Other schedules have been omitted since the information required is not applicable or is included in the consolidated financial statements and notes thereto.
(a)(3) List of Exhibits
The following exhibits are filed as part of and incorporated by reference into this Annual Report on Form 10-K/A:

Exhibit No.		Description
3.1		Amended and Restated Bye-Laws of Triton International Limited, dated July 12, 2016 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed July 14, 2016)

4.1		Memorandum of Association of Triton International Limited, dated September 29, 2015 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, filed June 23, 2016)

10.1		Form of Indemnification Agreement (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed July 14, 2016)

10.2		TAL International Group, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed July 14, 2016)

10.3		Triton Container International Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed July 14, 2016)

10.4		Triton International Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed July 14, 2016)

10.5		Warburg Pincus Shareholders Agreement, as amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed July 14, 2016)

10.6		Vestar Shareholders Agreement, as amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed July 14, 2016)

21.1	***	List of Subsidiaries

23.1	***	Consent of Independent Registered Public Accounting Firm

23.2	*	Consent of Independent Registered Public Accounting Firm for Amendment No. 1

24.1	***	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K)

31.1	***	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	***	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.3	*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, for Amendment No. 1

31.4	*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, for Amendement No. 1

32.1	***	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	***	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.3	**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350 for Amendment No. 1

32.4	**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350 for Amendment No. 1

Exhibit No.		Description
101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Instance Extension Schema

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase

101.LAB	***	XBRL Taxonomy Extension Label Linkbase

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Instance Extension Schema

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase

101.LAB	*	XBRL Taxonomy Extension Label Linkbase

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase
† Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish the omitted schedules to the U.S. Securities and Exchange Commission upon request by the Commission.
* Filed herewith.
** Furnished herewith.
*** Filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2017 and incorporated herein by reference.
(b) Exhibits.
The Company hereby files as part of this Annual Report on Form 10-K/A the exhibits listed in Item 15(a)(3) set forth above.
(c) Financial Statement Schedules
The Company hereby files as part of this Annual Report on Form 10-K/A the financial statement schedule entitled "Schedule I - Condensed Financial Information of Registrant" listed in Item 15(a)(1) set forth above. The financial statement schedule entitled "Schedule II - Valuation and Qualifying Accounts" was previously filed with the Original Filing under Item 8 of the Original Filing.

Report of Independent Registered Public Accounting Firm
The Board of Directors
Triton International Limited
We have audited the consolidated financial statements of Triton International Limited and subsidiaries referred to in our report dated March 17, 2017 In addition we have audited financial statement schedule 1 as of December 31, 2016, and for the year ended December 31, 2016, included in Form 10-K/A. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We consent to the incorporation by reference in the registration statement (No. 333-213013) on Form S-8 of Triton International Limited and subsidiaries of our reports dated March 17, 2017 and April 27, 2017, with respect to the consolidated balance sheets of Triton International Limited and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and related financial statement schedules, which report appears in the December 31, 2016 annual report on Form 10-K of Triton International Limited.

/s/ KPMG LLP
San Francisco, California
April 27, 2017

Schedule I - Condensed Financial Information of Registrant
TRITON INTERNATIONAL LIMITED
Parent Company Condensed Balance Sheets
(Dollars in thousands, except share data)

December 31, 2016
ASSETS:
Intercompany receivable from subsidiaries	$151
Investment in subsidiaries	1,663,879
Total assets	$1,664,030

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable and other accrued expenses	797
Total liabilities	797
Shareholders' equity:
Common shares, $0.01 par value, 294,000,000 shares authorized, 74,376,025 issued and outstanding respectively	744
Undesignated shares $0.01 par value, 6,000,000 shares authorized, no shares issued and outstanding	—
Additional paid-in capital	690,418
Accumulated earnings	945,313
Accumulated other comprehensive income	26,758
Total shareholders' equity	1,663,233
Total liabilities and shareholders' equity	$1,664,030

TRITON INTERNATIONAL LIMITED
Parent Company Condensed Statements of Operations
(Dollars and shares in thousands, except earnings per share)

Year Ended December 31, 2016
Revenues:
Revenues	$—
Total revenues	—

Operating expenses:
Administrative expenses	276
Transaction costs	10,706
Total operating expenses	10,982
Operating (loss)	(10,982)
Other expenses:
Other (losses) from subsidiaries	(2,535)
Total other expenses	(2,535)
(Loss) before income taxes	(13,517)
(Loss) tax expense	—
Net (loss)	$(13,517)

TRITON INTERNATIONAL LIMITED
Parent Company Condensed Statements of Cash Flows
(Dollars in thousands)

Year Ended December 31, 2016
Cash flows from operating activities:
Net (loss)	$(13,517)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Net loss from subsidiaries	2,535
Net cash (used in) operating activities	(10,982)
Cash flows from investing activities:
Net cash (used in) investing activities	—
Cash flows from financing activities:
Contribution from subsidiaries	77,376
Common share dividends paid	(66,394)
Net cash provided by financing activities	10,982
Net increase (decrease) in unrestricted cash and cash equivalents	$—
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$—

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 27, 2017	TRITON INTERNATIONAL LIMITED
	By:	/s/ JOHN BURNS
John Burns Chief Financial Officer