Form 10-Q
period 2017-03-31
Triton International Ltd
filed 2017-05-15
CIK 1660734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2017
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
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☐    NO ☒
As of May 8, 2017, there were 74,497,727 common shares, $0.01 par value, of the Registrant outstanding.

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
Forward-looking statements in this report are subject to a number of known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those described in the forward-looking statements, including, but not limited to, the risks and uncertainties described in this Report on Form 10-Q, the section entitled "Risk Factors" in our Annual Report on Form 10-K, filed with the SEC on March 17, 2017, as amended (the "Form 10-K"), as well as in the other documents we file with the SEC from time to time, and such risks and uncertainties are specifically incorporated herein by reference.
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
PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
The consolidated financial statements of Triton International Limited ("Triton" or the "Company") as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and March 31, 2016 included herein have been prepared by the Company, without audit, pursuant to U.S. generally accepted accounting principles and the rules and regulations of the SEC. In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K from which the accompanying December 31, 2016 Balance Sheet information was derived, and our other reports filed with the SEC through the current date pursuant to the Exchange Act.

TRITON INTERNATIONAL LIMITED
Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS:
Leasing equipment, net of accumulated depreciation of $1,887,657 and $1,787,505	$7,605,903	$7,370,519
Net investment in finance leases, net of allowances of $527 and $527	335,253	346,810
Equipment held for sale	104,954	99,863
Revenue earning assets	8,046,110	7,817,192
Cash and cash equivalents	135,442	113,198
Restricted cash	57,628	50,294
Accounts receivable, net of allowances of $27,884 and $28,082	167,720	173,585
Goodwill	236,665	236,665
Lease intangibles, net of accumulated amortization of $80,225 and $56,159	222,532	246,598
Insurance receivables	32,310	17,170
Other assets	53,750	53,126
Fair value of derivative instruments	7,902	5,743
Total assets	$8,960,059	$8,713,571
LIABILITIES AND SHAREHOLDERS' EQUITY:
Equipment purchases payable	$200,728	$83,567
Fair value of derivative instruments	6,206	9,404
Accounts payable and other accrued expenses	143,459	143,098
Net deferred income tax liability	317,841	317,316
Debt, net of unamortized deferred financing costs of $26,005 and $19,999	6,478,602	6,353,449
Total liabilities	7,146,836	6,906,834
Shareholders' equity:
Common shares, $0.01 par value, 294,000,000 shares authorized 74,497,727 and 74,376,025 shares issued, respectively	745	744
Undesignated shares $0.01 par value, 6,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	691,536	690,418
Accumulated earnings	952,947	945,313
Accumulated other comprehensive income	27,697	26,758
Total shareholders' equity	1,672,925	1,663,233
Non-controlling interests	140,298	143,504
Total equity	1,813,223	1,806,737
Total liabilities and shareholders' equity	$8,960,059	$8,713,571

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Operations
(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Leasing revenues:
Operating leases	$259,585	$160,995
Finance leases	6,017	2,030
Total leasing revenues	265,602	163,025

Equipment trading revenues	5,484	—
Equipment trading expenses	(5,092)	—
Trading margin	392	—

Net gain (loss) on sale of leasing equipment	5,161	(1,837)

Operating expenses:
Depreciation and amortization	117,880	79,144
Direct operating expenses	21,954	14,467
Administrative expenses	22,967	14,513
Transaction and other costs	2,472	3,411
Provision (reversal) for doubtful accounts	574	(119)
Total operating expenses	165,847	111,416
Operating income	105,308	49,772
Other expenses:
Interest and debt expense	63,504	33,698
Realized loss on derivative instruments, net	599	654
Unrealized (gain) loss on derivative instruments, net	(1,498)	4,596
Other (income), net	(742)	(233)
Total other expenses	61,863	38,715
Income before income taxes	43,445	11,057
Income tax expense	7,142	992
Net income	$36,303	$10,065
Less: income attributable to noncontrolling interest	1,692	1,323
Net income attributable to shareholders	$34,611	$8,742
Net income per common share—Basic	$0.47	$0.22
Net income per common share—Diluted	$0.47	$0.22
Cash dividends paid per common share	$0.45	$—
Weighted average number of common shares outstanding—Basic	73,741	40,429
Dilutive share options and restricted shares	292	—
Weighted average number of common shares outstanding—Diluted	74,033	40,429

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$36,303	$10,065
Other comprehensive income (loss):
Change in fair value of derivative instruments designated as cash flow hedges (net of income tax effect of $258 and $0)	432	—
Reclassification of realized loss on interest rate swap agreements designated as cash flow hedges (net of income tax effect of $257 and $0)	510	—
Foreign currency translation adjustment	(3)	101
Other comprehensive income, net of tax	939	101
Comprehensive income attributable to noncontrolling interest	(1,692)	(1,323)
Comprehensive income, attributable to shareholders	$35,550	$8,843

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$36,303	$10,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,880	79,144
Amortization of deferred financing costs and other debt related amortization	2,490	1,265
Amortization of lease premiums	24,138	—
Share compensation expense	1,057	1,358
Net (gain) loss on sale of leasing equipment	(5,161)	1,837
Unrealized (gain) loss on derivative instruments	(1,498)	4,596
Deferred income taxes	6,593	265
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Decrease in accounts receivable	3,353	1,661
(Decrease) increase in accounts payable and other accrued expenses	(3,978)	3,522
Net equipment (purchased) for resale activity	(8,893)	—
Other changes in operating assets and liabilities	(9,343)	3,055
Net cash provided by operating activities	162,941	106,768
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(265,706)	(43,092)
Proceeds from sale of equipment, net of selling costs	34,988	32,468
Cash collections on finance lease receivables, net of income earned	15,580	3,869
Other	(405)	(356)
Net cash used in investing activities	(215,543)	(7,111)
Cash flows from financing activities:
Financing fees paid under debt facilities	(7,517)	(188)
Borrowings under debt facilities	388,253	7,500
Payments under debt facilities and capital lease obligations	(260,475)	(106,962)
(Increase) decrease in restricted cash	(7,334)	734
Common share dividends paid	(33,183)	—
Distributions to noncontrolling interest	(4,898)	(6,960)
Net cash provided by (used in) financing activities	74,846	(105,876)
Net increase (decrease) in unrestricted cash and cash equivalents	$22,244	$(6,219)
Unrestricted cash and cash equivalents, beginning of period	113,198	56,689
Unrestricted cash and cash equivalents, end of period	$135,442	$50,470
Supplemental non-cash investing activities:
Equipment purchases payable	$200,728	$17,483

   The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of the Business, Basis of Presentation and Recently Adopted Accounting Pronouncements
A.    Description of the Business
Triton International Limited ("Triton" or the "Company"), through its subsidiaries, leases intermodal transportation equipment, primarily maritime containers, and provides maritime container management services through a worldwide network of service subsidiaries, third-party depots and other facilities. The majority of the Company's business is derived from leasing its containers to shipping line customers through a variety of long-term and short-term contractual lease arrangements. The Company also sells its own containers and containers purchased from third parties and operates and manages containers pursuant to agreements with third party container owners. These agreements govern the operations and management of the containers and allocation of the proceeds therefrom. The Company's registered office is located at 22 Victoria Street, Hamilton HM12, Bermuda.

On July 12, 2016, Triton Container International Limited ("TCIL") and TAL International Group, Inc. ("TAL") combined in an all-stock merger (the "Merger"). Under the terms of the transaction agreement, TCIL and TAL combined under a newly formed company, Triton. Immediately following the completion of the Merger, former TCIL shareholders owned approximately 55% of the outstanding equity of the Company and former TAL stockholders owned approximately 45% of the outstanding equity of the Company. The consolidated financial statements include the accounts of the Company and its subsidiaries.

The consideration for the transaction was paid in common shares of Triton with TAL stockholders receiving one common share of Triton in exchange for each share of the 33.4 million TAL common shares and TCIL’s shareholders received approximately 0.80 Triton common shares for each of TCIL's common shares. The fair value of the consideration, or the purchase price was $510.2 million. This amount was derived based on the fair value of the shares issued to former TAL stockholders on the closing date of July 12, 2016 when the closing stock price was $15.28 per share.
B.    Basis of Presentation
The consolidated financial statements of the Company presented herein reflect the consolidated results of operations of TIL and its subsidiaries, and include the results of operations of TAL after July 12, 2016, the date of the completion of the Merger. The consolidated financial statements of the Company presented for periods prior to the Merger represent the historical financial statements of TCIL, the accounting acquirer. Certain reclassifications have been made to the accompanying prior period financial statements and notes to conform to the current year's presentation. All intercompany transactions and balances have been eliminated in consolidation.
In addition, certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC, on March 17, 2017, as amended, and our other reports filed with the SEC through the current date pursuant to the Exchange Act.
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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Description of the Business, Basis of Presentation and Recently Adopted Accounting Pronouncements (continued)
C.    Lessee Bankruptcy in 2016
On August 31, 2016, Hanjin Shipping Co. ("Hanjin"), a lessee of the Company, filed for court protection and immediately began a liquidation process. At that time, we had approximately 87,000 container units on lease to Hanjin with a net book value of $243.3 million.

The Company maintained credit insurance to cover the value of such containers that are unrecoverable, costs incurred to recover containers and a portion of lost lease revenue (limited up to six months or until a container is recovered, repaired, and available for re-lease) all subject to a deductible. In connection with the Hanjin bankruptcy, the Company recorded a charge of $29.7 million during the third quarter ended September 30, 2016 comprised of bad debt expense and a charge for costs not expected to be recovered due to deductible limits. The Company has recorded a receivable under its insurance policies of approximately $32.3 million. At the present time, the Company believes the anticipated losses as a result of Hanjin will be recoverable under the insurance policies, subject to the deductible limits.
The Company estimates that a large portion of its equipment will ultimately be recovered, and this estimate has been considered into the estimated loss described above.

D.    Pro Forma Disclosure
The following table provides the unaudited pro forma results of operations, which gives effect to the Merger as if it had occurred on January 1, 2016. The pro forma results of operations reflects adjustments (i) to adjust amortization and depreciation expense resulting from the write-down of leasing equipment to fair value and the fair value of operating lease contracts over the current market rate as a result of purchase accounting and (ii) to eliminate non-recurring charges that were incurred in connection with the transactions including acquisition-related share-based compensation, transaction costs related to legal, accounting, and other advisory fees, and transaction costs related to retention and benefit costs.
The unaudited pro forma results do not include any anticipated synergies or other expected benefits of the Merger. The unaudited pro forma financial information presented below is not necessarily indicative of either future results of operations or results that might have been achieved had the Merger occurred as of January 1, 2016.

Three months ended March 31, 2016
(in thousands)
Total leasing revenues	$281,626
Net income attributable to shareholders	$7,448

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Description of the Business, Basis of Presentation and Recently Adopted Accounting Pronouncements (continued)
E.    New Accounting Pronouncements
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

In March 2016, the FASB issued Accounting Standards Update No. ASU No. 2016-09 ("ASU No. 2016-09") Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. The guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2016, and early adoption is permitted. Under ASU No. 2016-09, all excess tax benefits and deficiencies related to employee share-based compensation will be recognized within the provision for income taxes rather than additional paid-in capital under the prior guidance. The adoption of ASU No. 2016-09 resulted in the recognition of excess tax benefits as a reduction in our Net deferred tax liability account and an increase in accumulated earnings of $6.6 million for the three months ended March 31, 2017. In addition, the adoption of ASU No. 2016-09 had no impact on the financial statements with respect to forfeited awards as historically, the Company has not experienced any forfeitures and had not estimated a forfeitures rate.

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Description of the Business, Basis of Presentation and Recently Adopted Accounting Pronouncements (continued)
In August 2016, the FASB issued Accounting Standards Update No. 2016-15 ("ASU No. 2016-15"), Statement of Cash Flows (Topic 230): Classification of Certain Receipts and Cash Payments. The updated amendment provides guidance as to where certain cash flow items are presented, including debt prepayment or debt extinguishment costs and proceeds from the settlement of insurance claims. The update to the standard is effective for the Company for periods beginning after December 15, 2017. The Company believes the guidance will have a minimal effect on the presentation in the Consolidated Financial Statements.

In October 2016, FASB issued Accounting Standards Update No. 2016-16 (“ASU No. 2016-16”), Accounting for Income Taxes (Topic 740): Intra-Entity Asset Transfers of Assets Other than Inventory. The ASU eliminates the deferral of the tax effects of intra-entity asset transfers other than inventory. As a result, the tax expense from the intercompany sale of assets, other than inventory, and associated changes to deferred taxes will be recognized when the sale occurs even though the pre-tax effects of the transaction have not been recognized. The update to the standard is effective for the Company for periods beginning after December 15, 2017. The effect the guidance will have on the Consolidated Financial Statements of the Company will depend on the nature and amount of future transactions.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18 ("ASU No. 2016-18"), Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The update to the standard is effective for the Company for periods beginning after December 15, 2017. The Company believes the guidance will have a minimal effect on the presentation on the presentation on the Consolidated Financial Statements.

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Fair Value of Financial Instruments
The Company believes that the carrying amounts of its cash and cash equivalents, accounts receivable, equipment purchases payable, and accounts payable approximated their fair values as of March 31, 2017 and December 31, 2016.
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
The Company does not record debt at fair value in its consolidated balance sheets. The fair value, which was measured using Level 2 inputs, and the carrying value of the Company's debt is listed in the table below as of the dates indicated (in thousands):

	March 31, 2017	December 31, 2016
Liabilities
Total debt(1) - carrying value	$6,504,607	$6,373,448
Total debt(1) - estimated fair value	$6,552,213	$6,316,229
______________________________________________________________________________
(1) Excludes unamortized deferred financing costs of $26.0 million and $20.0 million as of March 31, 2017 and December 31, 2016, respectively.
We determine fair value of Equipment held for sale, by reference to recent sales prices and other factors. Equipment held for sale is recorded at the lower of fair value or carrying value and an impairment charge is recorded when the carrying value of the asset exceeds its fair value. The following table summarizes the portion of the Company’s Equipment held for sale measured at fair value as of the periods indicated below and the cumulative impairment charges recorded to net gain (loss) on sale of leasing equipment through the periods indicated below (in thousands):

	March 31, 2017	December 31, 2016
Assets
Equipment held for sale - assets at fair value(1)	$34,047	$41,067
Cumulative impairment charges	$(7,991)	$(12,063)
___________________________________________________________________________
(1) Represents the carrying value of containers included in Equipment held for sale in the consolidated balance sheets that have been impaired to write down the value of the containers to their estimated fair value less cost to sell.
These fair value measurements use level 2 inputs on a non-recurring basis.
For the fair value of derivatives, please refer to Note 6 - "Derivative Instruments".

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Share Based Compensation and Other Equity Matters
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
The Company recognized $1.1 million of compensation costs in administrative expenses under the Company's stock-based compensation plan for the three months ended March 31, 2017. The Company recognized $1.4 million of compensation costs in administrative expenses related to options granted under an option plan for the three months ended March 31, 2016 established by TCIL prior to the Merger.

Total unrecognized compensation costs of approximately $10.8 million as of March 31, 2017 relating to restricted shares granted during 2016 and 2017 will be recognized over the remaining weighted average vesting period of approximately 2.3 years.

For the three months ended March 31, 2017, the Company’s Compensation Committee approved the grants of restricted shares of 121,702 to certain employees.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income consisted of the following as of the dates indicated (in thousands and net of tax effects):

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2016	$31,182	$(4,424)	$26,758
Change in fair value of derivative instruments designated as cash flow hedges	432	—	432
Reclassification of realized loss on interest rate swap agreements designated as cash flow hedges	510	—	510
Foreign currency translation adjustment	—	(3)	(3)
Other comprehensive income (loss)	942	(3)	939
Balance as of March 31, 2017	$32,124	$(4,427)	$27,697

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2015	$—	$(3,666)	$(3,666)
Foreign currency translation adjustment	—	101	101
Other comprehensive income	—	101	101
Balance as of March 31, 2016	$—	$(3,565)	$(3,565)

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Share Based Compensation and Other Equity Matters (continued)
The following table presents reclassifications out of Accumulated other comprehensive income for the period indicated (in thousands):

	Amounts Reclassified From Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Income
	Three Months Ended March 31,
	2017	2016
Amounts reclassified from Accumulated other comprehensive income related to designated interest rate swaps	$767	$—	Interest and debt expense
Income tax (benefit)	(257)	—	Income tax expense
Amounts reclassified from Accumulated other comprehensive income	$510	$—	Net income

Note 4—Net Investment in Finance Leases
The following table represents the components of the net investment in finance leases (in thousands):

	March 31, 2017	December 31, 2016
Future minimum lease payment receivable	$338,156	$354,338
Estimated residuals receivable	65,688	65,793
Allowance on gross finance lease receivables	(527)	(527)
Gross finance lease receivables, net of allowance	403,317	419,604
Unearned income	(68,064)	(72,794)
Net investment in finance leases	$335,253	$346,810
The Company evaluates potential losses in its finance lease portfolio by regularly reviewing the specific receivables in the portfolio and analyzing historical loss experience. Net investment in finance lease receivables is generally charged off after an analysis is completed which indicates that collection of the full balance is remote.
The Company maintains allowances, if necessary, for doubtful accounts and estimated losses resulting from the inability of its lessees to make required payments under direct financing. These allowances are based on, but not limited to, each lessee’s payment history, management’s current assessment of each lessee’s financial condition and the adequacy of the fair value of containers that collateralize the leases compared to the book value of the related net investment in direct finance leases. The Company has one customer classified as non-accrual which is fully reserved for and recognizes income on gross finance lease receivables as cash collections are received. The following table represents the activity of the Company's allowance on gross finance lease receivables for the periods presented (in thousands):

	Beginning Balance	Additions/ (Reversals)	Ending Balance
Finance Lease— Allowance for doubtful accounts:
For the three months ended
March 31, 2017	$527	$—	$527

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Debt
Debt consisted of the following (amounts in thousands):

	March 31, 2017	December 31, 2016
Institutional notes	$2,232,790	$2,233,874
Asset backed securitization (ABS) notes	1,326,977	1,384,235
Term loan facilities	1,530,538	1,332,030
Asset backed warehouse facility	660,000	660,000
Revolving credit facilities	666,250	708,750
Capital lease obligations	126,903	96,775
Total debt outstanding	6,543,458	6,415,664
Deferred financing costs	(26,005)	(19,999)
Purchase price debt adjustment	(38,851)	(42,216)
Debt, net	$6,478,602	$6,353,449
As of March 31, 2017, the Company had $3,259.6 million of debt outstanding on facilities with fixed interest rates and $3,283.9 million of debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). The Company economically hedges the risks associated with fluctuations in interest rates on a portion of its floating rate borrowings by entering into interest rate swap agreements that convert a portion of its floating rate debt to a fixed rate basis. As of March 31, 2017, the Company had interest rate swaps in place with a notional amount of $1,980.3 million to fix the floating interest rates on a portion of its floating rate debt obligations.
The Company is subject to certain financial covenants under its debt facilities, and as of March 31, 2017, was in compliance with all such covenants.
Asset Backed Warehouse Facility
On March 10, 2017, the Company entered into a floating rate ABS warehouse facility with a borrowing capacity of $400 million. The first $200 million of this commitment has a two year revolving period followed by a three year term period. The second $200 million of this commitment has a one year revolving period followed by an eighteen month term period.

Capital Lease Obligations

During January 2017, the Company entered into two lease transactions with financial institutions to finance the purchase of new containers for approximately $35 million. The lease transactions are accounted for as capital leases over the term period of eight years and contain two early buyout options.

Term Loan Facilities

In February 2017, the Company secured financing on one of its owned properties for approximately $19 million at a floating rate for a period of three years.

In the first quarter of 2017, the Company increased the commitment on certain of its existing term loan facilities by $125 million.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Derivative Instruments
Interest Rate Swaps
The Company has entered into interest rate swap agreements to manage interest rate risk exposure. Interest rate swap agreements are utilized by the Company to effectively modify the Company's exposure to interest rate risk by converting a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. Such agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the lives of the agreements without an exchange of the underlying principal amounts. The counterparties to the Company's interest rate swap agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreements, the Company's exposure is limited to the interest rate differential on the notional amount at each monthly settlement period over the life of the agreements. The Company does not anticipate any non-performance by the counterparties. Substantially all of the assets of certain indirect, wholly owned subsidiaries of the Company have been pledged as collateral for the underlying indebtedness and the amounts payable under the interest rate swap agreements for each of these entities. In addition, certain assets of the Company's subsidiaries, are pledged as collateral for various credit facilities and the amounts payable under certain interest rate swap agreements.
As of March 31, 2017, the Company had interest rate swap and cap agreements in place to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Derivatives	Net Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Cap Rate	Weighted Average Remaining Term
Interest rate swaps	$1,980.3 Million	1.64%	—%	3.9 years
Interest rate caps	$76.8 Million	—%	4.0%	0.7 years

Interest Rate Swaps Activity
On March 9, 2017, the Company entered into two interest rate swap agreements for a total of $400 million that involve the receipt of floating rate amounts in exchange for fixed rate interest payments in order to fix the interest rate on a portion of the borrowings under its floating rate debt facilities. The agreements are non-amortizing over a one year term. The Company has designated these interest rate swap agreements as cash flow hedges for accounting purposes.
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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Derivative Instruments (Continued)
Location of Derivative Instruments in Financial Statements

		Fair Value of Derivative Instruments (In Millions)
		Asset Derivatives		Liability Derivatives
		March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Derivative Instrument	Balance Sheet Location	Fair Value	Fair Value	Fair Value	Fair Value
Interest rate swap contracts, designated as cash flow hedges	Fair value of derivative instruments	$1.5	$0.5	$5.8	$8.7
Interest rate swap contracts, not designated	Fair value of derivative instruments	6.4	5.2	0.4	0.7
Total derivatives		$7.9	$5.7	$6.2	$9.4

		Effect of Derivative Instruments on Consolidated Statements of Operations and Statements of Comprehensive Income (In Millions)
		Three Months Ended March 31,
	Location of Loss (Gain) on Derivative Instruments
		2017	2016
Realized loss on non-designated interest rate swaps	Realized loss on derivative instruments, net	$0.6	$0.7
Change in fair value of derivatives, designated as cash flow hedges	Other comprehensive income	$(0.7)	$—
Realized loss on designated interest rate swap agreements	Interest and debt expense	$0.8	$—
Net (gain) loss on interest rate swaps, not designated	Unrealized (gain) loss on derivative instruments, net	$(1.5)	$4.6

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Segment and Geographic Information
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
The following table show segment information for the periods indicated and the consolidated totals reported (in thousands):

	Three Months Ended March 31,
	2017			2016
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$264,859	$743	$265,602	$163,025	$—	$163,025
Trading margin	—	392	392	—	—	—
Net gain (loss) on sale of leasing equipment	5,161	—	5,161	(1,837)	—	(1,837)
Depreciation and amortization expense	117,721	159	117,880	79,144	—	79,144
Interest and debt expense	63,128	376	63,504	33,698	—	33,698
Realized loss on derivative instruments, net	599	—	599	654	—	654
Income before income taxes(1)	41,632	315	41,947	15,653	—	15,653
Equipment held for sale at March 31	77,800	27,154	104,954	—	—	—
Goodwill at March 31	220,864	15,801	236,665	—	—	—
Total assets at March 31	8,899,311	60,748	8,960,059	4,576,761	—	4,576,761
Purchases of leasing equipment and investments in finance leases(2)	265,706	—	265,706	43,092	—	43,092
_______________________________________________________________________________

(1)
Segment income before income taxes excludes unrealized gains or losses on interest rate swaps and the write-off of deferred financing costs. Unrealized gains on interest rate swaps were $1.5 million and unrealized losses on interest rate swaps $4.6 million for the three months ended March 31, 2017 and 2016, respectively. There were no write-offs of deferred financing costs for the three months ended March 31, 2017 and 2016, respectively.

(2)
Represents cash disbursements for purchases of leasing equipment and investments in finance leases as reflected in the consolidated statements of cash flows for the periods indicated, but excludes cash flows associated with the purchase of equipment held for resale.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Segment and Geographic Information (continued)
There are no intercompany revenues or expenses between segments. Certain administrative expenses have been allocated between segments based on an estimate of services provided to each segment. A portion of the Company's equipment purchased for resale was purchased through certain sale-leaseback transactions with our shipping line customers. Due to the expected longer term nature of these transactions, these purchases are reflected as leasing equipment as opposed to equipment held for sale and the cash flows associated with these transactions are reflected as purchases of leasing equipment and proceeds from the sale of equipment in investing activities in the Company's consolidated statements of cash flows.
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
The following table represents the geographic allocation of equipment leasing revenues for the periods indicated based on customers' primary domicile (in thousands):

	Three Months Ended March 31,
	2017	2016
Total leasing revenues:
Asia	$114,377	$86,554
Europe	119,369	54,580
North America / South America	21,889	13,197
Bermuda	116	102
Other International	9,851	8,592
Total	$265,602	$163,025
As most of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, substantially all of the Company's long-lived assets are considered to be international.
The following table represents the geographic allocation of equipment trading revenues for the three months ended March 31, 2017 (the Company had no equipment trading revenues for the three months ended March 31, 2016) based on the location of sale (in thousands):

Three Months Ended March 31,
2017
Total equipment trading revenues:
Asia	$1,957
Europe	1,586
North America / South America	1,120
Other International	821
Total	$5,484

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Commitments
Purchase Commitments
At March 31, 2017, commitments for capital expenditures totaled approximately $246.0 million.
Retention Bonus Plan

Effective May 23, 2011, TCIL established a bonus plan to award bonuses to certain employees for continued service (the “Retention Bonus Plan”). In accordance with the terms of the Retention Bonus Plan agreement, specified bonus amounts, plus interest compounded annually, will be paid to all participants in the Retention Bonus Plan on May 23, 2017 (the “payment date”). The total bonus amount and its applicable compounded interest is accrued on a straight-line basis until the payment date and is recorded as an increase in accrued compensation included in accounts payable and other accrued expenses on the consolidated balance sheets and as long-term compensation expense included in transaction and other costs on the consolidated statements of operations. Specified bonus amounts will be paid to participants on the earlier of their termination date or May 23, 2017.

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
A roll-forward of the retention bonus liability balance is as follows:

(in thousands)	Total
Balance at December 31, 2016	$25,175
Accrual	2,153
Payments	(1,275)
Balance at March 31, 2017	$26,053

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

The severance balance is as follows:

(in thousands)	Total
Balance at December 31, 2016	$20,718
Accrual	(195)
Payments	(6,228)
Balance at March 31, 2017	$14,295

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Income Taxes
The consolidated income tax expense for the three months ended March 31, 2017 and 2016, respectively, was determined primarily based upon estimates of the Company's consolidated effective income tax rates for the quarter ending December 31, 2017 and 2016. Our effective tax rate increased to 16.4% for the three months ended March 31, 2017 from 9.0% in the same period in 2016. The increase in the effective tax rate is mainly due to the inclusion of income tax expense from TAL, at a higher U.S. effective tax rate.
Note 10—Related Party Transactions
Payments to Affiliate
Payments made to an affiliate for services which were mainly related to container repositioning for the periods indicated below were as follows:
Marine Container Services (India) Private Limited (“MCS”) is a related party, as MCS is party to a joint venture agreement with TCIL. Payments made to MCS for services related primarily to container operations for the periods indicated below were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Payments to MCS	$80	$73
TCIL holds a 50% interest in TriStar Container Services (Asia) Private Limited (“TriStar”) which is primarily engaged in the selling and leasing of container equipment in the domestic and short sea markets in India. TCIL includes an equity investment in TriStar on the balance sheet included in “Other assets”. TCIL has direct finance leases and a loan payable with TriStar detailed below (in thousands):

	Three Months Ended March 31,
	2017	2016
Payments received from TriStar on direct finance leases	$424	$414
Payments received from TriStar on loan payable	$43	$44
Direct finance lease balance	$12,181	$9,974
Loan payable balance	$84	$168
Note 11—Subsequent Events
We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and have determined that no events have occurred that would require adjustment to our consolidated financial statements.
Quarterly Dividend
On May 10, 2017, the Company's Board of Directors approved and declared a $0.45 per share quarterly cash dividend on its issued and outstanding common shares, payable on June 22, 2017 to shareholders of record at the close of business on June 1, 2017.
Debt Facilities

Effective April 1, 2017, both TAL and TCIL obtained the necessary consents from lenders and noteholders to appoint TCIL as manager of all of TAL’s container fleet including those containers in special purpose entities and indirect wholly owned subsidiaries of TAL that have issued asset backed notes. TCIL will replace TAL International Container Corporation, a wholly owned subsidiary of TAL as manager.

In April 2017, the Company issued $281 million of fixed rate secured notes under one of its ABS facilities. The notes, which are rated "A" by S&P were issued with an effective yield of 5.16% and have a scheduled maturity of April 2027.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" as discussed in our Annual Report on Form 10-K filed with the SEC on March 17, 2017, as amended (the "Form 10-K"). Our actual results may differ materially from those contained in or implied by any forward-looking statements.
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

Operations
Our operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of March 31, 2017, our total fleet consisted of 3,191,454 containers and chassis, representing 5,254,395 twenty-foot equivalent units ("TEU"). We have an extensive global presence, offering leasing services through 26 offices in 14 countries and approximately 470 third party container depot facilities in approximately 46 countries as of March 31, 2017. Our customers are among the largest shipping lines in the world. For the three months ended March 31, 2017, our twenty largest customers accounted for 81% of our leasing billings, our five largest customers accounted for 55% of our lease billings, our largest customer, CMA CGM, accounted for 19% of our lease billings, and our second largest customer, Mediterranean Shipping Company, accounted for 15% of our lease billings.
We lease five types of equipment: (1) dry containers, which are used for general cargo such as manufactured component parts, consumer staples, electronics and apparel, (2) refrigerated containers, which are used for perishable items such as fresh and frozen foods, (3) special containers, which are used for heavy and over-sized cargo such as marble slabs, building products and machinery, (4) tank containers, which are used to transport bulk liquid products such as chemicals, and (5) chassis, which are used for the transportation of containers. Our in-house equipment sales group manages the sale process for our used containers and chassis from our equipment leasing fleet and buys and sells used and new containers and chassis acquired from third parties.

As a result of the Merger on July 12, 2016, we added 1,561,763 units, or 2,573,086 TEU to our fleet. The following tables provide the composition of our equipment fleet as of March 31, 2017 and December 31, 2016 and the combined fleets of TCIL and TAL as of March 31, 2016, indicated in units, TEU and cost equivalent units, or "CEU". Management believes this combined fleet information is relevant when evaluating key operating metrics, such as container fleet growth and utilization, and analyzing historical trends.

	Equipment Fleet in Units(1)			Equipment Fleet in TEU(1)
	March 31, 2017	December 31, 2016	March 31, 2016	March 31, 2017	December 31, 2016	March 31, 2016
Dry	2,835,075	2,747,497	2,636,095	4,604,595	4,443,935	4,232,676
Refrigerated	220,158	217,564	202,337	422,922	417,634	387,267
Special	82,867	84,077	87,305	145,410	147,217	152,477
Tank	11,958	11,961	11,422	11,958	11,961	11,422
Chassis	21,116	21,172	21,806	38,220	38,321	39,395
Equipment leasing fleet	3,171,174	3,082,271	2,958,965	5,223,105	5,059,068	4,823,237
Equipment trading fleet	20,280	15,927	19,874	31,290	26,276	33,423
Total	3,191,454	3,098,198	2,978,839	5,254,395	5,085,344	4,856,660

	Equipment Fleet in CEU(1)
	March 31, 2017	December 31, 2016	March 31, 2016
Operating leases	6,295,201	6,126,320	5,912,651
Finance leases	360,869	368,468	250,874
Equipment trading fleet	74,638	72,646	98,041
Total	6,730,708	6,567,434	6,261,566

In the equipment fleet tables above, we have included total fleet count information based on CEU. CEU is a ratio used to convert the actual number of containers in our fleet to a figure based on the relative purchase prices of our various equipment types to that of a 20 foot dry container. For example, the CEU ratio for a 40 foot high cube dry container is 1.68, and a 40 foot high cube refrigerated container is 10.0. The CEU ratios used in this calculation may differ slightly from current actual cost ratios and CEU ratios used by others in the industry.
The following table provides the percentage of our equipment fleet in terms of units and CEU as of March 31, 2017:

Equipment Type	Percentage of total fleet in units	Percentage of total fleet in CEU
Dry	88.8%	59.8%
Refrigerated	6.9	32.1
Special	2.6	2.9
Tank	0.4	2.8
Chassis	0.7	1.3
Equipment leasing fleet	99.4	98.9
Equipment trading fleet	0.6	1.1
Total	100.0%	100.0%
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
The following table provides a summary of our lease portfolio by lease type, based on CEU on-hire as of March 31, 2017 and December 31, 2016 and the combined lease portfolios of TCIL and TAL as of March 31, 2016:

Lease Portfolio	March 31, 2017	December 31, 2016	March 31, 2016
Long-term leases	67.9%	69.7%	69.5%
Finance leases	5.9	6.3	4.6
Service leases	19.1	18.5	20.0
Expired long-term leases (units on-hire)	7.1	5.5	5.9
Total	100.0%	100.0%	100.0%
As of March 31, 2017, December 31, 2016 and March 31, 2016, our long-term and finance leases combined had average remaining contract terms of approximately 39 months, respectively, assuming no leases are renewed.
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
In general, market conditions continued to rebound strongly in the first quarter of 2017 on top of the significant improvements experienced in the second half of 2016. Global containerized trade growth remains modestly positive, but limited new container production over the last eighteen months has resulted in a very tight supply / demand balance for containers, especially for our dry container product line. During the first quarter, we were able to take advantage of the improved market conditions to drive solid improvements in most of our critical operating metrics and our financial performance.
Fleet size.    As of March 31, 2017, our fleet included 6,730,708 CEU, an increase of 2.5% from December 31, 2016, and an increase of 7.5% compared to the combined fleet size for TCIL and TAL as of March 31, 2016. The increase in our fleet size was due to significant investments in new containers and sale-leaseback transactions during the second half of 2016 and the first quarter of 2017. While new container production volumes have remained moderate overall, we have invested aggressively over the last three quarters reflecting an increase in the share of new containers purchased by leasing companies and an increase in our share of new leasing transactions. Our shipping line customers have been facing difficult market conditions for several years, including excess vessel capacity and weak freight rates, and many have been reluctant to place sizable orders for new containers. In addition, several of our container leasing competitors experienced financial challenges during the last year and have reduced their levels of new container investments. As of May 11, 2017, Triton has ordered approximately $930 million in new and sale-leaseback containers for delivery in 2017.
Utilization.    Our average utilization was 95.3% during the first quarter of 2017, an increase from 93.6% in the fourth quarter of 2016 and an increase from 94.0% in the first quarter of 2016 for the combined fleets of TCIL and TAL. As of May 11, 2017, our utilization was 96.4%. Moderate containerized trade growth and limited new dry container production has resulted in a tight supply / demand balance for containers, increased container pickup activity and reduced drop-off volumes. If trade growth remains moderately positive, we expect our utilization will increase further as our dry container product line benefits from seasonally stronger demand during the summer months and as containers previously on-hire to Hanjin continue to be recovered and re-leased to other customers.

The following tables set forth the combined equipment fleet utilization(1) for the periods indicated below.

	Quarter Ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Average Utilization	95.3%	93.6%	92.4%	93.3%	94.0%

	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Ending Utilization	95.8%	94.8%	92.6%	93.7%	93.5%
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

Average lease rates.    Average lease rates in the first quarter of 2017 for our dry container product line decreased by 1.1% from the fourth quarter of 2016 and by 12.7% from the first quarter of 2016. After falling for much of 2015 and 2016 market lease rates for dry containers increased strongly during the fourth quarter of 2016 and the first quarter of 2017 due to a rebound in new container prices and increased leasing demand. Market lease rates for dry containers are currently above the average rate of our dry container lease portfolio. However, most new container pick ups during the first quarter of 2017 were on leases negotiated in the third and fourth quarters of 2016, when market lease rates were below current levels. We expect our average dry container lease rates to stabilize, and potentially start to increase, if current market lease rate levels are sustained.
We have a large number of dry container leases with above-average lease rates expiring in 2017 and 2018. We expect the impact of these dry container lease expirations will be relatively limited if the current market lease rate level is sustained, but the negative impact from a large decrease in market lease rates could be substantial.
Average lease rates in the first quarter of 2017 for our refrigerated container product line decreased 1.1% from the fourth quarter of 2016 and by 7.5% from the first quarter of 2016. The cost of refrigerated containers has trended down over the last few years, which has led to lower market lease rates. Market lease rates for refrigerated containers increased in the first quarter of 2017 due to less aggressive investment by leasing companies though they remain below the average refrigerated container lease rates in Triton’s lease portfolio.
The average lease rates for special containers decreased approximately 4.3% in the first quarter of 2017 compared to the first quarter of 2016. Market lease rates for special containers remain below the average lease rates in Triton's lease portfolio.
Equipment disposals.  During the first quarter of 2017 we recognized a $5.2 million gain on the sale of our used containers compared to a loss of $4.3 million in the fourth quarter 2016. This improvement is primarily due to an increase in average sale prices of dry containers. During the first quarter of 2017 average dry container sales prices increased 14% from the fourth quarter of 2016.
While used dry container disposal prices increased strongly in the first quarter, average prices remained below our accounting residuals. We recorded disposal gains in the quarter due to the reversal of impairment charges taken against our inventory of container held for sale in previous periods. We regularly assess the market value of our containers held for sale and mark the containers to the lower of carrying value or market. A large number of the containers sold in the first quarter had been marked down below our accounting residuals when the containers were designated for sale in prior quarters, and we also reversed $3.8 million of impairment charges taken in prior quarters against containers remaining in assets held for sale at the end of the first quarter of 2017.
We expect used container sale prices will continue to increase in 2017 if new container prices remain at their current level and the supply of containers for the leasing market remains tight. However, we expect reduced benefits in the future from the reversal of prior impairment losses.
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

On August 31, 2016, Hanjin Shipping Co. ("Hanjin"), then one of our largest customers, filed for bankruptcy court protection and defaulted on our lease agreements. Hanjin quickly ceased active operations and notified us that they would terminate our lease agreements. Hanjin had approximately 87,000 of our containers on lease with a net book value of $243.3 million. We have gained control or negotiated the release of 91% of our containers previously on-hire to Hanjin and 54% are back on-hire to other customers or sold.
Triton had more than $100 million of credit insurance in place at the time of the Hanjin bankruptcy to cover the value of containers that are unrecoverable, costs incurred to recover containers and up to six months of lost lease revenue, subject to our deductibles. We expect that our insurance claim will offset most of the costs we incur recovering and redeploying containers, though, we will not recognize any portion of the lost lease revenue claim until it is received, and our lost lease revenue claim may be limited by our policy limits. The insurance policies did not cover our pre-default receivables. We have negotiated a $45 million advance payment. As of May 11, 2017, $11 million has been collected.

We expect it will become more difficult for us to mitigate our exposure to credit risks in the future through the purchase of credit insurance as a result of the Hanjin bankruptcy. We let our policies lapse at expiration since underwriters offered significantly reduced coverage and required a meaningful increase in insurance premiums.

Dividends
We paid the following quarterly dividends during the three months ended March 31, 2017 on our issued and outstanding common shares:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
March 20, 2017	March 30, 2017	$33.2 Million	$0.45

Results of Operations
The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016. The results for March 31, 2017 are most significantly impacted by the Merger. TCIL has been treated as the acquirer in the Merger for accounting purposes, and therefore, the results of operations for Triton, included herein, for the periods prior to the Merger on July 12, 2016 are for TCIL operations alone.

	(in thousands)
	Three Months Ended March 31,
	2017	2016
Leasing revenues:
Operating leases	$259,585	$160,995
Finance leases	6,017	2,030
Total leasing revenues	265,602	163,025

Equipment trading revenues	5,484	—
Equipment trading expenses	(5,092)	—
Trading margin	392	—

Net gain (loss) on sale of leasing equipment	5,161	(1,837)

Operating expenses:
Depreciation and amortization	117,880	79,144
Direct operating expenses	21,954	14,467
Administrative expenses	22,967	14,513
Transaction and other costs	2,472	3,411
Provision (reversal) for doubtful accounts	574	(119)
Total operating expenses	165,847	111,416
Operating income	105,308	49,772
Other expenses:
Interest and debt expense	63,504	33,698
Realized loss on derivative instruments, net	599	654
Unrealized (gain) loss on derivative instruments, net	(1,498)	4,596
Other (income), net	(742)	(233)
Total other expenses	61,863	38,715
Income before income taxes	43,445	11,057
Income tax expense	7,142	992
Net income	$36,303	$10,065
Less: income attributable to noncontrolling interest	1,692	1,323
Net income attributable to shareholders	$34,611	$8,742

Comparison of Three Months Ended March 31, 2017 to Three Months Ended March 31, 2016
The Company's operating performance and revenues were significantly impacted by the Merger on July 12, 2016 and the subsequent inclusion of TAL's results of operations and equipment fleet in Triton's financial results and operating metrics. TCIL has been treated as the acquirer in the Merger for accounting purposes, and therefore, the results of operations for Triton, included herein, for the periods prior to the date of the Merger are for TCIL operations alone.
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

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenue	$248,005	$151,679
Fee and ancillary lease revenue	11,580	9,316
Total operating lease revenue	259,585	160,995
Finance lease revenue	6,017	2,030
Total leasing revenues	$265,602	$163,025
Total leasing revenues were $265.6 million for the three months ended March 31, 2017, compared to $163.0 million in the same period in 2016. Leasing revenues for the three months ended March 31, 2017 increased by $109.9 million due to the inclusion of TAL leasing revenue as a result of the Merger, off-setting a $7.3 million decrease in leasing revenue from the TCIL fleet compared to the same period in 2016.
Per diem revenue increased by $96.3 million for the three months ended compared to the same period in 2016. The primary reasons for this increase are as follows:

•	$100.8 million increase due to the inclusion of per diem revenue, net of lease intangible amortization from the TAL fleet as a result of the Merger;

•	$8.6 million increase due to an increase of 121,883 CEU in the average number of containers on-hire under operating leases; partially offset by a

•	$13.1 million decrease due to a decrease in average CEU per diem rates.
Fee and ancillary lease revenue increased by $2.3 million for the three months ended March 31, 2017 compared to the same period in 2016. The primary reasons for this increase are as follows:

•	$5.3 million increase due to the inclusion of fees and ancillary revenues from the TAL fleet as a result of the Merger; partially offset by

•	$3.0 million decrease in re-delivery fees due to a decrease in the volume of customer re-deliveries.
Finance lease revenue increased $4.0 million for the three months ended March 31, 2017, compared to the same period in 2016 primarily due to the inclusion of $3.8 million of finance lease revenue from the TAL fleet as a result of the Merger. The average finance lease portfolio excluding finance leases acquired from TAL through the merger remained relatively flat.
Trading Margin.    Prior to the Merger, Triton did not have a trading business. Trading margin was $0.4 million for the three months ended March 31, 2017 due to the inclusion of the trading business as a result of the Merger.

Net gain (loss) on sale of leasing equipment.    Gain on sale of equipment was $5.2 million for the three months ended March 31, 2017, compared to a loss on sale of equipment of $1.8 million in the same period in 2016, an increase of $7.0 million. The primary reasons for this increase are as follows:

•	$2.9 million of the gain on sale was due to a 22% increase in our average used container selling prices;

•	$2.8 million of the gain on sale was due to the inclusion of gains on sale of leasing equipment from the TAL fleet as a result of the Merger; and a

•	$1.3 million increase due to an increase in sales volume.
Depreciation and amortization.    Depreciation and amortization was $117.9 million for the three months ended March 31, 2017, compared to $79.1 million in the same period in 2016, an increase of $38.8 million. The primary reasons for this increase are as follows:

•	$44.1 million of the increase was due to the inclusion of depreciation on the TAL fleet as a result of the Merger; partially offset by a

•
$5.3 million decrease mainly due to an impairment charge recorded as depreciation expense during the first quarter of 2016 related to certain off-lease container equipment that was not expected to be re-leased.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, store the equipment when it is not on lease and reposition equipment that has been returned to locations with weak leasing demand.
Direct operating expenses were $22.0 million for the three months ended March 31, 2017, compared to $14.5 million in the same period in 2016, an increase of $7.5 million. The primary reasons for this increase are as follows:

•	$11.4 million of this increase was due to the inclusion of direct operating expenses from the TAL fleet as a result of the Merger; partially offset by a

•	$3.9 million decrease in repairs and storage expenses resulting from a decrease in the number of idle units.
Administrative expenses.    Administrative expenses were $23.0 million for the three months ended March 31, 2017 compared to $14.5 million the three months ended March 31, 2016. The primary reasons for this increase are as follows:

•	$12.4 million of this increase was due to the inclusion of TAL administrative expenses as a result of the Merger; partially offset by a

•	$4.3 million decrease mainly due to a decrease in employee compensation expense, professional fees, and facility costs as a result of reductions in staffing levels related to the Merger.
Transaction and other non-recurring costs. Transaction and other costs include severance and employee compensation costs, legal costs and other professional fees. Transaction and other non-recurring costs related to the Merger were $1.6 million for the three months ended March 31, 2017 compared to $2.4 million for the three months ended March 31, 2016. The decrease in these Merger-related costs was mainly due to decreases in legal fees of $0.6 million and professional fees of $0.5 million partially offset by an increase in employee compensation costs of $0.3 million. Transaction and other costs for the three months ended March 31, 2017 and in the same period in 2016 also includes retention and stock compensation costs pursuant to the plans established as part of TCIL's 2011 re-capitalization. Transaction and other costs unrelated to the Merger were $0.9 million for the three months ended March 31, 2017 and $1.0 million in the same period in 2016. The decrease in Transaction and other costs unrelated to the Merger was mainly due to a reduction in stock compensation accruals when incentive stock initially granted in 2011 became fully vested for certain employees.
Provision (reversal) for doubtful accounts.    We had a provision for doubtful accounts of $0.6 million for the three months ended March 31, 2017, compared to a reversal of the provision for doubtful accounts of $0.1 million accounts in the three months ended March 31, 2016. The increase in the provision for doubtful accounts in the first three months of 2017 primarily relates to the default of a small leasing and re-sale customer.

Interest and debt expense.    Interest and debt expense was $63.5 million for the three months ended March 31, 2017, compared to $33.7 million in the same period in 2016. The primary reasons for this increase are as follows:

•	$28.3 million increase due to the inclusion of interest and debt expense from TAL from the date of the Merger;

•
$0.9 million increase due to a higher average debt balance of $3.3 billion for the three months ended March 31, 2017 compared to $3.1 billion in the same period in 2016, exclusive of TAL debt acquired; and

•	$0.6 million increase due to an increase in the average effective interest rate to 4.32% for the three months ended March 31, 2017 from 4.25% in the same period in 2016.
Realized loss on derivative instruments, net.    Realized loss on derivative instruments, net was $0.6 million for the three months ended March 31, 2017, compared $0.7 million in the same period in 2016. The decrease in the realized loss on derivative instruments, net is mainly due to amortization of the swap notional amounts.
Unrealized (gain) loss on derivative instruments. Unrealized gain on derivative instruments, net was $1.5 million for the three months ended March 31, 2017, compared to an unrealized loss on derivative instruments, net of $4.6 million in the same period in 2016. This increase was mainly due to the increase in the fair value of our interest rate swaps and cap agreements during the first quarter of 2017 due to an increase in long term interest rates. Including the unrealized gain on derivative instruments from the TAL fleet as a result of the Merger increased the unrealized gain on derivative instruments by $0.3 million.

Income taxes. Income tax expense was $7.1 million for the three months ended March 31, 2017 compared to $1.0 million in the same period in 2016. Our effective tax rate increased to 16.4% for the three months ended March 31, 2017 from 9.0% in the same period in 2016. The increase in the effective tax rate is mainly due to the inclusion of income tax expense from TAL, at a higher U.S. effective tax rate.

Income attributable to non-controlling interests. Income attributable to non-controlling interests was $1.7 million for the three months ended March 31, 2017 compared to $1.3 million in the same period in 2016, an increase of $0.4 million. The increase was a result of higher income from gains on the disposition of container rental equipment attributable to the non-controlling interests.

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
Segment income before income taxes
The following table lists the income before income taxes for the Equipment leasing and Equipment trading segments for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Income before income taxes(1)
Equipment leasing segment	$41,632	$15,653
Equipment trading segment	$315	$—
_______________________________________________________________________________

(1)
Segment income before income taxes excludes unrealized gains or losses on interest rate swaps and the write-off of deferred financing costs. Unrealized gains on interest rate swaps were $1.5 million and unrealized losses on interest rate swaps were $4.6 million for the three months ended March 31, 2017 and 2016, respectively. There were no write-offs of deferred financing costs for the three months ended March 31, 2017 and 2016, respectively.

Liquidity and Capital Resources
Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, principal payments on finance lease receivables and borrowings under our credit facilities. Our cash in-flows and borrowings are used to finance capital expenditures, meet debt service requirements and pay dividends.
For the twelve months ended March 31, 2017, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment and principal payments on our finance leases, was $738.8 million. This does not include TAL's 2016 pre-Merger cash in-flows of $152.5 million. In addition, as of March 31, 2017 we had $135.4 million of cash and cash equivalents and $923.7 million of additional borrowing capacity under our current credit facilities.
As of March 31, 2017, major committed cash outflows in the next 12 months include $894.7 million of scheduled principal payments on our existing debt facilities, $446.7 million of committed but unpaid capital expenditures, and $40.3 million in payments related to employee retention and severance plans.
We believe that cash provided by operating activities and existing cash, proceeds from the sale of our leasing equipment, principal payments on our finance lease receivables and availability under our borrowing facilities will be sufficient to meet our obligations over the next 12 months.
At March 31, 2017, our outstanding indebtedness was comprised of the following (amounts in millions):

	Current Amount Outstanding	Current Maximum Borrowing Level
Institutional notes	$2,232.8	$2,232.8
Asset backed securitization (ABS) notes	1,327.0	1,327.0
Term loan facilities	1,530.5	1,530.5
Asset backed warehouse facility	660.0	1,150.0
Revolving credit facilities	666.3	1,100.0
Capital lease obligations	126.9	126.9
Total debt outstanding	6,543.5	7,467.2
Deferred financing costs	(26.0)	—
Unamortized fair value debt adjustment	(38.9)	—
Total debt outstanding	$6,478.6	$7,467.2
The maximum borrowing levels depicted in the chart above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets.
As of March 31, 2017, we had $3,259.6 million of total debt outstanding on facilities with fixed interest rates. These fixed rate facilities are scheduled to mature between 2017 and 2027, and had a weighted average effective interest rate of 4.42% as of March 31, 2017.
As of March 31, 2017, we had $3,283.9 million of total debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). These floating rate facilities are scheduled to mature between 2017 and 2022, and had a weighted average effective interest rate of 2.85% as of March 31, 2017. Including the impact of our interest rate swaps, the weighted average effective interest rate on our floating rate facilities was 3.25% as of March 31, 2017.
We economically hedge the risks associated with fluctuations in interest rates on a portion of our floating rate borrowings by entering into interest rate swap agreements that convert a portion of our floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of March 31, 2017, we had interest rate swaps in place with a net notional amount of $1,980.3 million to fix the floating interest rates on a portion of our floating rate debt obligations, with a weighted average fixed leg interest rate of 1.64% and a weighted average remaining term of 3.9 years.
As of March 31, 2017, the Company had a combined $5,239.9 million of total debt on facilities with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap contracts. This accounts for 80.1% of total debt. The fixed facilities and fixed interest rate swap contracts had a weighted average remaining term of 4.2 years.
Overall, the Company had a weighted average effective interest rate of 3.83% as of March 31, 2017, including the impact of the swap contracts.

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
Our borrowings under the ABS facilities amortize in monthly installments, typically in level payments over ten years. The borrowing capacity under the ABS facilities is determined by applying an advance rate against the sum of the net book values of designated eligible containers plus 100% of restricted cash and in certain cases other amounts. Advance rates under the ABS facilities range generally from 80% to 87%. We are required to maintain restricted cash balances in designated bank accounts equal to three to nine months of interest expense depending on the type of facility.
Term Loan Facilities
These facilities generally provide for an advance rate against eligible equipment defined by the terms of their respective agreements. The term loan facilities amortize in monthly or quarterly installments.
Revolving Credit Facilities
We have three revolving credit facilities which have a maximum borrowing capacity of $600 million, $450 million, and $50 million and maturity dates of April 15, 2021, March 12, 2018 and May 2, 2020, respectively. These facilities generally provide for an advance rate against eligible assets defined by the terms of their respective agreements.
Asset-Backed Warehouse Facility
We have two asset-backed warehouse facilities with a combined borrowing capacity of $1,150.0 million as of March 31, 2017. One facility has a maximum borrowing capacity of $750 million that is available on a revolving basis until October 10, 2017, after which any borrowings will convert to term notes with a maturity date of October 10, 2021. The second facility has a maximum borrowing capacity of $400 million. The first $200 million of borrowing capacity under this facility is available on a revolving basis until March 10, 2019, after which any borrowings will convert to term notes with a maturity date of March 10, 2022. Incremental borrowing capacity under this facility above $200 million is available on a revolving basis until March 10, 2018, after which any borrowings will covert to term notes with a maturity date of September 20, 2019.
The borrowing capacity under the asset-backed warehouse facilities is determined by applying an advance rate against eligible equipment defined by the terms of their respective agreements. The advance rates on these facilities are 81% for the $750 million facility and 78% for the $400 million facility. The Company is required to maintain restricted cash balances in a designated bank account equal to three to five months of interest expense.
Capital Lease Obligations
We have entered into a series of lease transactions with various financial institutions to finance chassis and containers. Each lease is accounted for as a capital lease, with interest expense recognized on a level yield basis over the period preceding early purchase options, if any, which is generally 3-10 years from the transaction date.

Debt Covenants
We are subject to certain financial covenants under our debt agreements. None of the debt facilities at TCIL or TAL were impacted by the completion of the Merger. The debt agreements remain the obligations of the respective subsidiaries and all related debt covenants are calculated at the subsidiary level. Covenant compliance is tested at TCIL and TAL in their capacity as borrowers as well as in their capacity as managers for certain wholly-owned special purpose entities (“SPEs”). As of March 31, 2017, we were in compliance with all such covenants. Below are the primary financial covenants to which we are subject:

TCIL Facilities:

•	Ratio of Consolidated Net Income Available for Fixed Charges to Fixed Charges ("Fixed Charge Coverage Ratio");

•	Consolidated Tangible Net Worth ("Minimum CTNW"); and

•	Funded Debt Ratio.
TAL Facilities:

•	Minimum Earnings Before Interest and Taxes ("Covenant EBIT") to Cash Interest Expense;

•	Minimum Tangible Net Worth ("TNW"); and

•	Maximum Indebtedness to TNW.
Pursuant to the terms of certain debt agreements, we are also required to maintain certain restricted cash accounts. As of March 31, 2017, we had restricted cash of $57.6 million.

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

TCIL - Fixed Charge Coverage Ratio

The Fixed Charge Coverage Ratio is a six-quarter average of the ratio of consolidated net income of the TCIL subsidiary of Triton available for fixed charges to fixed charges. Consolidated net income for fixed charges is the sum of consolidated net income for such period, plus cash distributions received from unrestricted subsidiaries, plus all fixed charges. Consolidated net income excludes any non-cash gains and/or losses resulting from derivatives, and Merger costs ranging from $45 million for TCIL Institutional Notes to $65 million for TCIL Bank Facilities. Fixed charges are the sum of interest expense, imputed interest expense on capitalized leases, operating rental obligations other than those related to container equipment and operating rental expense on operating leases of container equipment.

Entity/Issuer	Minimum Fixed Charge Coverage Ratio to Fixed Charges	Actual Fixed Charge Coverage Ratio to Cash Interest Expense Ratio
TCIL Bank Facilities and Institutional Notes	1.25	1.48

TCIL - Minimum CTNW
Consolidated Tangible Net Worth ("CTNW") of the TCIL subsidiary of Triton is defined as the equity of TCIL and its restricted subsidiaries, excluding any non-cash gains and/or losses from derivatives, less the sum of all intangible assets and restricted investments of TCIL and its subsidiaries. CTNW is to be no less than $855 million. For the purpose of calculating Minimum CTNW, TCIL's investments in unrestricted subsidiaries are included in equity. As of March 31, 2017, the actual CTNW was $1,210.3 million.

TCIL - Funded Debt Ratio
Funded Debt Ratio is the ratio of total debt of the TCIL subsidiary of Triton to CTNW plus deferred income related to the sales of container equipment to subsidiaries.

Entity/Issuer	Maximum Funded Debt Ratio	Actual Funded Debt Ratio
TCIL	4.00	3.67
TAL - Minimum Covenant EBIT to Cash Interest Expense
For the purpose of this covenant, Covenant EBIT is calculated based on the cumulative sum of earnings before interest expense and income taxes for the last four quarters, net gain or losses on interest rate swaps, certain non-cash charges, and Merger costs up to $40 million on all entities except for the manager level test for ABS term notes. Cash Interest Expense is calculated based on cumulative interest expense over the last four quarters adjusted to exclude interest income, amortization of deferred financing costs, and the difference between current and prior period interest expense accruals.

Minimum Covenant EBIT to Cash Interest Expense is calculated on a consolidated basis for our TAL subsidiary of Triton and for certain of our wholly-owned special purpose entities ("SPEs"), whose primary activity is to issue TAL asset-backed notes. Covenant EBIT for each of our SPEs is calculated based on the net earnings generated by the assets pledged as collateral for the underlying debt issued. The actual Covenant EBIT to Cash Interest Expense ratio for each SPE may differ depending on the specific net earnings associated with those pledged assets.

Entity/Issuer	Minimum Covenant EBIT to Cash Interest Expense Ratio	Actual Covenant EBIT to Cash Interest Expense Ratio
TAL - borrower level test	1.10	1.61
TAL - manager level test for ABS term notes	1.10	1.50
TAL asset backed warehouse	1.30	1.86
TAL asset backed securitization term notes	1.10	2.05*
* Reflects the weighted average for all series of notes issued by TAL Advantage V, LLC. Each series of notes must comply separately with this covenant, and as of March 31, 2017, each series is in compliance.
TAL - Minimum Tangible Net Worth
Minimum Tangible Net Worth ("TNW") is calculated as total tangible assets less total indebtedness which excludes the fair value of derivative instruments liability. The Minimum TNW requirement in relation to our TAL subsidiary of Triton ranges from $300.0 million to $755.6 million. As of March 31, 2017, the actual TNW was $982.3 million.
TAL - Maximum Indebtedness to TNW
Maximum Indebtedness to TNW is calculated as the ratio of Indebtedness to TNW for our TAL subsidiary.

Entity/Issuer	Maximum Indebtedness to TNW Ratio	Actual Indebtedness to TNW Ratio
TAL	4.75	3.36

Cash Flow
The following table sets forth certain cash flow information presented for the three months ended March 31, 2017 and 2016, respectively (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$162,941	$106,768
Net cash (used in) investing activities	$(215,543)	$(7,111)
Net cash provided by (used in) financing activities	$74,846	$(105,876)
Operating Activities
Net cash provided by operating activities increased by $56.1 million to $162.9 million in the three months ended March 31, 2017, compared to $106.8 million in the same period in 2016. This increase is due to the inclusion of $70.5 million related to the operations of TAL for the first quarter of 2017. This increase was partially offset by a decrease in TCIL's operating profitability of $14.3 million.
Investing Activities
Net cash used in investing activities increased by $208.4 million to $215.5 million in the three months ended March 31, 2017, compared to $7.1 million in the same period in 2016. This increase was primarily due to an increase in the purchases of leasing equipment of $222.6 million, partially offset by an increase in cash collections of finance lease receivables of $11.7 million mainly due to an increase in the size of the finance lease portfolio as a result of the inclusion of TAL collections in the first quarter of 2017.
Financing Activities
In the three months ended March 31, 2017, cash flows provided by financing activities increased by $180.7 million to $74.8 million, compared to cash flows used in financing activities of $105.9 million in the same period in 2016. Cash flows provided by financing activities increased by $219.9 million due to net borrowings under debt facilities of $120.3 million compared to net payments under debt facilities of $99.6 million in the same period in 2016. In addition, distributions made to non-controlling interests decreased by $2.1 million. These increases in cash provided by financing activities were partially offset by dividend payments of $33.2 million and an increase in restricted cash balances of $8.1 million in the first quarter of 2017.

Contractual Obligations
We are party to various operating and capital leases and are obligated to make payments related to our borrowings. We are also obligated under various commercial commitments, including obligations to our equipment manufacturers. Our equipment manufacturer obligations are in the form of conventional accounts payable, and are satisfied by cash flows from operations and financing activities.
The following table summarizes our contractual obligations and commercial commitments as of March 31, 2017:

	Contractual Obligations by Period
Contractual Obligations:	Total	Remaining 2017	2018	2019	2020	2021 and thereafter
	(dollars in millions)
Principal debt obligations	$6,416.8	$489.0	$915.2	$1,072.2	$928.7	$3,011.7
Interest on debt obligations(1)	964.7	184.5	219.2	182.5	144.9	233.6
Capital lease obligations(2)	145.6	27.5	32.0	11.2	10.8	64.1
Operating leases (mainly facilities)	7.4	2.1	3.6	1.2	0.3	0.2
Purchase obligations:
Equipment purchases payable	200.7	200.7	—	—	—	—
Equipment purchase commitments	246.0	246.0	—	—	—	—
Retention bonus and severance benefit commitment	40.3	40.3
Total contractual obligations	$8,021.5	$1,190.1	$1,170.0	$1,267.1	$1,084.7	$3,309.6
_______________________________________________________________________________

(1)	Amounts include actual for fixed interest debt and estimated interest for floating rate debt based on March 31, 2017 rates and the net effect of our interest rate swaps.

(2)	Amounts include interest.
Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Critical Accounting Policies
Our consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles, which require us to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Our estimates are based on historical experience and currently available information. Actual results could differ from such estimates. Our critical accounting policies are discussed in our Form 10-K.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
As of March 31, 2017, we had interest rate swap and cap agreements in place to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Derivatives	Net Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Cap Rate	Weighted Average Remaining Term
Interest rate swaps	$1,980.3 Million	1.64%	—%	3.9 years
Interest rate caps	$76.8 Million	—%	4.0%	0.7 years
Certain of our interest rate swap agreements are designated as cash flow hedges for accounting purposes, and any unrealized gains or losses related to the changes in fair value are recognized in accumulated comprehensive income and re-classed to interest and debt expense as they are realized. A portion of our swap portfolio is not designated and changes in the fair value of non-designated interest rate swap agreements are recognized in the consolidated statements of operations as net gains or losses on interest rate swaps and reclassified to realized loss or gain on interest rate swap agreements as they are realized. We recognized activity on our interest rate swap agreement for the three months ended March 31, 2017 and 2016 (amounts in millions):

		Effect of Derivative Instruments on Consolidated Statements of Operations and Statements of Comprehensive Income (In Millions)
		Three Months Ended March 31,
	Location of Loss (Gain) on Derivative Instruments
		2017	2016
Realized loss on non-designated interest rate swaps	Realized loss on derivative instruments, net	$0.6	$0.7
Change in fair value of derivatives, designated as cash flow hedges	Other comprehensive income	$(0.7)	$—
Realized loss on designated interest rate swap agreements	Interest and debt expense	$0.8	$—
Net (gain) loss on interest rate swaps, not designated	Unrealized (gain) loss on derivative instruments, net	$(1.5)	$4.6

Approximately 60% of our floating rate debt is hedged using interest rate swaps which helps mitigate the impact of changes in short-term interest rates. However, a 100 basis point increase in the interest rates on our floating rate debt (primarily LIBOR) would result in an increase of approximately $12.0 million in interest expense over the next 12 months.
Foreign currency exchange rate risk

Although we have significant foreign-based operations, the U.S. dollar is the operating currency for the large majority of our leases and obligations. Almost all of our revenues and the majority of our operating expenses for the three months ended March 31, 2017 and 2016 were denominated in U.S. dollars. However, we pay our non-U.S. employees in local currencies, and certain of our direct container expenses are denominated in foreign currencies. During the three months ended March 31, 2017 and 2016 our direct container expenses paid in foreign currency were approximately $16.7 million and $4.4 million, respectively, and our total direct container expenses were approximately $22.0 million, and $14.5 million, respectively.

During the three months ended March 31, 2017 and 2016, net foreign currency exchange gains and losses recorded in Administration expenses to the Statement of Operations with our foreign subsidiaries were minimal. This activity resulted primarily from fluctuations in exchange rates related to our subsidiaries with Euro and Pound Sterling functional currencies.

ITEM 4.    CONTROLS AND PROCEDURES.
Our senior management has evaluated the effectiveness and design of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e)), as of March 31, 2017. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded, as of March 31, 2017, that our disclosure controls and procedures were effective.
Since the date of the Merger, the Company has continued to utilize two separate fleet control and accounting systems along with separate accounting processes and controls to account for the TCIL and TAL subsidiaries. New processes have been put in place to consolidate the financial results of the merged companies; however, these new procedures and controls are not yet fully documented. We anticipate implementing one consolidated fleet management system and the related integration of accounting processes and controls during the second quarter of 2017. There have been no other material changes in internal controls during the first quarter of 2017.

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
ITEM 1A.    RISK FACTORS.
For a detailed discussion of our risk factors, refer to our Form 10-K.
ITEM 6.    EXHIBITS.

Exhibit Number	Exhibit Description
31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Instance Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
______________________________________________________________________________

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRITON INTERNATIONAL LIMITED

May 15, 2017	By:	/s/ JOHN BURNS
John Burns
Chief Financial Officer