Form 10-Q
period 2017-06-30
Triton International Ltd
filed 2017-08-11
CIK 1660734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2017
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
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☐    NO ☒
As of August 7, 2017, there were 74,536,402 common shares, $0.01 par value, of the Registrant outstanding.

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

ITEM 1.    FINANCIAL STATEMENTS
TRITON INTERNATIONAL LIMITED
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS:
Leasing equipment, net of accumulated depreciation of $1,994,936 and $1,787,505	$7,813,214	$7,370,519
Net investment in finance leases	325,125	346,810
Equipment held for sale	72,824	99,863
Revenue earning assets	8,211,163	7,817,192
Cash and cash equivalents	169,659	113,198
Restricted cash	112,118	50,294
Accounts receivable, net of allowances of $27,791 and $28,609	187,364	173,585
Goodwill	236,665	236,665
Lease intangibles, net of accumulated amortization of $103,406 and $56,159	199,350	246,598
Insurance receivables	—	17,170
Other assets	51,038	53,126
Fair value of derivative instruments	6,604	5,743
Total assets	$9,173,961	$8,713,571
LIABILITIES AND SHAREHOLDERS' EQUITY:
Equipment purchases payable	$153,594	$83,567
Fair value of derivative instruments	9,625	9,404
Accounts payable and other accrued expenses	116,604	143,098
Net deferred income tax liability	325,836	317,316
Debt, net of unamortized deferred financing costs of $36,089 and $19,999	6,747,002	6,353,449
Total liabilities	7,352,661	6,906,834
Shareholders' equity:
Common shares, $0.01 par value, 294,000,000 shares authorized 74,536,402 and 74,376,025 shares issued and outstanding, respectively	745	744
Undesignated shares $0.01 par value, 6,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	693,715	690,418
Accumulated earnings	965,057	945,313
Accumulated other comprehensive income	23,953	26,758
Total shareholders' equity	1,683,470	1,663,233
Non-controlling interests	137,830	143,504
Total equity	1,821,300	1,806,737
Total liabilities and shareholders' equity	$9,173,961	$8,713,571

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Leasing revenues:
Operating leases	$276,160	$156,367	$535,745	$317,362
Finance leases	5,779	1,966	11,796	3,996
Total leasing revenues	281,939	158,333	547,541	321,358

Equipment trading revenues	12,755	—	18,239	—
Equipment trading expenses	(11,427)	—	(16,519)	—
Trading margin	1,328	—	1,720	—

Net gain (loss) on sale of leasing equipment	9,639	(1,930)	14,800	(3,767)

Operating expenses:
Depreciation and amortization	124,091	81,132	241,971	160,276
Direct operating expenses	15,609	12,015	37,563	26,482
Administrative expenses	22,068	13,166	45,035	27,679
Transaction and other costs	836	3,537	3,308	6,948
(Benefit) provision for doubtful accounts	(113)	(52)	461	(171)
Total operating expenses	162,491	109,798	328,338	221,214
Operating income	130,415	46,605	235,723	96,377
Other expenses:
Interest and debt expense	70,777	33,491	134,281	67,189
Realized loss on derivative instruments, net	283	749	882	1,403
Unrealized loss (gain) on derivative instruments, net	789	4,133	(709)	8,729
Write-off of deferred financing costs	43	141	43	141
Other (income), net	(974)	(756)	(1,716)	(989)
Total other expenses	70,918	37,758	132,781	76,473
Income before income taxes	59,497	8,847	102,942	19,904
Income tax expense	11,483	1,192	18,625	2,184
Net income	$48,014	$7,655	$84,317	$17,720
Less: income attributable to noncontrolling interest	2,343	1,481	4,035	2,804
Net income attributable to shareholders	$45,671	$6,174	$80,282	$14,916
Net income per common share—Basic	$0.62	$0.15	$1.09	$0.37
Net income per common share—Diluted	$0.62	$0.15	$1.08	$0.37
Cash dividends paid per common share	$0.45	$—	$0.90	$—
Weighted average number of common shares outstanding—Basic	73,763	40,362	73,752	40,361
Dilutive restricted shares	414	—	356	—
Weighted average number of common shares outstanding—Diluted	74,177	40,362	74,108	40,361

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$48,014	$7,655	$84,317	$17,720
Other comprehensive income (loss):
Change in fair value of derivative instruments designated as cash flow hedges (net of income tax effect of $(2,367), $0, $(2,109) and $0, respectively)	(4,349)	—	(3,917)	—
Reclassification of loss on interest rate swap agreements designated as cash flow hedges (net of income tax effect of $204, $0, $461 and $0, respectively)	490	—	1,000	—
Foreign currency translation adjustment	115	(245)	112	(144)
Other comprehensive (loss), net of tax	(3,744)	(245)	(2,805)	(144)
Comprehensive income	44,270	7,410	81,512	17,576
Less:
Comprehensive income attributable to noncontrolling interest	2,343	1,481	4,035	2,804
Comprehensive income, attributable to shareholders	$41,927	$5,929	$77,477	$14,772

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$84,317	$17,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	241,971	160,276
Amortization of deferred financing costs and other debt related amortization	6,761	2,672
Amortization of lease premiums	46,532	—
Share compensation expense	3,298	2,288
Net (gain) loss on sale of leasing equipment	(14,800)	3,767
Unrealized (gain) loss on derivative instruments	(709)	8,729
Write-off of deferred financing costs	43	141
Deferred income taxes	17,106	449
Changes in operating assets and liabilities:
Accounts receivable	398	(2,010)
Accounts payable and other accrued expenses	(25,396)	(5,493)
Net equipment sold for resale activity	248	—
Other assets	(2,316)	746
Net cash provided by operating activities	357,453	189,285
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(665,473)	(64,098)
Proceeds from sale of equipment, net of selling costs	90,139	60,820
Cash collections on finance lease receivables, net of income earned	29,953	7,911
Other	55	(574)
Net cash (used in) provided by investing activities	(545,326)	4,059
Cash flows from financing activities:
Redemption of common shares	—	(376)
Debt issuance costs	(19,844)	(5,068)
Borrowings under debt facilities	1,582,882	44,700
Payments under debt facilities and capital lease obligations	(1,180,787)	(188,304)
(Increase) decrease in restricted cash	(61,824)	1,656
Dividends paid	(66,384)	—
Distributions to noncontrolling interest	(9,709)	(12,853)
Net cash provided by (used in) financing activities	244,334	(160,245)
Net increase in cash and cash equivalents	$56,461	$33,099
Cash and cash equivalents, beginning of period	113,198	56,689
Cash and cash equivalents, end of period	$169,659	$89,788
Supplemental non-cash investing activities:
Equipment purchases payable	$153,594	$1,232

   The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of the Business
Description of the Business
Triton International Limited ("Triton" or the "Company"), through its subsidiaries, leases intermodal transportation equipment, primarily maritime containers, and provides maritime container management services through a worldwide network of service subsidiaries, third-party depots and other facilities. The majority of the Company's business is derived from leasing its containers to shipping line customers through a variety of long-term and short-term contractual lease arrangements. The Company also sells containers from its equipment leasing fleet as well as containers specifically acquired for resale from third parties. The Company's registered office is located in Bermuda.

On July 12, 2016, Triton Container International Limited ("TCIL") and TAL International Group, Inc. ("TAL") combined in an all-stock merger (the "Merger"). Under the terms of the transaction agreement, TCIL and TAL combined under a newly formed company, Triton.

The consideration for the transaction was paid with Triton common shares. TAL stockholders received one Triton common share in exchange for each TAL common share and TCIL shareholders received approximately 0.8 Triton common shares for each TCIL common share. The fair value of the consideration, or the purchase price, was approximately $510.2 million. This amount was derived based on the fair value of the shares issued to TAL stockholders on July 12, 2016 when the closing share price was $15.28 per share.
Basis of Presentation
The unaudited consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all information and footnotes required by GAAP for complete financial statements.
The interim consolidated balance sheet as of June 30, 2017, the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2017 and 2016, and the consolidated statement of cash flows for the six months ended June 30, 2017 and 2016 are unaudited. The consolidated balance sheet as of December 31, 2016, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. These unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company’s financial position as of June 30, 2017 and its consolidated results of operations and comprehensive income for the three and six months ended June 30, 2017 and 2016, and the consolidated statement of cash flows for the six months ended June 30, 2017 and 2016. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2017 or for any other future annual or interim period.
The unaudited consolidated financial statements include TAL’s results of operations after July 12. 2016, the Merger completion date. The consolidated financial statements presented for periods prior to the Merger represent historical financial statements of TCIL, the accounting acquirer in the Merger.
These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K which was filed with the SEC on March 17, 2017. The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain changes in presentation have been made to conform the prior period presentation to current period reporting.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Description of the Business (continued)
Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Such estimates include, but are not limited to, estimates in connection with purchase accounting, residual value, depreciable lives, value of assets held for sale, and estimates related to the bankruptcy of a lessee (including amounts for recoveries under insurance policies as described below).
Lessee Bankruptcy in 2016
On August 31, 2016, Hanjin Shipping Co. ("Hanjin"), a lessee of the Company, filed for court protection and immediately began a liquidation process. At that time, the Company had approximately 87,000 container units on lease to Hanjin with a net book value of $243.3 million. As of June 30, 2017, the Company has gained control or negotiated the release of 92% of our containers previously leased to Hanjin of which approximately 70% are leased to other customers or sold.

The Company maintained credit insurance to cover the value of such containers that are unrecoverable, costs incurred to recover containers and a portion of lost lease revenue (limited up to six months or until a container is recovered, repaired, and available for re-lease) all subject to a deductible. The Company recorded a charge of $29.7 million during the third quarter ended September 30, 2016 comprised of bad debt expense and a charge for costs not expected to be recovered due to deductible limits in connection with the Hanjin bankruptcy. The insurance policies did not cover its pre-default receivables. The Company has negotiated a $45 million advance partial payment from its insurance providers, of which $44.5 million has been collected. The Company currently believes the anticipated losses as a result of Hanjin will be recoverable under the insurance policies, subject to the deductible limits.

Pro Forma Disclosure
The following table provides the unaudited pro forma results of operations, which gives effect to the Merger as if it had occurred on January 1, 2016. The pro forma results of operations reflects adjustments (i) to leasing revenues for the amortization of the excess of the fair value of operating lease contracts over the current market rate (ii) to adjust depreciation and amortization expense resulting from the write-down of leasing equipment to fair value and (iii) to eliminate non-recurring charges that were incurred in connection with the transactions including acquisition-related share-based compensation, transaction costs related to legal, accounting, and other advisory fees, and transaction costs related to retention and benefit costs.
The unaudited pro forma results do not include any anticipated synergies or other expected benefits of the Merger. The unaudited pro forma financial information presented below is not necessarily indicative of either future results of operations or results that might have been achieved had the Merger occurred as of January 1, 2016 (in thousands):

	Three months ended June 30, 2016	Six months ended June 30, 2016
Total leasing revenues	$271,653	$553,279
Net income attributable to shareholders	$4,925	$12,373
Concentration of Credit Risk

The Company's equipment lease and trade receivables subject it to potential credit risk. The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis. The Company's two largest customers CMA CGM and Mediterranean Shipping Company, accounted for 19% and 15% of the Company's lease billings during the six months ended June 30, 2017.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Description of the Business (continued)
New Accounting Pronouncements
Recently Adopted Accounting Standards Updates
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. ASU No. 2016-09 ("ASU No. 2016-09") Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. The guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under this ASU, all excess tax benefits and deficiencies related to employee share-based compensation will be recognized within the provision for income taxes rather than additional paid-in capital. The Company adopted the guidance on January 1, 2017 which resulted in the recognition of excess tax benefits for prior periods as a reduction in our Net deferred income tax liability account and an increase in accumulated earnings in the amount of $6.6 million. The Company has not recognized any excess tax benefits for the three and six months ended June 30, 2017 since no equity awards have vested in those periods. In addition, the adoption of this ASU had no impact on the consolidated financial statements with respect to forfeited awards since historically the Company’s forfeitures have been minimal and therefore had not estimated a forfeitures rate.
Recently Issued Accounting Standards Updates
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) that replaces existing lease accounting guidance. Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

•	A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and

•	A right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term.

The accounting that will be applied by lessors under ASC 842 is largely unchanged from previous GAAP. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and ASC 606, Revenue from Contracts with Customers. The new lease guidance will become effective for the Company for periods beginning after December 15, 2018. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), amending previous updates regarding this topic. Leasing revenue recognition is specifically excluded from this ASU, and therefore, the new standard will only apply to equipment trading revenues and sales of leasing equipment. The Company expects the impact of adoption of this ASU to be minimal since the majority of its sales contracts are for containers and do not contain multiple elements. The effective date is interim periods beginning after December 15, 2017. Earlier application is permitted. The Company is currently evaluating the transition method that will be elected and the potential effects of adopting the provisions of this ASU.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. The guidance affects trade receivables and net investments in leases. The guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectability. The new guidance will be effective for fiscal years and interim periods beginning after December 15, 2019 and early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Different components of the guidance require modified retrospective and/or prospective adoption. Based on the composition of the Company's receivables, current market conditions, and historical credit loss activity, the adoption of this ASU is not expected to have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Receipts and Cash Payments. The updated amendment provides guidance as to where certain cash flow items are presented, including, debt prepayment or debt extinguishment costs and proceeds from the settlement of insurance claims. The update to the standard is effective for the Company for periods beginning after December 15, 2017. The Company expects the impact of adoption of this ASU to have a minimal effect on the presentation in the consolidated financial statements.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Description of the Business (continued)
In October 2016, FASB issued ASU No. 2016-16, Accounting for Income Taxes (Topic 740): Intra-Entity Asset Transfers of Assets Other than Inventory. The ASU eliminates the deferral of the tax effects of intra-entity asset transfers other than inventory. As a result, the tax expense from the intercompany sale of assets, other than inventory, and associated changes to deferred taxes will be recognized when the sale occurs even though the pre-tax effects of the transaction have not been recognized. The update to the standard is effective for the Company for periods beginning after December 15, 2017. The Company is evaluating the effect the guidance will have on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The update to the standard is effective for the Company for periods beginning after December 15, 2017. The Company is evaluating the effect the guidance will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The guidance eliminates Step 2 from the goodwill impairment test. In addition, the amendment eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. For public companies, this ASU is effective for fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is in the process of evaluating the impact of this pronouncement, and does not expect it have a significant impact on the consolidated financial statements.

In May 2017, FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The effective date is interim periods beginning after December 15, 2017. The Company is in the process of evaluating the impact of this ASU and does not expect it to have a significant impact on the consolidated financial statements.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Fair Value of Financial Instruments
Fair value represents the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes the following fair value hierarchy when selecting inputs for its valuation techniques, with the highest priority given to Level 1:

•	Level 1—Financial assets and liabilities whose values are based on observable inputs such as quoted prices for identical instruments in active markets.

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
The Company’s debt fair value was measured using Level 2 inputs. The carrying value and debt fair value are summarized in the following table (in thousands):

	June 30, 2017	December 31, 2016
Liabilities
Total debt(1) - carrying value	$6,818,125	$6,415,664
Total debt(1) - fair value	$6,851,329	$6,316,229
______________________________________________________________________________
(1) Excludes unamortized deferred financing costs of $36.1 million and $20.0 million as of June 30, 2017 and December 31, 2016, respectively.
The Company’s equipment held for sale fair value is measured using Level 2 inputs and is based on recent sales prices and other factors. Equipment held for sale is recorded at the lower of fair value or carrying value and an impairment charge is recorded when the carrying value of the asset exceeds its fair value. The following table summarizes the portion of the Company’s equipment held for sale measured at fair value and the cumulative impairment charges recorded to net gain (loss) on sale of leasing equipment through the periods indicated below (in thousands):

	June 30, 2017	December 31, 2016
Assets
Equipment held for sale - assets at fair value(1)	$16,889	$41,067
Cumulative impairment charges(2)	$(4,514)	$(12,063)
___________________________________________________________________________
(1) Represents the carrying value of containers included in equipment held for sale in the consolidated balance sheets that have been impaired to write down the value of the containers to their estimated fair value less cost to sell.

(2) Represents the cumulative impairment charges recognized on equipment held for sale from the date of designated held for sale status to the indicated period end date.

The Company recognized net impairment reversals of $0.5 million and $1.0 million for the three and six months ended June 30, 2017, respectively. There were no impairment reversals or charges for the three and six months ended June 30, 2016.
For the fair value of derivatives, please see Note 6 - "Derivative Instruments".
Cash and cash equivalents, accounts receivable, equipment purchases payable, and accounts payable carrying amounts approximate fair values because of the short-term nature of these instruments. The Company’s other financial and non-financial assets, which include leasing equipment, finance leases, intangible assets and goodwill, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and the Company is required to evaluate the other financial and non-financial asset for impairment, a resulting asset impairment would require that these assets be recorded at fair value.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Share Based Compensation and Other Equity Matters
The Company recognizes share-based compensation expense for share-based payment transactions based on the grant date’s calculated fair value. The expense is recognized over the employee's requisite service period which is generally the vesting period of the equity award.
The Company recognized $2.2 million and $3.3 million of compensation expense in administrative expenses for the three and six months ended June 30, 2017. The Company recognized $0.9 million and $2.3 million of compensation expense in administrative expenses for the three and six months ended June 30, 2016 related to options granted under TCIL's option plan established prior to the Merger.

As of June 30, 2017, the total unrecognized compensation expense related to non-vested restricted shares was approximately $9.6 million, which is expected to be recognized through fiscal year 2019.

During the six months ended June 30, 2017, the Company granted 121,702 restricted shares to certain employees. Additional shares may be granted based upon the Company's performance measured against selected peers. During the three months ended June 30, 2017, the Company granted 38,675 shares to directors which vested immediately.
Accumulated Other Comprehensive Income
The following table summarizes the components of accumulated other comprehensive income (loss), net of tax for the six months ended June 30, 2017 and 2016 (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2016	$31,182	$(4,424)	$26,758
Change in fair value of derivative instruments designated as cash flow hedges	(3,917)	—	(3,917)
Reclassification of loss on interest rate swap agreements designated as cash flow hedges	1,000	—	1,000
Foreign currency translation adjustment	—	112	112
Other comprehensive (loss) income	(2,917)	112	(2,805)
Balance as of June 30, 2017	$28,265	$(4,312)	$23,953

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2015	$—	$(3,666)	$(3,666)
Foreign currency translation adjustment	—	(144)	(144)
Other comprehensive (loss)	—	(144)	(144)
Balance as of June 30, 2016	$—	$(3,810)	$(3,810)

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Share Based Compensation and Other Equity Matters (continued)
The following table summarizes the reclassifications out of accumulated other comprehensive income (in thousands):

	Amounts Reclassified From Accumulated Other Comprehensive Income				Affected Line Item in the Consolidated Statements of Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Reclassification of loss on interest rate swap agreements	$694	$—	$1,461	$—	Interest and debt expense
Income tax (benefit)	(204)	—	(461)	—	Income tax expense
Amounts reclassified from accumulated other comprehensive income, net of tax	$490	$—	$1,000	$—	Net income

Note 4—Net Investment in Finance Leases
The following table summarizes the components of the net investment in finance leases (in thousands):

	June 30, 2017	December 31, 2016
Future minimum lease payment receivable	$324,047	$353,811
Estimated residual values	64,419	65,793
Gross finance lease receivables	388,466	419,604
Unearned income	(63,341)	(72,794)
Net investment in finance leases, net of allowances	$325,125	$346,810
The Company maintains allowances, if necessary, for doubtful accounts and estimated losses resulting from the inability of its lessees to make required payments under finance leases. These allowances are based on, but not limited to, each lessee’s payment history, management’s current assessment of each lessee’s financial condition and the adequacy of the fair value of containers that collateralize the leases compared to the book value of the related net investment in finance leases. The Company currently does not have an allowance on its gross finance lease receivables.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Debt
The following table summarizes the components of debt (in thousands):

	June 30, 2017	December 31, 2016
Institutional notes	$2,171,857	$2,233,874
Asset backed securitization (ABS) notes	1,858,603	1,384,235
Term loan facilities	1,801,691	1,332,030
Asset backed warehouse facility	596,000	660,000
Revolving credit facilities	267,250	708,750
Capital lease obligations	122,724	96,775
Total debt outstanding	6,818,125	6,415,664
Deferred financing costs	(36,089)	(19,999)
Purchase price debt adjustment	(35,034)	(42,216)
Debt, net	$6,747,002	$6,353,449
As of June 30, 2017, the Company had $3,748.7 million of debt outstanding on facilities with fixed interest rates and $3,069.4 million of debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). The Company economically hedges the risks associated with fluctuations in interest rates on a portion of its floating rate borrowings by entering into interest rate swap agreements that convert a portion of its floating rate debt to a fixed rate basis. As of June 30, 2017, the Company had interest rate swaps in place with a notional amount of $1,964.2 million to fix the floating interest rates on a portion of its floating rate debt obligations.
The Company is subject to certain financial covenants under its debt facilities, and as of June 30, 2017, was in compliance with all such covenants.
Debt Facilities

Effective April 1, 2017, both TAL and TCIL obtained the necessary consents from lenders and noteholders to appoint TCIL as manager of all of TAL’s container fleet including those containers in special purpose entities of TAL. TCIL replaced TAL International Container Corporation, a wholly owned subsidiary of TAL, as manager.

Asset Backed Securitization (ABS) Notes
The Company completed an offering of $281 million of Class A fixed rate asset-backed notes during the second quarter of 2017. The notes have a contractual weighted average interest rate of 4.50% and a scheduled maturity of April 20, 2027.

The Company completed an offering of $318.9 million of Class A and B fixed rate asset-backed notes during the second quarter of 2017. The notes have a contractual weighted average interest rate of 3.57% and a scheduled maturity date of June 21, 2027.

Term Loan Facilities
The Company secured financing on one of its owned properties for $18.8 million during the first quarter of 2017. This arrangement has a contractual weighted average interest rate of three-month libor plus 2.25% margin and a scheduled maturity date of March 1, 2020.

The Company increased its borrowings on certain existing term loan facilities by $75 million during the first quarter of 2017. This incremental borrowing amendment has a contractual weighted average interest rate of one-month libor plus 2.50% margin and a scheduled maturity date of June 20, 2022 which is aligned with the previous increases under this facility.

The Company entered into a new term note for the amount of $50 million during the first quarter of 2017. This borrowing has a contractual weighted average interest rate of one-month libor plus 2.35% margin and a scheduled maturity date of December 19, 2020.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Debt (continued)
The Company borrowed an additional $50 million on an existing term loan facility during the second quarter of 2017. This incremental borrowing has a contractual weighted average interest rate of three-month libor plus 2.25% margin and a scheduled maturity date of June 20, 2021 which is aligned with the previous loans under this facility.

The Company entered into a term loan facility of $260 million during the second quarter of 2017. The term loan facility has a contractual weighted average interest rate of three-month libor plus 2.25% margin and a scheduled maturity date of June 16, 2022.

Asset Backed Warehouse Facility
The Company entered into a floating rate ABS warehouse facility with a borrowing capacity of $400 million during the first quarter of 2017. The first $200 million of this commitment has a one year revolving period followed by an eighteen month term period. The second $200 million of this commitment has a two year revolving period followed by a three year term period. This ABS facility has a contractual weighted average interest rate ranging from 2.25% to 4.25% plus three-month libor with a scheduled maturity date of March 21, 2022.

Revolving Credit Facilities

The Company increased its credit limit on its asset backed revolving credit facility from $600 million to $1,025 million, and extended the term of the facility to June 16, 2022 during the second quarter of 2017. This revolving credit facility’s weighted average interest rate remained at one-month libor plus 2.00%.

The Company terminated a $450 million revolving credit facility during the second quarter of 2017.

Capital Lease Obligations

The Company entered into two lease transactions with financial institutions to finance the purchase of new containers for approximately $35 million during the first quarter of 2017. The lease transactions are accounted for as capital leases over the term period of eight years and contain two early buyout options.
Note 6—Derivative Instruments
Interest Rate Swaps
The Company has entered into interest rate swap agreements to manage interest rate risk exposure. Interest rate swap agreements are utilized to effectively modify the Company's exposure to interest rate risk by converting a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. Such agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the lives of the agreements without an exchange of the underlying principal amounts. The counterparties to the Company's interest rate swap agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreements, the Company's exposure is limited to the interest rate differential on the notional amount at each monthly settlement period over the life of the agreements. The Company does not anticipate any non-performance by the counterparties. Substantially all of the assets of certain indirect, wholly owned subsidiaries of the Company have been pledged as collateral for the underlying indebtedness and the amounts payable under the interest rate swap agreements for each of these entities. In addition, certain assets of the Company's subsidiaries, are pledged as collateral for various credit facilities and the amounts payable under certain interest rate swap agreements.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Derivative Instruments (continued)
As of June 30, 2017, the Company had interest rate swap and cap agreements in place to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Derivatives	Net Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Cap Rate	Weighted Average Remaining Term
Interest rate swaps	$1,964.2 Million	1.64%	—%	3.7 years
Interest rate caps	$69.2 Million	—%	4.0%	0.5 years
Interest Rate Swaps Activity
The Company entered into two interest rate swap agreements during the first quarter of 2017 for a total of $400 million that involve the receipt of floating rate amounts in exchange for fixed rate interest payments in order to fix the interest rate on a portion of the borrowings under its floating rate debt facilities. The agreements are non-amortizing over a one year term. The Company has designated these interest rate swap agreements as cash flow hedges for accounting purposes.
Fair Value of Derivative Instruments
The Company has elected to use the income approach to value its interest rate swap agreements. This approach uses observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a present discounted amount. The Level 2 inputs for the interest rate swap and forward valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates, basis swap adjustments and credit risk at commonly quoted intervals). The following table summarizes the fair value hierarchy for its derivative instruments (in thousands):
Location of Derivative Instruments in Financial Statements

	Asset Derivatives		Liability Derivatives
Derivative Instrument	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Interest rate swap contracts, designated as cash flow hedges	$1,057	$526	$9,328	$8,728
Interest rate swap contracts, not designated	5,547	5,217	297	676
Fair value of derivative instruments	$6,604	$5,743	$9,625	$9,404
The following table summarizes the impact of derivative instruments on the consolidated statements of operations and the consolidated statements of comprehensive income (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative instrument	Financial statement caption	2017	2016	2017	2016
Non-designated interest rate swaps	Realized loss on derivative instruments, net	$283	$749	$882	$1,403
Non-designated interest rate swaps	Unrealized loss (gain) on derivative instruments, net	$789	$4,133	$(709)	$8,729
Designated interest rate swaps	Other comprehensive income	$6,716	$—	$6,026	$—
Designated interest rate swaps	Interest and debt expense	$694	$—	$1,461	$—
Note 7—Segment and Geographic Information
Segment Information
The Company has two operating segments which also represent its two reporting segments:

•	Equipment leasing—the Company owns, leases and ultimately dispose of containers and chassis from its lease fleet, as well as manage containers owned by third parties.

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
The Company acquired the equipment trading segment as part of the Merger on July 12, 2016. Prior to the Merger, the Company operated in only one segment - equipment leasing and therefore all income and assets were attributed to the leasing segment for periods prior to the Merger.
The following tables summarizes segment information and the consolidated totals reported (in thousands):

	Three Months Ended June 30,
	2017			2016
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$280,995	$944	$281,939	$158,333	$—	$158,333
Trading margin	—	1,328	1,328	—	—	—
Net gain (loss) on sale of leasing equipment	9,639	—	9,639	(1,930)	—	(1,930)
Depreciation and amortization expense	123,932	159	124,091	81,132	—	81,132
Interest and debt expense	70,365	412	70,777	33,491	—	33,491
Realized loss on derivative instruments, net	283	—	283	749	—	749
Income before income taxes(1)	58,466	1,863	60,329	13,121	—	13,121
_______________________________________________________________________________

(1)
Segment income before income taxes excludes unrealized gains or losses on interest rate swaps and the write-off of deferred financing costs. Unrealized losses on interest rate swaps were $0.8 million and $4.1 million for the three months ended June 30, 2017 and 2016, respectively. There were minimal write-offs of deferred financing costs for the three months ended June 30, 2017 and 2016.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Segment and Geographic Information (continued)

	Six Months Ended June 30,
	2017			2016
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$545,854	$1,687	$547,541	$321,358	$—	$321,358
Trading margin	—	1,720	1,720	—	—	—
Net gain (loss) on sale of leasing equipment	14,800	—	14,800	(3,767)	—	(3,767)
Depreciation and amortization expense	241,653	318	241,971	160,276	—	160,276
Interest and debt expense	133,493	788	134,281	67,189	—	67,189
Realized loss on derivative instruments, net	882	—	882	1,403	—	1,403
Income before income taxes(1)	100,098	2,178	102,276	28,774	—	28,774
_______________________________________________________________________________

(1)
Segment income before income taxes excludes unrealized gains or losses on interest rate swaps and the write-off of deferred financing costs. Unrealized gains on interest rate swaps were $0.7 million and unrealized losses on interest rate swaps were $8.7 million for the six months ended June 30, 2017 and 2016, respectively. There were minimal write-offs of deferred financing costs for the six months ended June 30, 2017 and 2016.

	Balance as of June 30, 2017			Balance as of December 31, 2016
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Equipment held for sale	55,628	17,196	72,824	81,804	18,059	99,863
Goodwill	220,864	15,801	236,665	220,864	15,801	236,665
Total assets	9,124,039	49,922	9,173,961	8,660,786	52,785	8,713,571
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
Geographic Segment Information
The Company generates the majority of its leasing revenues from international containers which are deployed by its customers in a wide variety of global trade routes. Substantially all of the Company's leasing related revenue is denominated in U.S. dollars.
The following table summarizes the geographic allocation of equipment leasing revenues based on customers' primary domicile (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total leasing revenues:
Asia	$120,393	$86,602	$234,770	$173,156
Europe	123,294	52,852	242,663	107,431
Americas	27,560	10,171	49,449	23,369
Other	10,417	8,577	20,268	17,168
Bermuda	275	131	391	234
Total	$281,939	$158,333	$547,541	$321,358

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Segment and Geographic Information (continued)
The following table summarizes the geographic allocation of equipment trading revenues for the three and six months ended June 30, 2017. The Company had no equipment trading revenues for the three and six months ended June 30, 2016 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2017	2017
Total equipment trading revenues:
Asia	$6,523	$8,480
Europe	2,632	4,218
Americas	2,580	3,699
Other	998	1,820
Bermuda	22	22
Total	$12,755	$18,239
Since the majority of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, substantially all of the Company's long-lived assets are considered to be international.
Note 8—Commitments
Purchase Commitments
At June 30, 2017, commitments for capital expenditures totaled approximately $495.4 million.
Retention Bonus Plan

TCIL established a bonus plan in 2011 to award bonuses to certain employees for continued service (the “Retention Bonus Plan”). In accordance with the terms of the Retention Bonus Plan agreement, specified bonus amounts, plus interest compounded annually, were paid to all participants in the Retention Bonus Plan on May 23, 2017 (the “payment date”). The Company paid a total bonus amount of $14.5 million during the second quarter of 2017.

The Company established a retention bonus plan (the “Plan”) in 2015 to award bonuses to certain employees for continued service not included in the Retention Bonus Plan. The Plan became effective on the closing date of the Merger and in accordance with the terms, bonus amounts were paid to all Plan participants on the earlier of their termination date or May 23, 2017. The Company paid a total bonus amount of $1.6 million during the second quarter of 2017.

The Company established a bonus plan in 2015 to award bonuses to certain TAL employees for continued service (the “TAL Retention Bonus Plan”). In accordance with the terms of the TAL Retention Bonus Plan agreement, the Company paid the specified bonus amounts to all participants on the earlier of their termination date or July 2017.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Commitments (continued)
The following table summarizes changes to the Company’s total retention bonus liability balance (in thousands):

Total
Balance at December 31, 2016	$25,175
Accrual	2,853
Payments	(17,467)
Balance at June 30, 2017	$10,561

Severance Plan

TCIL and TAL, established severance plans in order to provide severance benefits to eligible employees who are voluntarily terminated for reasons other than cause, or who resign for “good reason”. Employees eligible for benefits under the severance plans would receive a severance award and other benefits based upon their tenure with either TCIL or TAL. No accruals were recorded under the plans prior to the close of the Merger on July 12, 2016.

The following table summarizes changes to the Company’s total severance balance (in thousands):

Total
Balance at December 31, 2016	$20,718
Accrual	88
Payments	(11,399)
Balance at June 30, 2017	$9,407
Note 9—Income Taxes
The Company's effective tax rates were 19.3% and 13.5% for the three months ended June 30, 2017 and 2016, respectively, and 18.1% and 11.0% for the six months ended June 30, 2017 and 2016, respectively. The Company has computed the provision for income taxes based on the estimated annual effective tax rate and the application of discrete items, if any, in the applicable period. The increase in the effective tax rate is primarily due to the inclusion of income tax expense from TAL, at a higher U.S. effective tax rate.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Related Party Transactions
The Company holds a 50% interest in TriStar Container Services (Asia) Private Limited (“TriStar”) which is primarily engaged in the selling and leasing of container equipment in the domestic and short sea markets in India. The Company includes an equity investment in TriStar on the consolidated balance sheet included in other assets. The following table summarizes payments, direct finance lease and a loan payable balances with TriStar (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Payments received from TriStar on direct finance leases	$472	$413	$896	$827
Payments received from TriStar on loan payable	$43	$—	$85	$42

			June 30, 2017	December 31, 2016
Direct finance lease balance			$11,272	$10,636
Loan payable balance			$42	$126
Note 11—Subsequent Events
Quarterly Dividend
On August 1, 2017, the Company's Board of Directors approved and declared a $0.45 per share quarterly cash dividend on its issued and outstanding common shares, payable on September 22, 2017 to shareholders of record at the close of business on September 1, 2017.
Debt Facilities

The Company completed an offering of $105 million of Class A fixed rate asset-backed notes during the third quarter of 2017. The notes have a contractual weighted average interest rate of 4.35% and a scheduled maturity of June 30, 2027.

The Company completed an offering of $145 million of Class A fixed rate asset-backed notes during the third quarter of 2017. The notes have a contractual weighted average interest rate of 4.64% and a scheduled maturity of June 30, 2029.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" as discussed in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2016 with the SEC on March 17, 2017, as amended (the "Form 10-K"). Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Our Company
On July 12, 2016, Triton Container International Limited (“TCIL”) and TAL International Group, Inc. (“TAL”) combined in an all-stock merger (the "Merger"). Under the terms of the Transaction Agreement, TCIL and TAL combined under a newly formed company, Triton International Limited (“Triton”, "we" or the “Company”). TCIL has been treated as the acquirer in the Merger for accounting purposes, and therefore, the results of operations for Triton, included herein, for the periods prior to the Merger on July 12, 2016 are for TCIL operations alone. However, certain operating statistics included in this section reflect the combined statistics for TCIL and TAL prior to the Merger in order to show overall operating trends more clearly.

We are the world's largest lessor of intermodal containers and chassis. Intermodal containers are large, standardized steel boxes used to transport freight by ship, rail or truck. Intermodal containers are the primary means by which many goods and materials are shipped internationally. Chassis are used for the transportation of containers.
We have two operating segments which also represent our reporting segments:

•Equipment leasing - we own, lease and ultimately dispose of containers and chassis from our lease fleet, as well as manage containers owned by third parties.

• Equipment trading - we purchase containers from shipping line customers, and other sellers of containers, and resell these containers to container retailers and users of containers for storage or one-way shipment.

Operations
Our operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of June 30, 2017, our equipment fleet consisted of 3.3 million units, representing 5.4 million twenty-foot equivalent units ("TEU"). We have an extensive global presence, offering leasing services through 26 offices in 14 countries and approximately 470 third party container depot facilities in 46 countries as of June 30, 2017. Our customers are among the largest shipping lines in the world. For the six months ended June 30, 2017, our twenty largest customers accounted for 83% of our lease billings, our five largest customers accounted for 55% of our lease billings, and our two largest customers, CMA CGM and Mediterranean Shipping Company, accounted for 19% and 15% of our lease billings, respectively.

We lease five types of equipment: (1) dry containers, which are used for general cargo such as consumer staples, manufactured component parts, electronics and apparel, (2) refrigerated containers, which are used for perishable items such as fresh and frozen foods, (3) special containers, which are used for heavy and over-sized cargo such as marble slabs, building products and machinery, (4) tank containers, which are used to transport bulk liquid products such as chemicals, and (5) chassis, which are used for the transportation of containers. Our in-house equipment sales group manages the sale process for our used containers and chassis from our equipment leasing fleet and buys and sells used and new containers and chassis acquired from third parties.

The following tables summarizes our equipment fleet as of June 30, 2017 and December 31, 2016 and the combined fleets of TCIL and TAL on a pro forma basis as of June 30, 2016 indicated in units, TEU and cost equivalent units, or "CEU". We believe this combined fleet information on a pro forma basis as of June 30, 2016 is relevant when evaluating key operating metrics, such as container fleet growth and analyzing historical trends.

	Equipment Fleet in Units			Equipment Fleet in TEU
	June 30, 2017	December 31, 2016	June 30, 2016	June 30, 2017	December 31, 2016	June 30, 2016
Dry	2,903,880	2,747,497	2,586,100	4,721,780	4,443,935	4,154,335
Refrigerated	218,238	217,564	200,943	419,170	417,634	384,600
Special	81,884	84,077	86,100	143,954	147,217	150,603
Tank	11,956	11,961	11,715	11,956	11,961	11,715
Chassis	21,468	21,172	21,784	38,933	38,321	39,355
Equipment leasing fleet	3,237,426	3,082,271	2,906,642	5,335,793	5,059,068	4,740,608
Equipment trading fleet	14,991	15,927	18,344	23,580	26,276	30,402
Total	3,252,417	3,098,198	2,924,986	5,359,373	5,085,344	4,771,010

	Equipment Fleet in CEU(1)
	June 30, 2017	December 31, 2016	June 30, 2016
Operating leases	6,384,590	6,126,320	5,848,136
Finance leases	354,727	368,468	235,806
Equipment trading fleet	62,969	72,646	84,832
Total	6,802,286	6,567,434	6,168,774
______________________________________________________________________________

(1)
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

The following table summarizes the percentage of our equipment fleet in units and CEU as of June 30, 2017:

Equipment Fleet	Percentage of total fleet in units	Percentage of total fleet in CEU
Dry	89.3%	60.6%
Refrigerated	6.7	31.5
Special	2.5	2.9
Tank	0.4	2.8
Chassis	0.6	1.3
Equipment leasing fleet	99.5	99.1
Equipment trading fleet	0.5	0.9
Total	100.0%	100.0%
We generally lease our equipment on a per diem basis to our customers under three types of leases: long-term leases, finance leases and service leases. Long-term leases have initial contractual terms ranging from three to eight years and provide us with stable cash flow and low transaction costs by requiring customers to maintain specific units on-hire for the duration of the lease. Finance leases are structured as full payout leases and provide for a predictable recurring revenue stream with the lowest cost to the customer as customers are generally required to retain the equipment for the duration of its useful life. Service leases command a premium per diem rate in exchange for providing customers with a greater level of operational flexibility by allowing the pick-up and drop-off of units during the lease term. We also have expired long-term leases whose fixed terms have ended, however, units remain on-hire and we continue to receive lease payments pursuant to the terms of the initial contract.

The following table summarizes the percentage of our lease portfolio by lease type based on CEU on-hire as of June 30, 2017 and December 31, 2016 and the combined lease portfolios of TCIL and TAL on a pro forma basis as of June 30, 2016:

Lease Portfolio	June 30, 2017	December 31, 2016	June 30, 2016
Long-term leases	71.2%	69.7%	72.8%
Finance leases	5.6	6.3	4.4
Service leases	15.3	18.5	13.2
Expired long-term leases (units on-hire)	7.9	5.5	9.6
Total	100.0%	100.0%	100.0%
As of June 30, 2017, December 31, 2016 and June 30, 2016, our long-term and finance leases combined had average remaining contract terms of approximately 40 months, 39 months, and 36 months, respectively, assuming no leases are renewed.
Operating Performance
The following discussion of market conditions and our operating performance refers to a variety of our critical business metrics and trends including fleet size, utilization, average per diem rates and used container sale prices and volumes. In this section, for the periods prior to the Merger, the relevant performance measures for TCIL and TAL have been combined on a pro forma basis for comparative purposes. We believe these combined business metrics for the periods prior to the Merger are relevant when evaluating operating performance and analyzing historical trends. These combined operating metrics do not necessarily reflect what the result would have been if the transaction occurred prior to July 12, 2016.
Market conditions remained favorable in the second quarter of 2017, especially for our dry container product line. The supply / demand balance for containers has been strong, driven by moderately positive global containerized trade growth and limited new container production volumes over the last two years. During the first half of 2017, we were able to capitalize on these market conditions to produce solid improvements in our critical operating metrics and financial performance.
Fleet size.    As of June 30, 2017, our fleet included 6,802,286 CEU, an increase of 3.6% as compared to December 31, 2016, and an increase of 10.3% as compared to the combined fleet size for TCIL and TAL as of June 30, 2016. The increase in our fleet size was due to significant investments in new containers and sale-leaseback transactions during the second half of 2016 and the first half of 2017.
Trade growth in 2017 has been stronger than expected, and a number of forecasters have increased their projections for global containerized trade growth into the range of five percent. In addition, we have benefited in 2017 from an increase in the share of new containers purchased by leasing companies and an increase in our share of new leasing transactions. Our shipping line customers have been facing difficult market conditions for several years, including excess vessel capacity and weak freight rates, and many have been reluctant to place sizable orders for new containers. Additionally, several of our container leasing competitors experienced financial challenges during the last year and have reduced their levels of new container investments. As of July 31, 2017, Triton has ordered approximately 684,000 TEU in new and sale-leaseback containers for delivery in 2017. Approximately 185,000 TEU of these orders have not yet been delivered, and we expect our fleet size to increase further in the third quarter.
Utilization.    Our average utilization was 96.5% during the second quarter of 2017 an increase from 95.3% in the first quarter of 2017 and an increase from 93.3% in the second quarter of 2016 for the combined fleets of TCIL and TAL. As of August 8, 2017, our utilization was 97.5%. In 2017, stronger than expected trade growth has combined with production limitations for new containers and led to very strong container pick up activity and limited container drop off volumes. The availability of new containers has been limited this year due to low production volumes in 2016, reduced purchasing by many shipping lines and leasing companies, and new container production disruptions created by more stringent environmental regulations in China. We expect the supply / demand balance for containers to remain favorable for the rest of the year, but our utilization is approaching maximum levels, especially for dry containers, limiting the potential for further improvements.

The following tables summarizes the equipment fleet utilization(1) for the periods indicated below. For the quarter ended June 30, 2016, the equipment fleet utilization is a combination of TCIL and TAL.

	Quarter Ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Average Utilization	96.5%	95.3%	93.6%	92.4%	93.3%

	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Ending Utilization	97.1%	95.8%	94.8%	92.6%	93.7%
_______________________________________________________________________________

(1) Utilization is computed by dividing our total units on lease (in CEU) by the total units in our fleet (in CEU) excluding new units not yet leased and off-hire units designated for sale.
Average lease rates.    Average lease rates for our dry container product line increased in the second quarter of 2017 by 2.2% compared to the first quarter of 2017 and decreased by 6.9% compared to the second quarter of 2016. After being historically low for much of 2015 and 2016, market lease rates increased strongly during the fourth quarter of 2016 and the first half of 2017 driven by a rebound in new container prices and an increase in leasing demand. Market lease rates for dry containers are currently above the average rate of our dry container lease portfolio and we expect our average dry container lease rates to increase further, if market conditions remain favorable.
We have a large number of dry container leases expiring in 2017 and 2018. We expect the impact of these dry container lease expirations will be relatively limited if the current market lease rate level is sustained. However, we would likely face a substantial negative impact on our average dry container lease rates and financial performance if dry container market lease rates fell back toward the levels we faced in 2015 and 2016.
Average lease rates for our refrigerated container product line decreased in the second quarter of 2017 by 1.7% compared to the first quarter of 2017 and decreased by 7.3% compared to the second quarter of 2016. The cost of refrigerated containers has trended down over the last few years, which has led to lower market lease rates. Market lease rates for refrigerated containers increased in 2017 due to less aggressive investment by leasing companies. However, market lease rates remain below the average refrigerated container lease rates in our lease portfolio.
The average lease rates for special containers increased in the second quarter of 2017 by 0.2% compared to the first quarter of 2017 and decreased by 3.8% compared to the second quarter of 2016. Current market lease rates for special containers are comparable to the average lease rates in our lease portfolio.
Equipment disposals. Used dry container disposal prices increased strongly in the second quarter due to increased new container prices and a decrease in the number of containers being designated for sale due to the strong supply / demand balance for leasing containers. Average used dry container sale prices in the second quarter increased 20% from the first quarter level and 44% from the combined average level for TCIL and TAL in the second quarter of 2016. We expect average dry container selling prices to increase further in the third quarter of 2017.
 Credit Risk.    Our credit risk is currently elevated due to the ongoing financial pressure faced by our shipping line customers. The container shipping industry has faced several years of excess vessel capacity, weak freight rates and poor financial results due to the combination of low trade growth and aggressive ordering of mega container vessels. Most of our customers generated financial losses in 2016 and many are burdened with high levels of debt. We anticipate the high volume of new vessels entering service over the next several years will complicate our customers’ efforts to increase freight rates, and we expect our customers’ financial performance will remain under pressure for some time.
On August 31, 2016, Hanjin Shipping Co. ("Hanjin"), then one of our largest customers by lease billings, filed for bankruptcy court protection and defaulted on our lease agreements. Hanjin ceased active operations and notified us that they would terminate our lease agreements. At the time of the default, Hanjin had approximately 87,000 of our containers on lease with a net book value of $243.3 million. As of June 30, 2017, we have gained control or negotiated the release of over 92% of our containers previously on-hire to Hanjin of which approximately 70% are back on-hire to other customers or sold.
We had more than $100 million of credit insurance in place at the time of the Hanjin bankruptcy to cover the value of containers that are unrecoverable, costs incurred to recover containers and up to six months of lost lease revenue, subject to our deductibles. We expect that our insurance claim will offset most of the costs we incur recovering and redeploying containers, though, we will not recognize any portion of the lost lease revenue claim until it is received, and our lost lease revenue claim may be limited by our policy limits. The insurance policies did not cover our pre-default receivables. We have negotiated a $45 million advance partial payment from our insurance providers, and as of August 7, 2017, $44.5 million has been collected. The Company currently believes the anticipated losses as a result of Hanjin will be recoverable under the insurance policies, subject to the deductible limits.

We expect it will become more difficult for us to mitigate our exposure to credit risks in the future through the purchase of credit insurance as a result of the Hanjin bankruptcy. We let our insurance policies lapse at expiration since underwriters offered significantly reduced coverage and required a meaningful increase in insurance premiums. We continue to monitor the availability of credit insurance and related products.

Dividends
We paid the following quarterly dividends during the six months ended June 30, 2017 on our issued and outstanding common shares:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
March 20, 2017	March 30, 2017	$33.2 Million	$0.45
June 1, 2017	June 22, 2017	$33.2 Million	$0.45

Results of Operations
The following table summarizes our results of operations for the periods indicated. The results for the three and six months ended June 30, 2017 and 2016 are impacted by the Merger on a comparative basis. TCIL has been treated as the acquirer in the Merger for accounting purposes, and therefore, the results of our operations, included herein, for the periods prior to the Merger on July 12, 2016, are for TCIL operations alone (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Leasing revenues:
Operating leases	$276,160	$156,367	$535,745	$317,362
Finance leases	5,779	1,966	11,796	3,996
Total leasing revenues	281,939	158,333	547,541	321,358

Equipment trading revenues	12,755	—	18,239	—
Equipment trading expenses	(11,427)	—	(16,519)	—
Trading margin	1,328	—	1,720	—

Net gain (loss) on sale of leasing equipment	9,639	(1,930)	14,800	(3,767)

Operating expenses:
Depreciation and amortization	124,091	81,132	241,971	160,276
Direct operating expenses	15,609	12,015	37,563	26,482
Administrative expenses	22,068	13,166	45,035	27,679
Transaction and other costs	836	3,537	3,308	6,948
(Benefit) provision for doubtful accounts	(113)	(52)	461	(171)
Total operating expenses	162,491	109,798	328,338	221,214
Operating income	130,415	46,605	235,723	96,377
Other expenses:
Interest and debt expense	70,777	33,491	134,281	67,189
Realized loss on derivative instruments, net	283	749	882	1,403
Unrealized loss (gain) on derivative instruments, net	789	4,133	(709)	8,729
Write-off of deferred financing costs	43	141	43	141
Other (income), net	(974)	(756)	(1,716)	(989)
Total other expenses	70,918	37,758	132,781	76,473
Income before income taxes	59,497	8,847	102,942	19,904
Income tax expense	11,483	1,192	18,625	2,184
Net income	$48,014	$7,655	$84,317	$17,720
Less: income attributable to noncontrolling interest	2,343	1,481	4,035	2,804
Net income attributable to shareholders	$45,671	$6,174	$80,282	$14,916

Comparison of Three Months Ended June 30, 2017 and 2016.
The following table summarizes our comparative results for the periods indicated (in thousands):

	Three Months Ended June 30,
	2017	2016	Variance
Leasing revenues:
Operating leases	$276,160	$156,367	$119,793
Finance leases	5,779	1,966	3,813
Total leasing revenues	281,939	158,333	123,606

Equipment trading revenues	12,755	—	12,755
Equipment trading expenses	(11,427)	—	(11,427)
Trading margin	1,328	—	1,328

Net gain (loss) on sale of leasing equipment	9,639	(1,930)	11,569

Operating expenses:
Depreciation and amortization	124,091	81,132	42,959
Direct operating expenses	15,609	12,015	3,594
Administrative expenses	22,068	13,166	8,902
Transaction and other costs	836	3,537	(2,701)
(Benefit) provision for doubtful accounts	(113)	(52)	(61)
Total operating expenses	162,491	109,798	52,693
Operating income	130,415	46,605	83,810
Other expenses:
Interest and debt expense	70,777	33,491	37,286
Realized loss on derivative instruments, net	283	749	(466)
Unrealized loss on derivative instruments, net	789	4,133	(3,344)
Write-off of deferred financing costs	43	141	(98)
Other (income), net	(974)	(756)	(218)
Total other expenses	70,918	37,758	33,160
Income before income taxes	59,497	8,847	50,650
Income tax expense	11,483	1,192	10,291
Net income	$48,014	$7,655	$40,359
Less: income attributable to noncontrolling interest	2,343	1,481	862
Net income attributable to shareholders	$45,671	$6,174	$39,497

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
Leasing revenues.    The principal components of our leasing revenues are summarized in the following table. Per diem revenues is daily usage revenue generated from operating lease contracts; fee and ancillary lease revenues represent fees billed for the pick-up and drop-off of containers in certain geographic locations and billings of reimbursable operating costs such as repair and handling expense; and finance lease revenues is interest income generated from finance lease contracts.

	Three Months Ended June 30,
	2017	2016	Variance
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenues	$265,570	$146,891	$118,679
Fee and ancillary lease revenues	10,590	9,476	1,114
Total operating lease revenues	276,160	156,367	119,793
Finance lease revenues	5,779	1,966	3,813
Total leasing revenues	$281,939	$158,333	$123,606
Total leasing revenues were $281.9 million for the three months ended June 30, 2017, compared to $158.3 million in the same period in 2016, an increase of $123.6 million. Total leasing revenues for the three months ended June 30, 2017 increased by $116.4 million due to the inclusion of TAL's leasing revenues. Leasing revenues from the TCIL fleet increased $7.2 million for the three months ended June 30, 2017 compared to the same period in 2016.
Per diem revenues were $265.6 million in the three months ended June 30, 2017 compared to $146.9 million in the same period in 2016, an increase of $118.7 million. The primary reasons for the increase are as follows:

•	$108.0 million increase due to the inclusion of TAL's per diem revenues, net of lease intangible amortization;

•	$20.7 million increase due to an additional 437,455 CEU in the average number of containers on-hire under operating leases, partially offset by a

•	$10.0 million decrease due to a decrease in average CEU per diem rates.
Fee and ancillary lease revenues were $10.6 million in the three months ended June 30, 2017 compared to $9.5 million in the same period in 2016, an increase of $1.1 million. The primary reasons for the increase are as follows:

•	$4.8 million increase due to the inclusion of TAL's fees and ancillary revenues; partially offset by a

•	$3.7 million decrease in re-delivery fees due to a decrease in the volume of customer re-deliveries.
Finance lease revenues were $5.8 million in the three months ended June 30, 2017 compared to $2.0 million in the same period in 2016, an increase of $3.8 million. This increase was primarily due to the inclusion of $3.6 million of TAL's finance lease revenues. The average finance lease portfolio excluding TAL's finance leases remained relatively flat.
Trading Margin.    Prior to the Merger, we did not have a trading business. Trading margin was $1.3 million in the three months ended June 30, 2017 due to the inclusion of TAL's trading business.
Net gain (loss) on sale of leasing equipment.    Gain on sale of equipment was $9.6 million for the three months ended June 30, 2017 compared to a loss on sale of equipment of $1.9 million in the same period in 2016 an increase of $11.6 million. The primary reasons for the increase are as follows:

•	$6.1 million increase due to the inclusion of TAL's gains on sale of leasing equipment;

•	$4.8 million increase due to a 41% increase in our average used container selling prices; and a

•	$0.7 million increase in sales volume.
Depreciation and amortization.    Depreciation and amortization was $124.1 million in the three months ended June 30, 2017 compared to $81.1 million in the same period in 2016, an increase of $43.0 million. The primary reasons for the increase are as follows:

•	$45.8 million increase due to the inclusion of TAL's depreciation and amortization;

•	$4.7 million increase due to a net increase in the size of our depreciable fleet, partially offset by a;

•
$7.5 million decrease primarily due to an impairment charge related to certain off-lease container equipment for the three months ended June 30, 2016. There was no impairment charge recorded as depreciation for the three months ended June 30, 2017.

Direct operating expenses.     Direct operating expenses primarily consists of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment that has been returned to locations with weak leasing demand. Direct operating expenses were $15.6 million for the three months ended June 30, 2017 compared to $12.0 million in the same period in 2016, an increase of $3.6 million. The primary reasons for the increase are as follows:

•	$8.8 million increase due to the inclusion of TAL's direct operating expenses; partially offset by a

•	$5.2 million decrease in equipment repairs and storage expenses resulting from decreases in off hire volumes and the number of idle units.
Administrative expenses.    Administrative expenses were $22.1 million for the three months ended June 30, 2017 compared to $13.2 million in the same period in 2016, an increase of $8.9 million. The primary reasons for the increase are as follows:

•
$8.5 million increase due to the inclusion of TAL's administrative expenses for the three months ended June 30, 2017. TAL's reported administrative expense for the three months ended June 30, 2016 was $10.9 million. The three months ended June 30, 2017 are reflective of $2.4 million of synergies gained from the Merger;

•	$1.5 million increase due to increases in director's share-based compensation expense and an increase in our professional fees; partially offset by

•	$1.4 million decrease primarily due to lower employee compensation expense as a result of synergies gained from the Merger.
Transaction and other costs. Transaction and other costs include severance and employee compensation costs, legal costs and other professional fees. Transaction and other costs related to the Merger were $1.1 million for the three months ended June 30, 2017 compared to $2.5 million in the same period in 2016. The decrease in these Merger-related costs was primarily due to decreases in legal fees, professional fees, and lower employee compensation costs.
Transaction and other costs also include retention and stock compensation costs pursuant to the plans established in 2011. Transaction and other costs unrelated to the Merger resulted in a $0.3 million benefit for the three months ended June 30, 2017 compared to $1.0 million in costs in the same period in 2016. The decrease in transaction and other costs unrelated to the Merger was mainly due to a reduction in stock compensation accruals on incentive stock initially granted in 2011.
(Benefit) for doubtful accounts.    We had a benefit for doubtful accounts of $0.1 million in the three months ended June 30, 2017 and 2016.
Interest and debt expense.    Interest and debt expense was $70.8 million in the three months ended June 30, 2017 compared to $33.5 million in the same period in 2016, an increase of $37.3 million. The primary reasons for this increase are as follows:

•	$32.6 million increase due to the inclusion of TAL's interest and debt expense;

•
$4.3 million increase due to a higher average debt balance of $3.4 billion in the three months ended June 30, 2017 compared to $3.0 billion in the same period in 2016 exclusive of TAL debt acquired; and

•	$0.4 million increase due to an increase in the average effective interest rate to 4.43% in the three months ended June 30, 2017 compared to 4.38% in the same period in 2016.
Realized loss on derivative instruments, net.    Realized loss on derivative instruments, net was $0.3 million in the three months ended June 30, 2017 compared to $0.7 million in the same period in 2016, a decrease of $0.4 million. The decrease in the realized loss on derivative instruments, net, is mainly due to amortization of the underlying swap notional amounts. TAL's inclusion increased the realized loss on derivative instruments by $0.1 million in the three months ended June 30, 2017.
Unrealized loss on derivative instruments. Unrealized loss on derivative instruments, net, was $0.8 million in the three months ended June 30, 2017 compared to $4.1 million in the same period in 2016, a decrease of $3.3 million. This decrease was primarily due to less of a decrease in the fair value of our interest rate swaps and cap agreements during the second quarter of 2017 due to a less of a decrease in long term interest rates during the period. TAL's inclusion decreased the unrealized loss on derivative instruments by $0.1 million in the three months ended June 30, 2017.
Income taxes. Income tax expense was $11.5 million in the three months ended June 30, 2017 compared to $1.2 million in the same period in 2016, an increase of $10.3 million. Our effective tax rate increased to 19.3% for the three months ended June 30, 2017 compared to 13.5% in the same period in 2016. The increase in the effective tax rate is primarily due to the inclusion of TAL's income, at a higher U.S. effective tax rate.

Income attributable to non-controlling interests. Income attributable to non-controlling interests was $2.3 million in the three months ended June 30, 2017 compared to $1.5 million in the same period in 2016, an increase of $0.9 million. The increase was a result of higher income from gains on the disposition of container rental equipment attributable to the non-controlling interests.

Comparison of Six Months Ended June 30, 2017 to Six Months Ended June 30, 2016
The following table summarizes our comparative results for the periods indicated (in thousands):

	Six Months Ended June 30,
	2017	2016	Variance
Leasing revenues:
Operating leases	$535,745	$317,362	$218,383
Finance leases	11,796	3,996	7,800
Total leasing revenues	547,541	321,358	226,183

Equipment trading revenues	18,239	—	18,239
Equipment trading expenses	(16,519)	—	(16,519)
Trading margin	1,720	—	1,720

Net gain (loss) on sale of leasing equipment	14,800	(3,767)	18,567

Operating expenses:
Depreciation and amortization	241,971	160,276	81,695
Direct operating expenses	37,563	26,482	11,081
Administrative expenses	45,035	27,679	17,356
Transaction and other costs	3,308	6,948	(3,640)
Provision (benefit) for doubtful accounts	461	(171)	632
Total operating expenses	328,338	221,214	107,124
Operating income	235,723	96,377	139,346
Other expenses:
Interest and debt expense	134,281	67,189	67,092
Realized loss on derivative instruments, net	882	1,403	(521)
Unrealized (gain) loss on derivative instruments, net	(709)	8,729	(9,438)
Write-off of deferred financing costs	43	141	(98)
Other (income), net	(1,716)	(989)	(727)
Total other expenses	132,781	76,473	56,308
Income before income taxes	102,942	19,904	83,038
Income tax expense	18,625	2,184	16,441
Net income	$84,317	$17,720	$66,597
Less: income attributable to noncontrolling interest	4,035	2,804	1,231
Net income attributable to shareholders	$80,282	$14,916	$65,366
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

Leasing revenues.     The principal components of our leasing revenues are summarized in the following table. Per diem revenues is daily usage revenue generated from operating lease contracts; fee and ancillary lease revenues represent fees billed for the pick-up and drop-off of containers in certain geographic locations and billings of reimbursable operating costs such as repair and handling expense; and finance lease revenue is interest income generated from finance lease contracts.

	Six Months Ended June 30,
	2017	2016	Variance
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenues	$513,575	$298,569	$215,006
Fee and ancillary lease revenues	22,170	18,793	3,377
Total operating lease revenues	535,745	317,362	218,383
Finance lease revenues	11,796	3,996	7,800
Total leasing revenues	$547,541	$321,358	$226,183
Total leasing revenues were $547.5 million for the six months ended June 30, 2017, compared to $321.4 million in the same period in 2016, an increase of $226.2 million. Total leasing revenues for the six months ended June 30, 2017 increased by $226.4 million due to the inclusion of TAL leasing revenues. Total leasing revenues from the TCIL fleet decreased $0.2 million for the six months ended June 30, 2017 compared to the same period in 2016.
Per diem revenues were $513.6 million for the six months ended June 30, 2017 compared to $298.6 million in the same period in 2016, an increase of $215.0 million. The primary reasons for this increase are as follows:

•	$208.8 million increase due to the inclusion of TAL's per diem revenues, net of lease intangible amortization;

•	$29.3 million increase due to an increase of 338,293 CEU in the average number of containers on-hire under operating leases; partially offset by a

•	$23.1 million decrease due to a decrease in average CEU per diem rates.
Fee and ancillary lease revenues were $22.2 million for the six months ended June 30, 2017 compared to $18.8 million in the same period in 2016, an increase of $3.4 million. The primary reasons for this increase are as follows:

•	$10.2 million increase due to the inclusion of TAL's fees and ancillary revenues; partially offset by a

•	$6.8 million decrease in re-delivery fees due to a decrease in the volume of customer re-deliveries.
Finance lease revenues were $11.8 million for the six months ended June 30, 2017 compared to $4.0 million in the same period in 2016, an increase of $7.8 million. This increase was primarily due to the inclusion of $7.4 million of TAL's finance lease revenues. The average finance lease portfolio excluding TAL's finance leases acquired through the merger remained relatively flat.
Trading Margin.    Prior to the Merger, Triton did not have a trading business. Trading margin was $1.7 million for the six months ended June 30, 2017 due to the inclusion of TAL's trading business.
Net gain (loss) on sale of leasing equipment.    Gain on sale of equipment was $14.8 million for the six months ended June 30, 2017 compared to a loss on sale of equipment of $3.8 million in the same period in 2016 an increase of $18.6 million. The primary reasons for the increase are as follows:

•	$8.9 million increase due to the inclusion of TAL's gains on sale of leasing equipment;

•	$7.8 million increase due to a 32% increase in our average used container selling prices; and a

•	$1.9 million increase in sales volume.
Depreciation and amortization.    Depreciation and amortization was $242.0 million for the six months ended June 30, 2017 compared to $160.3 million in the same period in 2016, an increase of $81.7 million. The primary reasons for the increase are as follows:

•	$89.9 million increase due to the inclusion of TAL's depreciation and amortization expense;

•	$5.0 million increase due to a net increase in the size of our depreciable fleet, partially offset by a;

•
$13.1 million decrease mainly due to an impairment charge recorded as depreciation expense for the six months ended June 30, 2016. There was no impairment charge recorded as depreciation expense for the six months ended June 30, 2017.

Direct operating expenses.    Direct operating expenses primarily consists of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment that has been returned to locations with weak leasing demand. Direct operating expenses were $37.6 million for the six months ended June 30, 2017 compared to $26.5 million in the same period in 2016, an increase of $11.1 million. The primary reasons for the increase are as follows:

•	$20.2 million increase due to the inclusion of TAL's direct operating expenses; partially offset by a

•	$9.1 million decrease in equipment repairs and storage expenses resulting from decreases in off hire volumes and the number of idle units.
Administrative expenses.    Administrative expenses were $45.0 million for the six months ended June 30, 2017 compared to $27.7 million in the same period in 2016, an increase of $17.4 million. The primary reasons for the increase are as follows:

•
$20.8 million increase due to the inclusion of TAL administrative expenses for the six months ended June 30, 2017. TAL's reported administrative expenses for the six months ended June 30, 2016 was $21.6 million. The six months ended June 30, 2017 are reflective of $0.8 million synergies gained from the Merger;

•	$3.0 million increase due to increases in director's share-based compensation expense and an increase in our professional fees, partially offset by a

•	$5.9 million decrease primarily due to a lower employee compensation expense as a result of synergies gained from the Merger.
Transaction and other costs. Transaction and other costs include severance and employee compensation costs, legal costs and other professional fees. Transaction and other costs related to the Merger were $2.8 million for the six months ended June 30, 2017 compared to $4.8 million in the same period in 2016. The decrease in these Merger-related costs was primarily due to decreases in legal fees, professional fees, and lower employee compensation costs.
Transaction and other costs also include retention and stock compensation costs pursuant to the plans established in 2011. Transaction and other costs unrelated to the Merger were $0.5 million for the six months ended June 30, 2017 and $2.1 million in the same period in 2016. The decrease in transaction and other costs unrelated to the Merger was mainly due to a reduction in stock compensation accruals on incentive stock initially granted in 2011.
Provision (benefit) for doubtful accounts.    We had a provision for doubtful accounts of $0.5 million for the six months ended June 30, 2017 compared to a benefit of $0.2 million in the six months ended June 30, 2016. The increase in the provision for doubtful accounts in the first six months of 2017 primarily relates to the default of a small leasing and re-sale customer.
Interest and debt expense.    Interest and debt expense was $134.3 million for the six months ended June 30, 2017, compared to $67.2 million in the same period in 2016, an increase of $67.1 million. The primary reasons for this increase are as follows:

•	$60.9 million increase due to the inclusion of TAL's interest and debt expense;

•
$5.2 million increase due to a higher average debt balance of $3.3 billion for the six months ended June 30, 2017 compared to $3.1 billion in the same period in 2016; exclusive of TAL debt acquired; and

•	$1.0 million increase due to an increase in the average effective interest rate to 4.37% for the six months ended June 30, 2017 compared to 4.31% in the same period in 2016.
Realized loss on derivative instruments, net.     Realized loss on derivative instruments, net was $0.9 million for the six months ended June 30, 2017, compared to $1.4 million in the same period in 2016, a decrease of $0.5 million. The decrease in the realized loss on derivative instruments, net is mainly due to amortization of the underlying swap notional amounts. TAL's inclusion increased the realized loss on derivative instruments by $0.3 million in the six months ended June 30, 2017.

Unrealized (gain) loss derivative instruments. Unrealized gain on derivative instruments, net was $0.7 million for the six months ended June 30, 2017, compared to an unrealized loss on derivative instruments, net of $8.7 million in the same period in 2016, an increase of $9.4 million. This increase was primarily due to the increase in the fair value of our interest rate swaps and cap agreements during the first half of 2017 due to an increase in long term interest rates. TAL's inclusion increased the unrealized gain on derivative instruments by $0.4 million in the six months ended June 30, 2017.

Income taxes. Income tax expense was $18.6 million for the six months ended June 30, 2017 compared to $2.2 million in the same period in 2016, an increase of $16.4 million. Our effective tax rate increased to 18.1% for the six months ended June 30, 2017 compared to 11.0% in the same period in 2016. The increase in the effective tax rate is primarily due to the inclusion of income from TAL, at a higher U.S. effective tax rate.

Income attributable to non-controlling interests. Income attributable to non-controlling interests was $4.0 million for the six months ended June 30, 2017 compared to $2.8 million in the same period in 2016, an increase of $1.2 million. The increase was a result of higher income from gains on the disposition of container rental equipment attributable to the non-controlling interests.
Business Segments
We acquired the equipment trading segment as part of the Merger with TAL on July 12, 2016 and had no such reporting segment prior to that time.
We operate our business in one industry, intermodal transportation equipment, and in two business segments, Equipment leasing and Equipment trading.
Equipment leasing
We own, lease and ultimately dispose of containers and chassis from our leasing fleet, as well as manage containers owned by third parties. Equipment leasing segment revenues represent leasing revenues from operating and finance leases, fees earned on managed container leasing activities, as well as other revenues. Expenses related to equipment leasing include direct operating expenses, administrative expenses, depreciation and amortization and interest and debt expense. The Equipment leasing segment also includes gains and losses on the sale of owned leasing equipment.
Equipment trading
We purchase containers from shipping line customers and other sellers of containers, and resell these containers to container retailers and users of containers for storage or one-way shipment. Equipment trading segment revenues represent the proceeds on the sale of containers purchased for resale. Expenses related to equipment trading include the cost of containers purchased for resale that were sold and related selling costs, direct operating expenses, administrative expenses and interest and debt expense.
Segment income before income taxes
The following table lists the income before income taxes for the equipment leasing and equipment trading segments for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income before income taxes(1)
Equipment leasing segment	$58,466	$13,121	$100,098	$28,774
Equipment trading segment	$1,863	$—	$2,178	$—
_______________________________________________________________________________

(1)
Segment income before income taxes excludes unrealized gains or losses on interest rate swaps and the write-off of deferred financing costs. Unrealized losses on interest rate swaps were $0.8 million and $4.1 million for the three months ended June 30, 2017 and 2016, respectively. There were minimal deferred financing costs for the three months ended June 30, 2017 and 2016, respectively. Unrealized gains on interest rate swaps were $0.7 million and unrealized losses on interest rate swaps were $8.7 million for the six months ended June 30, 2017 and 2016, respectively. There were minimal deferred financing costs for the six months ended June 30, 2017 and 2016, respectively.

Liquidity and Capital Resources
Our principal sources of liquidity are cash flows generated from operating activities, proceeds from the sale of our leasing equipment, principal payments on finance lease receivables and borrowings under our credit facilities. Historically, our principal uses of cash have been funding our operations, capital expenditures, debt service requirements and paying dividends.
For the twelve months ended June 30, 2017, cash generated from operating activities, together with the proceeds from the sale of our leasing equipment and principal payments on our finance leases, was $887.9 million. This does not include TAL's 2016 pre-Merger cash inflows of $27.4 million. In addition, as of June 30, 2017, we had $169.7 million of cash and cash equivalents and $1.4 billion of additional borrowing capacity under our current credit facilities.
As of June 30, 2017, our cash commitments in the next 12 months include $790.1 million of scheduled principal payments on our existing debt facilities and $649.0 million of committed but unpaid capital expenditures.
We believe that cash generated from operating activities, existing cash balances, proceeds from the sale of our leasing equipment, principal payments on our finance lease receivables and availability under our borrowing facilities will be sufficient to meet our obligations over the next 12 months.
At June 30, 2017, our outstanding indebtedness was comprised of the following (amounts in millions):

	Current Amount Outstanding	Current Maximum Borrowing Level
Institutional notes	$2,171.9	$2,171.9
Asset backed securitization (ABS) notes	1,858.6	1,858.6
Term loan facilities	1,801.7	1,801.7
Asset backed warehouse facility	596.0	1,150.0
Revolving credit facilities	267.3	1,075.0
Capital lease obligations	122.7	122.7
Total debt outstanding	6,818.2	8,179.9
Deferred financing costs	(36.1)	—
Unamortized fair value debt adjustment	(35.0)	—
Total debt outstanding	$6,747.1	$8,179.9
The maximum borrowing levels in the above table may not reflect the actual availability under all of the credit facilities as certain facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets.
As of June 30, 2017, we had $3,748.7 million of total debt outstanding on facilities with fixed interest rates. These fixed rate facilities are scheduled to mature between 2017 and 2027 and had a contractual weighted average interest rate of 4.34% as of June 30, 2017.
As of June 30, 2017, we had $3,069.4 million of total debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). These floating rate facilities are scheduled to mature between 2017 and 2022 and had a weighted average effective interest rate of 3.17% as of June 30, 2017. Including the impact of our interest rate swaps, the contractual weighted average interest rate on our floating rate facilities was 3.45% as of June 30, 2017.
We economically hedge the risks associated with fluctuations in interest rates on a portion of our floating rate borrowings by entering into interest rate swap agreements that convert a portion of our floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of June 30, 2017, we had interest rate swaps in place with a net notional amount of $1,964.2 million to fix the floating interest rates on a portion of our floating rate debt obligations, with a contractual weighted average fixed leg interest rate of 1.64% and a weighted average remaining term of 3.7 years.
As of June 30, 2017, we had a combined $5,712.9 million of total debt on facilities with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap contracts. This accounts for 83.8% of total debt. The fixed facilities and fixed interest rate swap contracts had a weighted average remaining term of 4.1 years.
Overall, we had a contractual weighted average interest rate of 3.94% as of June 30, 2017, including the impact of the swap contracts.

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
Our borrowings under the ABS facilities amortize in monthly installments, typically in level payments over ten years. The borrowing capacity under the ABS facilities is determined by applying an advance rate against the sum of the net book values of designated eligible containers plus 100% of restricted cash and in certain cases other amounts. Advance rates under the ABS facilities range generally from 77% to 87%. We are required to maintain restricted cash balances in designated bank accounts equal to three to nine months of interest expense depending on the type of facility.
Term Loan Facilities
These facilities generally provide for an advance rate against eligible equipment defined by the terms of their respective agreements. The term loan facilities amortize in monthly or quarterly installments.
Revolving Credit Facilities
We have two revolving credit facilities which have a maximum borrowing capacity of $1,025 million and $50 million and maturity dates of June 16, 2022 and May 2, 2020, respectively. These facilities generally provide for an advance rate against eligible assets defined by the terms of their respective agreements.
Asset-Backed Warehouse Facility
We have two asset-backed warehouse facilities with a combined borrowing capacity of $1,150 million as of June 30, 2017. One facility has a maximum borrowing capacity of $750 million that is available on a revolving basis until October 10, 2017, after which any borrowings will convert to term notes with a maturity date of October 10, 2021. The second facility has a maximum borrowing capacity of $400 million. The first $200 million of borrowing capacity under this facility is available on a revolving basis until March 10, 2019, after which any borrowings will convert to term notes with a maturity date of March 10, 2022. Incremental borrowing capacity under this facility above $200 million is available on a revolving basis until March 10, 2018, after which any borrowings will covert to term notes with a maturity date of September 20, 2019.
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

Debt Covenants
We are subject to certain financial covenants under our debt agreements. The debt agreements are the obligations of the respective subsidiaries and all related debt covenants are calculated at the subsidiary level. Covenant compliance is tested at TCIL and TAL in their capacity as borrowers. Additionally, covenant compliance is tested at TCIL in its capacity as the Company’s manager. As of June 30, 2017, we were in compliance with all such covenants. Below are the primary financial covenants to which we are subject:

TCIL Facilities:

•	Ratio of Consolidated Net Income Available for Fixed Charges to Fixed Charges ("Fixed Charge Coverage Ratio");

•	Consolidated Tangible Net Worth ("Minimum CTNW"); and

•	Funded Debt Ratio.
TAL Facilities:

•	Minimum Earnings Before Interest and Taxes ("Covenant EBIT") to Cash Interest Expense;

•	Minimum Tangible Net Worth ("TNW"); and

•	Maximum Indebtedness to TNW.
Pursuant to the terms of certain debt agreements, we are also required to maintain certain restricted cash accounts. As of June 30, 2017, we had restricted cash of $112.1 million.

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

TCIL - Fixed Charge Coverage Ratio

The Fixed Charge Coverage Ratio is a six-quarter average of the ratio of consolidated net income of the TCIL subsidiary of Triton available for fixed charges to fixed charges. Consolidated net income for fixed charges is the sum of consolidated net income for such period, plus cash distributions received from unrestricted subsidiaries, plus all fixed charges. Consolidated net income excludes any non-cash gains and/or losses resulting from derivatives, and Merger costs ranging from $45.0 million for TCIL Institutional Notes to $65.0 million for TCIL Bank Facilities. Fixed charges are the sum of interest expense, imputed interest expense on capitalized leases, operating rental obligations other than those related to container equipment and operating rental expense on operating leases of container equipment.

Entity/Issuer	Minimum Fixed Charge Coverage Ratio to Fixed Charges	Actual Fixed Charge Coverage Ratio to Cash Interest Expense Ratio
TCIL Bank Facilities and Institutional Notes	1.25	1.55

TCIL - Minimum CTNW
Consolidated Tangible Net Worth ("CTNW") of the TCIL subsidiary of Triton is defined as the equity of TCIL and its restricted subsidiaries, excluding any non-cash gains and/or losses from derivatives, less the sum of all intangible assets and restricted investments of TCIL and its subsidiaries. CTNW is to be no less than $855.0 million. For the purpose of calculating Minimum CTNW, TCIL's investments in unrestricted subsidiaries are included in equity. As of June 30, 2017, the actual CTNW was $1.3 billion.

TCIL - Funded Debt Ratio
Funded Debt Ratio is the ratio of total debt of the TCIL subsidiary of Triton to CTNW plus deferred income related to the sales of container equipment to subsidiaries.

Entity/Issuer	Maximum Funded Debt Ratio	Actual Funded Debt Ratio
TCIL	4.00	3.58
TAL - Minimum Covenant EBIT to Cash Interest Expense
For the purpose of this covenant, Covenant EBIT is calculated based on the cumulative sum of earnings before interest expense and income taxes for the last four quarters, net gain or losses on interest rate swaps, certain non-cash charges, and Merger costs up to $40.0 million on all entities. Cash Interest Expense is calculated based on cumulative interest expense over the last four quarters adjusted to exclude interest income, amortization of deferred financing costs, and the difference between current and prior period interest expense accruals.

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

Entity/Issuer	Minimum Covenant EBIT to Cash Interest Expense Ratio	Actual Covenant EBIT to Cash Interest Expense Ratio
TAL - borrower level test	1.10	1.83
TAL asset backed warehouse	1.30	1.93
TAL asset backed securitization term notes	1.10	1.98*
* Reflects the weighted average for all series of notes issued by TAL Advantage V, LLC. Each series of notes must comply separately with this covenant, and as of June 30, 2017, each series is in compliance.
TAL - Minimum Tangible Net Worth
Minimum Tangible Net Worth ("TNW") is calculated as total tangible assets less total indebtedness which excludes the fair value of derivative instruments liability. The Minimum TNW requirement in relation to our TAL subsidiary of Triton ranges from $300.0 million to $750.0 million. As of June 30, 2017, the actual TNW was $916.4 million.
TAL - Maximum Indebtedness to TNW
Maximum Indebtedness to TNW is calculated as the ratio of Indebtedness to TNW for our TAL subsidiary.

Entity/Issuer	Maximum Indebtedness to TNW Ratio	Actual Indebtedness to TNW Ratio
TAL	4.75	3.69

Cash Flow
The following table sets forth certain cash flow information presented for the six months ended June 30, 2017 and 2016, respectively (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$357,453	$189,285
Net cash (used in) provided by investing activities	$(545,326)	$4,059
Net cash provided by (used in) financing activities	$244,334	$(160,245)
Operating Activities
Net cash provided by operating activities increased by $168.2 million to $357.5 million in the six months ended June 30, 2017 compared to $189.3 million in the same period in 2016. This increase is due to the inclusion of TAL's cash provided by operating activities of $115.4 million for the first half of 2017 and an increase in TCIL's cash provided by operating activities of $52.8 million.
Investing Activities
Net cash used in investing activities increased by $549.4 million to $545.3 million in the six months ended June 30, 2017, compared to net cash provided by investing activities of $4.1 million in the same period in 2016. This increase in cash used was primarily due to an increase in the purchases of leasing equipment of $601.4 million, partially offset by an increase in proceeds from the sale of equipment of $29.3 million and an increase in cash collections of finance lease receivables of $22.0 million primarily due to an increase in the size of the finance lease portfolio and the inclusion of TAL's collections in the first half of 2017.
Financing Activities
In the six months ended June 30, 2017, cash flows provided by financing activities increased by $404.5 million to $244.3 million, compared to cash flows used in financing activities of $160.2 million in the same period in 2016. Cash flows provided by financing activities increased by $530.9 million due to net borrowings under debt facilities of $382.2 million in the six months ended June 30, 2017 compared to net payments under debt facilities of $148.7 million in the same period in 2016. In addition, distributions made to non-controlling interests decreased by $3.1 million. These increases in cash provided by financing activities were partially offset by dividend payments of $66.4 million and an increase in restricted cash balances of $63.5 million in the first half of 2017.

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
The following table summarizes our contractual obligations and commercial commitments as of June 30, 2017:

	Contractual Obligations by Period
Contractual Obligations:	Total	Remaining 2017	2018	2019	2020	2021 and thereafter
	(dollars in millions)
Principal debt obligations	$6,702.5	$363.8	$740.0	$1,165.7	$1,005.1	$3,427.9
Interest on debt obligations(1)	1,051.9	134.0	246.1	207.9	166.3	297.6
Capital lease obligations(2)	140.2	22.0	32.0	11.2	10.8	64.2
Operating leases (mainly facilities)	8.2	1.4	3.8	1.7	0.9	0.4
Purchase obligations:
Equipment purchases payable	153.6	153.6	—	—	—	—
Equipment purchase commitments	495.4	495.4	—	—	—	—
Retention bonus and severance benefit commitment	20.0	20.0	—	—	—	—
Total contractual obligations	$8,571.8	$1,190.2	$1,021.9	$1,386.5	$1,183.1	$3,790.1
_______________________________________________________________________________

(1)	Amounts include actual for fixed interest debt and estimated interest for floating rate debt based on June 30, 2017 rates and the net effect of our interest rate swaps.

(2)	Amounts include interest.
Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
As of June 30, 2017, we had interest rate swap and cap agreements in place to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Derivatives	Net Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Cap Rate	Weighted Average Remaining Term
Interest rate swaps	$1,964.2 Million	1.64%	—%	3.7 years
Interest rate caps	$69.2 Million	—%	4.0%	0.5 years
Certain of our interest rate swap agreements are designated as cash flow hedges for accounting purposes, and any unrealized gains or losses related to the changes in fair value are recognized in accumulated comprehensive income and re-classed to interest and debt expense as they are realized. A portion of our swap portfolio is not designated and changes in the fair value of non-designated interest rate swap agreements are recognized in the consolidated statements of operations as unrealized loss (gain) on derivative instruments, net and reclassified to realized loss on derivative instruments, net as they are realized.
We recognized activity on our interest rate swap agreement for the three and six months ended June 30, 2017 and 2016 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative instrument	Financial statement caption	2017	2016	2017	2016
Non-designated interest rate swaps	Realized loss on derivative instruments, net	$283	$749	$882	$1,403
Non-designated interest rate swaps	Unrealized loss (gain) on derivative instruments, net	$789	$4,133	$(709)	$8,729
Designated interest rate swaps	Other comprehensive income	$6,716	$—	$6,026	$—
Designated interest rate swaps	Interest and debt expense	$694	$—	$1,461	$—
Approximately 64% of our floating rate debt is hedged using interest rate swaps which helps mitigate the impact of changes in short-term interest rates. However, a 100 basis point increase in the interest rates on our floating rate debt (primarily LIBOR) would result in an increase of approximately $11.1 million in interest expense over the next 12 months.
Foreign currency exchange rate risk

Although we have significant foreign-based operations, the U.S. dollar is the operating currency for the large majority of our leases and obligations. Almost all of our revenues and the majority of our operating expenses for the three and six months ended June 30, 2017 and 2016 were denominated in U.S. dollars. However, we pay our non-U.S. employees in local currencies, and certain of our direct container expenses are denominated in foreign currencies. During the three months ended June 30, 2017 and 2016 our direct container expenses paid in foreign currency were approximately $14.9 million and $3.9 million, respectively, and our total direct container expenses were approximately $15.6 million, and $12.0 million, respectively. During the six months ended June 30, 2017 and 2016 our direct container expenses paid in foreign currency were approximately $33.1 million and $8.3 million, respectively, and our total direct container expenses were approximately $37.6 million, and $26.5 million, respectively.

During the three and six months ended June 30, 2017 and 2016, net foreign currency exchange gains and losses recorded in Administration expenses to the Statement of Operations with our foreign subsidiaries were minimal. This activity resulted primarily from fluctuations in exchange rates related to our subsidiaries with Euro and Pound Sterling functional currencies.
ITEM 4.    CONTROLS AND PROCEDURES.
Our senior management has evaluated the effectiveness and design of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e)), as of June 30, 2017. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded, as of June 30, 2017, that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting

The Company implemented a single consolidated fleet management system and related integration into one general ledger system and completed the transition of all accounting processes to its Purchase, New York office during the second quarter of 2017. Prior to the implementation, the Company utilized two separate fleet management systems and two general ledger accounting systems along with separate accounting processes and controls to account for the TCIL and TAL subsidiaries. There have been no other material changes in internal controls during the second quarter of 2017.

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
10.7
Ninth Restated and Amended Credit Agreement, dated as of April 15, 2016, by and among Triton Container International Limited, as Borrower, various lenders, and Bank of America, N.A., as Administrative Agent and an Issuer, and other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 22, 2017)

10.8
First Amendment, dated as of February 6, 2017, to the Ninth Restated and Amended Credit Agreement, dated April 15, 2016 by and among Triton Container International Limited, as the Borrower, various lenders and Bank of America, N.A., as Administrative Agent and an Issuer, and other parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 22, 2017)

10.9
Second Amendment, dated June 16, 2017, to the Ninth Restated and Amended Credit Agreement dated April 15, 2016 by and among Triton Container International Limited, as Borrower, various lenders, Bank of America, N.A., as Administrative Agent and an Issuer, and other parties thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on June 22, 2017)

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

TRITON INTERNATIONAL LIMITED

August 11, 2017	By:	/s/ JOHN BURNS
John Burns
Chief Financial Officer