Form 10-Q
period 2017-09-30
Triton International Ltd
filed 2017-11-13
CIK 1660734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2017
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
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☐    NO ☒
As of November 8, 2017, there were 80,687,757 common shares, $0.01 par value, of the Registrant outstanding.

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

ITEM 1.    FINANCIAL STATEMENTS
TRITON INTERNATIONAL LIMITED
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS:
Leasing equipment, net of accumulated depreciation of $2,110,332 and $1,787,505	$8,124,963	$7,370,519
Net investment in finance leases	309,704	346,810
Equipment held for sale	52,287	99,863
Revenue earning assets	8,486,954	7,817,192
Cash and cash equivalents	146,262	113,198
Restricted cash	84,209	50,294
Accounts receivable, net of allowances of $28,097 and $28,609	197,225	173,585
Goodwill	236,665	236,665
Lease intangibles, net of accumulated amortization of $125,528 and $56,159	177,229	246,598
Insurance receivables	767	17,170
Other assets	49,064	53,126
Fair value of derivative instruments	3,839	5,743
Total assets	$9,382,214	$8,713,571
LIABILITIES AND SHAREHOLDERS' EQUITY:
Equipment purchases payable	$94,052	$83,567
Fair value of derivative instruments	9,078	9,404
Accounts payable and other accrued expenses	116,849	143,098
Net deferred income tax liability	336,387	317,316
Debt, net of unamortized deferred financing costs of $42,691 and $19,999	6,790,164	6,353,449
Total liabilities	7,346,530	6,906,834
Shareholders' equity:
Common shares, $0.01 par value, 294,000,000 shares authorized, 80,686,940 and 74,376,025 shares issued and outstanding, respectively	807	744
Undesignated shares $0.01 par value, 6,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	887,778	690,418
Accumulated earnings	988,566	945,313
Accumulated other comprehensive income	22,877	26,758
Total shareholders' equity	1,900,028	1,663,233
Non-controlling interests	135,656	143,504
Total equity	2,035,684	1,806,737
Total liabilities and shareholders' equity	$9,382,214	$8,713,571

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Leasing revenues:
Operating leases	$296,669	$242,899	$832,414	$560,262
Finance leases	5,451	4,890	17,247	8,886
Total leasing revenues	302,120	247,789	849,661	569,148

Equipment trading revenues	11,974	9,820	30,213	9,820
Equipment trading expenses	(10,605)	(9,588)	(27,124)	(9,588)
Trading margin	1,369	232	3,089	232

Net gain (loss) on sale of leasing equipment	10,263	(12,319)	25,063	(16,086)

Operating expenses:
Depreciation and amortization	128,581	112,309	370,552	272,585
Direct operating expenses	13,833	27,815	51,396	54,298
Administrative expenses	21,233	17,456	66,268	45,136
Transaction and other costs	32	59,570	3,340	66,517
Provision for doubtful accounts	783	22,372	1,244	22,201
Total operating expenses	164,462	239,522	492,800	460,737
Operating income (loss)	149,290	(3,820)	385,013	92,557
Other expenses:
Interest and debt expense	73,795	55,437	208,076	122,626
Realized loss on derivative instruments, net	20	864	902	2,268
Unrealized loss (gain) on derivative instruments, net	629	(3,487)	(80)	5,243
Write-off of deferred financing costs	4,073	—	4,116	141
Other expense (income), net	164	214	(1,552)	(775)
Total other expenses	78,681	53,028	211,462	129,503
Income (loss) before income taxes	70,609	(56,848)	173,551	(36,946)
Income tax expense (benefit)	11,063	(7,719)	29,688	(5,536)
Net income (loss)	$59,546	$(49,129)	$143,863	$(31,410)
Less: income attributable to noncontrolling interest	2,390	2,082	6,425	4,886
Net income (loss) attributable to shareholders	$57,156	$(51,211)	$137,438	$(36,296)
Net income (loss) per common share—Basic	$0.76	$(0.74)	$1.85	$(0.72)
Net income (loss) per common share—Diluted	$0.75	$(0.74)	$1.84	$(0.72)
Cash dividends paid per common share	$0.45	$0.90	$1.35	$0.90
Weighted average number of common shares outstanding—Basic	75,214	69,336	74,245	50,090
Dilutive restricted shares and share options	493	—	402	—
Weighted average number of common shares outstanding—Diluted	75,707	69,336	74,647	50,090

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$59,546	$(49,129)	$143,863	$(31,410)
Other comprehensive income (loss):
Change in fair value of derivative instruments designated as cash flow hedges (net of income tax effect of $(542), $312, $(2,651) and $312, respectively)	(1,011)	574	(4,928)	574
Reclassification of (gain) loss on interest rate swap agreements designated as cash flow hedges (net of income tax effect of $(56), $(100), $405 and $(100), respectively)	(104)	(184)	896	(184)
Foreign currency translation adjustment	39	57	151	(87)
Other comprehensive (loss) income, net of tax	(1,076)	447	(3,881)	303
Comprehensive income	58,470	(48,682)	139,982	(31,107)
Less:
Comprehensive income attributable to noncontrolling interest	2,390	2,082	6,425	4,886
Comprehensive income (loss), attributable to shareholders	$56,080	$(50,764)	$133,557	$(35,993)

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$143,863	$(31,410)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	370,552	272,585
Amortization of deferred financing costs and other debt related amortization	10,185	3,374
Amortization of leasing revenue adjustments	67,592	25,726
Share compensation expense	4,491	4,334
Net (gain) loss on sale of leasing equipment	(25,063)	16,086
Unrealized (gain) loss on derivative instruments	(80)	5,243
Write-off of deferred financing costs	4,116	141
Deferred income taxes	28,372	(6,773)
Changes in operating assets and liabilities:
Accounts receivable	(1,097)	15,928
Accounts payable and other accrued expenses	(36,198)	26,679
Net equipment sold for resale activity	5,292	2,595
Cash received for settlement of interest rate swaps	2,117	—
Other assets	648	2,974
Net cash provided by operating activities	574,790	337,482
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(1,185,481)	(384,739)
Proceeds from sale of equipment, net of selling costs	136,647	102,376
Cash collections on finance lease receivables, net of income earned	45,146	22,315
Cash and cash equivalents acquired	—	50,349
Other	67	(366)
Net cash used in by investing activities	(1,003,621)	(210,065)
Cash flows from financing activities:
Issuance (redemption) of common shares, net of underwriter expenses	192,932	(3,527)
Debt issuance costs	(32,738)	(5,718)
Borrowings under debt facilities	2,782,825	367,700
Payments under debt facilities and capital lease obligations	(2,334,409)	(365,697)
(Increase) decrease in restricted cash	(33,915)	23,736
Dividends paid	(99,586)	(51,620)
Cash paid for settlement of employee taxes related to equity vesting	(71)	(672)
Distributions to noncontrolling interest	(14,273)	(19,185)
Other	1,130	—
Net cash provided by (used in) financing activities	461,895	(54,983)
Net increase in cash and cash equivalents	$33,064	$72,434
Cash and cash equivalents, beginning of period	113,198	56,689
Cash and cash equivalents, end of period	$146,262	$129,123
Supplemental non-cash investing activities:
Equipment purchases payable	$94,052	$62,638
   The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of the Business and Significant Accounting Policies
Description of the Business
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
The interim consolidated balance sheet as of September 30, 2017, the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2017 and 2016, and the consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 are unaudited. The consolidated balance sheet as of December 31, 2016, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. These unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company’s financial position as of September 30, 2017 and its consolidated results of operations and comprehensive income for the three and nine months ended September 30, 2017 and 2016, and its cash flows for the nine months ended September 30, 2017 and 2016. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2017 or for any other future annual or interim period.
The unaudited consolidated financial statements include TAL’s results of operations after July 12, 2016, the Merger completion date. The consolidated financial statements presented for periods prior to the Merger represent the historical financial statements of TCIL, the accounting acquirer in the Merger.
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

Note 1—Description of the Business and Significant Accounting Policies (continued)
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
Lessee Bankruptcy in 2016
On August 31, 2016, Hanjin Shipping Co. ("Hanjin"), a lessee of the Company, filed for court protection and immediately began a liquidation process. At that time, the Company had approximately 87,000 container units on lease to Hanjin with a net book value of $243.3 million. The Company recorded a charge of $29.7 million during the third quarter ended September 30, 2016 comprised of bad debt expense and a charge for costs not expected to be recovered due to deductibles in our credit insurance policies. As of September 30, 2017, the Company had gained control or negotiated the release of 93% of its containers previously leased to Hanjin of which approximately 82% are now leased to other customers or have been sold.

The Company maintained credit insurance to cover the value of such containers that are unrecoverable, costs incurred to recover containers and a portion of lost lease revenue (limited up to six months or until a container is recovered, repaired, and available for re-lease) all subject to a deductible. The insurance policies did not cover its pre-default receivables. The Company has collected an advance partial payment from its insurance providers of $45 million. The Company currently believes that any further losses will be recoverable under the insurance policies, subject to deductible limits.

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
The unaudited pro forma results do not include any anticipated synergies or other expected benefits of the Merger. The unaudited pro forma financial information presented below is not necessarily indicative of either future results of operations or results that might have been achieved had the Merger occurred as of January 1, 2016 (in thousands):

	Three months ended, September 30, 2016	Nine months ended September 30, 2016
Total leasing revenues	$261,977	$815,256
Net (loss) income attributable to shareholders	$(2,377)	$9,996
Concentration of Credit Risk

The Company's equipment lease and trade receivables subject it to potential credit risk. The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis. The Company's two largest customers CMA CGM and Mediterranean Shipping Company, accounted for 19% and 14%, respectively, of the Company's lease billings during the nine months ended September 30, 2017.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Description of the Business and Significant Accounting Policies (continued)
New Accounting Pronouncements
Recently Adopted Accounting Standards Updates
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. ASU No. 2016-09 ("ASU No. 2016-09") Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. The guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under this ASU, all excess tax benefits and deficiencies related to employee share-based compensation will be recognized within the provision for income taxes rather than additional paid-in capital. The Company adopted the guidance on January 1, 2017 which resulted in the recognition of excess tax benefits for prior periods as a reduction in our Net deferred income tax liability account and an increase in accumulated earnings in the amount of $6.6 million. The Company has not recognized any excess tax benefits for the three and nine months ended September 30, 2017. In addition, the adoption of this ASU had no impact on the consolidated financial statements with respect to forfeited awards since historically the Company’s forfeitures have been minimal and therefore had not estimated a forfeitures rate.
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

The accounting that will be applied by lessors under ASC 842 is largely unchanged from previous GAAP. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and ASC 606, Revenue from Contracts with Customers. The new lease guidance will become effective for the Company for periods beginning after December 15, 2018. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), amending previous updates regarding this topic. Leasing revenue recognition is specifically excluded from this ASU, and therefore, the new standard will only apply to equipment trading revenues and sales of leasing equipment. The Company expects the impact of adoption of this ASU to be minimal since the majority of its sales contracts are for containers and do not contain multiple elements. The effective date is interim periods beginning after December 15, 2017. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company plans to adopt the standard on its required effective date of January 1, 2018, using the modified retrospective approach. The Company does not expect the impact of this standard to be material to its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. The guidance affects trade receivables and net investments in leases. The guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectability. The new guidance will be effective for fiscal years and interim periods beginning after December 15, 2019 and early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Different components of the guidance require modified retrospective and/or prospective adoption. Based on the composition of the Company's receivables, current market conditions, and historical credit loss activity, the Company does not expect the adoption of this ASU to have a significant impact on the consolidated financial statements.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Description of the Business and Significant Accounting Policies (continued)
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Receipts and Cash Payments. The updated amendment provides guidance as to where certain cash flow items are presented, including, debt prepayment or debt extinguishment costs and proceeds from the settlement of insurance claims. The update to the standard is effective for the Company for periods beginning after December 15, 2017. The Company does not expect the adoption of this ASU to have a significant impact on the consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Accounting for Income Taxes (Topic 740): Intra-Entity Asset Transfers of Assets Other than Inventory. The ASU eliminates the deferral of the tax effects of intra-entity asset transfers other than inventory. As a result, the tax expense from the intercompany sale of assets, other than inventory, and associated changes to deferred taxes will be recognized when the sale occurs even though the pre-tax effects of the transaction have not been recognized. The update to the standard is effective for the Company for periods beginning after December 15, 2017. The Company does not expect the adoption of this ASU to have a significant impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The Company currently presents changes in restricted cash and cash equivalents in the financing section of its statement of cash flows. The new guidance will not impact financial results, but will result in a change in the presentation of restricted cash and restricted cash equivalents within the statement of cash flows. The update to the standard is effective for the Company for periods beginning after December 15, 2017. The Company currently plans to adopt this guidance in the first quarter of 2018 using the retrospective approach.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The guidance eliminates Step 2 from the goodwill impairment test. In addition, the amendment eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. For public companies, this ASU is effective for fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is in the process of evaluating the impact of this ASU on the consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. This ASU is effective for interim periods beginning after December 15, 2017 and is required to be applied on a prospective basis. The Company does not expect the adoption of this ASU to have a significant impact on the consolidated financial statements.

In August 2017, FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 changes the recognition and presentation requirements of hedge accounting, including: eliminating the requirement to separately measure and report hedge ineffectiveness; and presenting all items that affect earnings in the same income statement line item as the hedged item. The ASU also provides new alternatives for: applying hedge accounting to additional hedging strategies; measuring the hedged item in fair value hedges of interest rate risk; reducing the cost and complexity of applying hedge accounting by easing the requirements for effectiveness testing, hedge documentation and application of the critical terms match method; and reducing the risk of material error correction if a company applies the shortcut method inappropriately. This ASU is effective for interim periods beginning after December 15, 2018. The Company is in the process of evaluating the impact of this ASU on the consolidated financial statements.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Description of the Business and Significant Accounting Policies (continued)
In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842) which provides additional implementation guidance on the previously issued ASU 2016-02 Leases (Topic 842). ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The Company is in the process of evaluating the impact of this ASU on the consolidated financial statements.
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
The Company’s debt fair value was measured using Level 2 inputs. The carrying value and debt fair value are summarized in the following table (in thousands):

	September 30, 2017	December 31, 2016
Liabilities
Total debt(1) - carrying value	$6,864,816	$6,415,664
Total debt(1) - fair value	$6,919,303	$6,316,229
______________________________________________________________________________
(1) Excludes unamortized deferred financing costs of $42.7 million and $20.0 million and purchase price debt adjustments of $32.0 million and $42.2 million as of September 30, 2017 and December 31, 2016, respectively.
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

	September 30, 2017	December 31, 2016
Assets
Equipment held for sale - assets at fair value(1)	$8,383	$41,067
Cumulative impairment charges(2)	$(2,939)	$(12,063)
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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Fair Value of Financial Instruments (continued)
The Company recognized net impairment charges of $0.3 million and net impairment reversals of $0.6 million for the three and nine months ended September 30, 2017, respectively. There were $13.2 million of net impairment charges for the three and nine months ended September 30, 2016.
For the fair value of derivatives, see Note 6 - "Derivative Instruments".
Cash and cash equivalents, accounts receivable, equipment purchases payable, and accounts payable carrying amounts approximate fair values because of the short-term nature of these instruments. The Company’s other financial and non-financial assets, which include leasing equipment, finance leases, intangible assets and goodwill, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and the Company determines that these other financial and non-financial assets are impaired after completing an evaluation, these assets should be written down to their fair value.
Note 3—Share Based Compensation and Other Equity Matters
The Company recognizes share-based compensation expense for share-based payment transactions based on the grant date’s calculated fair value. The expense is recognized over the employee's requisite service period which is generally the vesting period of the equity award.
The Company recognized $1.2 million and $4.5 million of share-based compensation expense in administrative expenses for the three and nine months ended September 30, 2017. The Company recognized $2.0 million and $4.3 million of share-based compensation expense in administrative expenses for the three and nine months ended September 30, 2016.

As of September 30, 2017, the total unrecognized compensation expense related to non-vested restricted shares was approximately $8.4 million, which is expected to be recognized through 2020.

During the nine months ended September 30, 2017, the Company granted 121,702 restricted shares to certain employees and canceled 1,962 vested shares to settle payroll taxes on behalf of employees. Additional shares may be granted based upon the Company's performance measured against selected peers. During the nine months ended September 30, 2017, the Company granted 38,675 shares to directors which vested immediately.

On September 12, 2017, the Company completed a common share offering in which it sold 5,350,000 common shares at a public offering price of $32.75 per share. On September 22, 2017, the Company sold an additional 802,500 common shares at a public offering price of $32.75 per share pursuant to the full exercise of an option granted to the underwriters in connection with the offering. The aggregate net proceeds received by the Company from the offering, including the exercise of the option, amounted to $192.9 million after deducting underwriting discounts and commissions, and before deducting total expenses incurred in connection with the offering of approximately $1.5 million. The net proceeds will be used for general corporate purposes, including the purchase of containers.
Accumulated Other Comprehensive Income
The following table summarizes the components of accumulated other comprehensive income (loss), net of tax for the nine months ended September 30, 2017 and 2016 (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2016	$31,182	$(4,424)	$26,758
Change in fair value of derivative instruments designated as cash flow hedges	(4,928)	—	(4,928)
Reclassification of loss on interest rate swap agreements designated as cash flow hedges	896	—	896
Foreign currency translation adjustment	—	151	151
Other comprehensive (loss) income	(4,032)	151	(3,881)
Balance as of September 30, 2017	$27,150	$(4,273)	$22,877

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Share Based Compensation and Other Equity Matters (continued)

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2015	$—	$(3,666)	$(3,666)
Change in fair value of derivative instruments designated as cash flow hedges	574	—	574
Reclassification of realized (gain) on interest rate swap agreements designated as cash flow hedges	(184)	—	(184)
Foreign currency translation adjustment	—	(87)	(87)
Other comprehensive income (loss)	390	(87)	303
Balance as of September 30, 2016	$390	$(3,753)	$(3,363)
The following table summarizes the reclassifications out of accumulated other comprehensive income (in thousands):

	Amounts Reclassified From Accumulated Other Comprehensive Income				Affected Line Item in the Consolidated Statements of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Reclassification of (gain) loss on interest rate swap agreements	$(160)	$(284)	$1,301	$(284)	Interest and debt expense
Income tax (benefit) expense	56	100	(405)	100	Income tax expense
Amounts reclassified from accumulated other comprehensive income, net of tax	$(104)	$(184)	$896	$(184)	Net income

Note 4—Net Investment in Finance Leases
The following table summarizes the components of the net investment in finance leases (in thousands):

	September 30, 2017	December 31, 2016
Future minimum lease payment receivable	$302,652	$353,811
Estimated residual values	64,584	65,793
Gross finance lease receivables	367,236	419,604
Unearned income	(57,532)	(72,794)
Net investment in finance leases, net of allowances	$309,704	$346,810
The Company maintains allowances, if necessary, for doubtful accounts and estimated losses resulting from the inability of its lessees to make required payments under finance leases. These allowances are based on, but not limited to, each lessee’s payment history, management’s current assessment of each lessee’s financial condition and the recoverability. The Company currently does not have an allowance on its gross finance lease receivables.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Debt
The following table summarizes the components of debt (in thousands):

	September 30, 2017	December 31, 2016
Institutional notes	$2,388,857	$2,233,874
Asset backed securitization (ABS) notes	2,450,199	1,384,235
Term loan facilities	1,752,443	1,332,030
Asset backed warehouse facility	45,000	660,000
Revolving credit facilities	115,000	708,750
Capital lease obligations	113,317	96,775
Total debt outstanding	6,864,816	6,415,664
Deferred financing costs	(42,691)	(19,999)
Purchase price debt adjustment	(31,961)	(42,216)
Debt, net	$6,790,164	$6,353,449
As of September 30, 2017, the Company had $4,354.2 million of debt outstanding on facilities with fixed interest rates and $2,510.6 million of debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). The Company economically hedges the risks associated with fluctuations in interest rates on a portion of its floating rate borrowings by entering into interest rate swap agreements that convert a portion of its floating rate debt to a fixed rate basis. As of September 30, 2017, the Company had interest rate swaps in place with a notional amount of $1,760.6 million to fix the floating interest rates on a portion of its floating rate debt obligations. The Company recognized $4.1 million of write-off of deferred financing costs for the three and nine months ended September 30, 2017. Write-off of deferred financing costs for the three and nine months ended September 30, 2016 were immaterial.
The Company is subject to certain financial covenants under its debt facilities, and as of September 30, 2017, was in compliance with all such covenants.
Debt Facilities

Effective April 1, 2017, both TAL and TCIL obtained the necessary consents from lenders and noteholders to appoint TCIL as manager of all of TAL’s container fleet including those containers in special purpose entities of TAL. TCIL replaced TAL International Container Corporation, a wholly owned subsidiary of TAL, as manager.

Institutional Notes

On July 13, 2017, the Company completed an offering of $250.0 million of senior secured notes. The Series 2017 A-1 notes had an original principal amount of $105.0 million, an interest rate of 4.35%, and a scheduled maturity of June 30, 2027. The 2017 Series A-2 notes had an original principal amounts of $145.0 million, an interest rate of 4.64%, and a scheduled maturity of June 30, 2029.

Asset Backed Securitization (ABS) Notes
On April 7, 2017, the Company completed an offering of $281.0 million of Class A fixed rate asset-backed notes. The notes have an interest rate of 4.50% and a scheduled maturity of April 20, 2027.

On June 15, 2017, the Company completed an offering of $318.9 million of Class A and B fixed rate asset-backed notes. The notes have a contractual weighted average interest rate of 3.57% and a scheduled maturity date of June 21, 2027.

On July 20, 2017, the Company terminated and paid down $80.1 million of its principal amount on an asset-backed note.

On August 14, 2017, the Company terminated and paid down $257.4 million of its principal amount on an asset-backed note.

On August 23, 2017, the Company completed an offering of $450.0 million of Class A and B fixed rate asset-backed notes. The notes have a contractual weighted average interest rate of 3.66% and a scheduled maturity of August 20, 2027.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Debt (continued)
On September 29, 2017, the Company completed an offering of $540.0 million asset-backed notes. The notes have an interest rate of one-month LIBOR plus 2.15% margin with a scheduled maturity date of September 20, 2022.

Term Loan Facilities
On January 20, 2017, the Company increased its borrowing on a term loan facility by $50.0 million. This incremental borrowing has an interest rate of one-month LIBOR plus 2.35% margin and a scheduled maturity date of December 19, 2020 which is aligned with the previous loans under the facility.

On January 25, 2017, the Company increased its borrowing on a term loan facility by $50.0 million. This incremental borrowing has an interest rate of one-month LIBOR plus 2.50% margin and a scheduled maturity date of June 20, 2022 which is aligned with the previous loans under the facility.

On February 24, 2017, the Company secured financing on its property for $18.8 million. This arrangement has an interest rate of three-month LIBOR plus 2.25% margin and a scheduled maturity date of March 1, 2020.

On March 13, 2017, the Company increased its borrowings on a term loan facility by $25.0 million. This incremental borrowing has an interest rate of one-month LIBOR plus 2.50% margin and a scheduled maturity date of June 20, 2022 which is aligned with the previous loans under this facility.

On June 16, 2017, the Company entered into a term loan facility of $260.0 million. The term loan facility has an interest rate of three-month LIBOR plus 2.25% margin and a scheduled maturity date of June 16, 2022.

On June 20, 2017, the Company increased its borrowings on a long term loan facility by $50.0 million. This incremental borrowing has an interest rate of three-month LIBOR plus 2.25% margin and a scheduled maturity date of June 20, 2021 which is aligned with the previous loans under this facility.

Asset Backed Securitization Warehouse Facilities
On March 10, 2017, the Company entered into a floating rate ABS warehouse facility with a borrowing capacity of $400.0 million. The first $200.0 million of this commitment has a one year revolving period followed by an eighteen month term period. The second $200.0 million of this commitment has a two year revolving period followed by a three year term period. This ABS warehouse facility has a contractual weighted average interest rate of three-month LIBOR plus a margin ranging from 2.25% to 4.25% with a scheduled maturity date of March 21, 2022.

On September 29, 2017, the Company terminated an ABS warehouse facility which had a borrowing capacity of $750.0 million and entered into a new ABS warehouse facility with a borrowing capacity of $400.0 million. This ABS warehouse facility has a contractual weighted average interest rate of one-month LIBOR plus a margin ranging from 1.85% to 2.85% with a scheduled maturity date of September 20, 2024.

Revolving Credit Facilities

On June 16, 2017, the Company terminated a $450.0 million revolving credit facility and increased its credit limit on a separate facility from $600.0 million to $1,025.0 million, and extended the term of the facility to June 16, 2022. This revolving credit facility’s interest rate remained at one-month LIBOR plus 2.00% margin.

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
As of September 30, 2017, the Company had interest rate swap agreements in place to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Derivatives	Net Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Weighted Average Remaining Term
Interest rate swaps	$1,760.6 Million	1.70%	3.5 years
Interest Rate Swaps Activity
The Company entered into two interest rate swap agreements during the first quarter of 2017 for a total notional amount of $400 million that involve the receipt of floating rate amounts in exchange for fixed rate interest payments in order to fix the interest rate on a portion of the borrowings under its floating rate debt facilities. The agreements are non-amortizing over a one year term. The Company has designated these interest rate swap agreements as cash flow hedges for accounting purposes.

The Company terminated three interest rate swap agreements during the third quarter of 2017 with a total notional value of $193.1 million. The Company also terminated two interest rate cap agreements during the third quarter with a total notional value of $69.2 million which did not impact its consolidated financial statements, as the interest rate cap value per the contract exceeded actual interest rates.
Fair Value of Derivative Instruments
The Company has elected to use the income approach to value its interest rate swap agreements. This approach uses observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a present discounted amount. The Level 2 inputs for the interest rate swap and forward valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR and swap rates, basis swap adjustments and credit risk at commonly quoted intervals). The following table summarizes the fair value hierarchy for its derivative instruments (in thousands):
Location of Derivative Instruments in Financial Statements

	Asset Derivatives		Liability Derivatives
Derivative Instrument	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Interest rate swap contracts, designated as cash flow hedges	$1,143	$526	$8,886	$8,728
Interest rate swap contracts, not designated	2,696	5,217	192	676
Fair value of derivative instruments	$3,839	$5,743	$9,078	$9,404

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Derivative Instruments (continued)
The following table summarizes the impact of derivative instruments on the consolidated statements of operations and the consolidated statements of comprehensive income (loss) (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative instrument	Financial statement caption	2017	2016	2017	2016
Non-designated interest rate swaps	Realized loss on derivative instruments, net	$20	$864	$902	$2,268
Non-designated interest rate swaps	Unrealized loss (gain) on derivative instruments, net	$629	$(3,487)	$(80)	$5,243
Designated interest rate swaps	Other comprehensive income (loss)	$(1,553)	$886	$(7,579)	$886
Designated interest rate swaps	Interest and debt (income)expense	$(160)	$(284)	$1,301	$(284)
Note 7—Segment and Geographic Information
Segment Information
The Company has two operating segments which also represent its two reporting segments:

•	Equipment leasing—the Company owns, leases and ultimately disposes of containers and chassis from its lease fleet, as well as manages containers owned by third parties.

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
The following tables summarizes segment information and the consolidated totals reported (in thousands):

	Three Months Ended September 30,
	2017			2016
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$301,282	$838	$302,120	$247,011	$778	$247,789
Trading margin	—	1,369	1,369	—	232	232
Net gain (loss) on sale of leasing equipment	10,263	—	10,263	(12,319)	—	(12,319)
Depreciation and amortization expense	128,428	153	128,581	112,134	175	112,309
Interest and debt expense	73,466	329	73,795	55,124	313	55,437
Realized loss on derivative instruments, net	20	—	20	864	—	864
Income before income taxes(1)	73,232	2,079	75,311	(56,356)	(3,979)	(60,335)
_______________________________________________________________________________

(1)
Segment income before income taxes excludes unrealized gains or losses on interest rate swaps and the write-off of deferred financing costs. Unrealized losses on interest rate swaps were $0.6 million and unrealized gains on interest rate swaps were $3.5 million for the three months ended September 30, 2017 and 2016, respectively. Write-offs of deferred financings costs were $4.1 million for the three months ended September 30, 2017. There were no write-offs of deferred financing costs for the three months ended September 30, 2016.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Segment and Geographic Information (continued)

	Nine Months Ended September 30,
	2017			2016
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$847,136	$2,525	$849,661	$568,370	$778	$569,148
Trading margin	—	3,089	3,089	—	232	232
Net gain (loss) on sale of leasing equipment	25,063	—	25,063	(16,086)	—	(16,086)
Depreciation and amortization expense	370,081	471	370,552	272,410	175	272,585
Interest and debt expense	206,959	1,117	208,076	122,313	313	122,626
Realized loss on derivative instruments, net	902	—	902	2,268	—	2,268
Income before income taxes(1)	173,330	4,257	177,587	(27,583)	(3,979)	(31,562)
_______________________________________________________________________________

(1)
Segment income before income taxes excludes unrealized gains or losses on interest rate swaps and the write-off of deferred financing costs. Unrealized gains on interest rate swaps were $0.1 million and unrealized losses on interest rate swaps were $5.2 million for the nine months ended September 30, 2017 and 2016, respectively. There were $4.1 million and $0.1 million write-offs of deferred financing costs for the nine months ended September 30, 2017 and 2016, respectively.

	Balance as of September 30, 2017			Balance as of December 31, 2016
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Equipment held for sale	$39,666	$12,621	$52,287	$81,804	$18,059	$99,863
Goodwill	220,864	15,801	236,665	220,864	15,801	236,665
Total assets	9,337,450	44,764	9,382,214	8,660,786	52,785	8,713,571
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
The following table summarizes the geographic allocation of equipment leasing revenues based on customers' primary domicile (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total leasing revenues:
Asia	$127,205	$114,579	$361,975	$287,736
Europe	133,752	107,219	376,414	215,545
Americas	31,014	15,671	80,464	38,144
Other	9,504	10,205	29,771	27,375
Bermuda	645	115	1,037	348
Total	$302,120	$247,789	$849,661	$569,148

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Segment and Geographic Information (continued)
The following table summarizes the geographic allocation of equipment trading revenues based on customers' primary domicile (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total equipment trading revenues:
Asia	$6,582	$5,330	$15,063	$5,330
Europe	2,510	2,297	6,728	2,297
Americas	1,973	1,386	5,672	1,386
Other	909	807	2,728	807
Bermuda	—	—	22	—
Total	$11,974	$9,820	$30,213	$9,820
Since the majority of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, substantially all of the Company's long-lived assets are considered to be international.
Note 8—Commitments
Purchase Commitments
At September 30, 2017, commitments for capital expenditures totaled approximately $263.2 million.
Retention Bonus Plan

TCIL established a bonus plan in 2011 to award bonuses to certain employees for continued service (the “Retention Bonus Plan”). In accordance with the terms of the Retention Bonus Plan agreement, specified bonus amounts, plus interest compounded annually, were paid to all participants in the Retention Bonus Plan in June 2017.

The Company established a retention bonus plan (the “Plan”) in 2015 to award bonuses to certain employees for continued service who were not included in the Retention Bonus Plan. The Plan became effective on the closing date of the Merger and in accordance with the terms, bonus amounts were paid to all Plan participants on the earlier of their termination date or June 2017.

The Company established a bonus plan in 2015 to award bonuses to certain TAL employees for continued service (the “TAL Retention Bonus Plan”). In accordance with the terms of the TAL Retention Bonus Plan agreement, the Company paid the specified bonus amounts to all participants on the earlier of their termination date or July 2017.

The following table summarizes changes to the Company’s total retention bonus liability balance (in thousands):

Total
Balance at December 31, 2016	$25,175
Accrual	2,853
Payments	(28,028)
Balance at September 30, 2017	$—

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Commitments (continued)
The following table summarizes changes to the Company’s total severance balance (in thousands):

Total
Balance at December 31, 2016	$20,718
Accrual	88
Payments	(16,581)
Balance at September 30, 2017	$4,225
Note 9—Income Taxes
The Company's effective tax rates were 15.7% and 13.6% for the three months ended September 30, 2017 and 2016, respectively, and 17.1% and 15.0% for the nine months ended September 30, 2017 and 2016, respectively. The Company has computed the provision for income taxes based on the estimated annual effective tax rate and the application of discrete items, if any, in the applicable period. The increase in the effective tax rate is primarily due to an increase in the proportion of pretax income (loss) generated in higher tax jurisdictions.
Note 10—Related Party Transactions
The Company holds a 50% interest in TriStar Container Services (Asia) Private Limited (“TriStar”) which is primarily engaged in the selling and leasing of container equipment in the domestic and short sea markets in India. The Company has an equity investment in TriStar which is included in other assets on the consolidated balance sheet. The following table summarizes payments, direct finance lease and a loan payable balances with TriStar (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Payments received from TriStar on direct finance leases	$477	$419	$1,373	$1,246
Payments received from TriStar on loan payable	$—	$43	$86	$85

			September 30, 2017	December 31, 2016
Direct finance lease balance			$10,964	$10,636
Loan payable balance			$42	$126
Note 11—Subsequent Events
Quarterly Dividend
On November 7, 2017, the Company's Board of Directors approved and declared a $0.45 per share quarterly cash dividend on its issued and outstanding common shares, payable on December 22, 2017 to shareholders of record at the close of business on December 1, 2017.

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

Triton is the world's largest lessor of intermodal containers. Triton also leases chassis. Intermodal containers are large, standardized steel boxes used to transport freight by ship, rail or truck. Intermodal containers are the primary means by which many goods and materials are shipped internationally. Chassis are used for the transportation of containers.
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

Operations
Our operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of September 30, 2017, our equipment fleet consisted of 3.3 million units, representing 5.5 million twenty-foot equivalent units ("TEU"). We have an extensive global presence, offering leasing services through 24 offices in 15 countries and 463 third party container depot facilities in 47 countries as of September 30, 2017. Our customers are among the largest shipping lines in the world. For the nine months ended September 30, 2017, our twenty largest customers accounted for 83% of our lease billings, our five largest customers accounted for 55% of our lease billings, and our two largest customers, CMA CGM and Mediterranean Shipping Company, accounted for 19% and 14% of our lease billings, respectively.

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

The following tables summarizes our equipment fleet as of September 30, 2017, December 31, 2016, and September 30, 2016 indicated in units, TEU and cost equivalent units, or "CEU".

	Equipment Fleet in Units			Equipment Fleet in TEU
	September 30, 2017	December 31, 2016	September 30, 2016	September 30, 2017	December 31, 2016	September 30, 2016
Dry	2,997,356	2,737,982	2,672,386	4,873,026	4,424,905	4,296,420
Refrigerated	217,121	217,243	213,417	417,138	416,992	409,657
Special	89,219	92,957	93,580	159,243	164,977	165,852
Tank	11,948	11,961	11,962	11,948	11,961	11,962
Chassis	22,522	22,128	22,158	41,062	40,233	40,279
Equipment leasing fleet	3,338,166	3,082,271	3,013,503	5,502,417	5,059,068	4,924,170
Equipment trading fleet	10,998	15,927	15,680	17,993	26,276	26,214
Total	3,349,164	3,098,198	3,029,183	5,520,410	5,085,344	4,950,384

	Equipment Fleet in CEU(1)
	September 30, 2017	December 31, 2016	September 30, 2016
Operating leases	6,544,960	6,126,320	5,975,852
Finance leases	334,121	368,468	375,109
Equipment trading fleet	55,483	72,646	76,417
Total	6,934,564	6,567,434	6,427,378
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

The following table summarizes the percentage of our equipment fleet in units and CEU as of September 30, 2017:

Equipment Fleet	Percentage of total fleet in units	Percentage of total fleet in CEU
Dry	89.5%	61.3%
Refrigerated	6.5	30.7
Special	2.7	3.0
Tank	0.4	2.8
Chassis	0.6	1.4
Equipment leasing fleet	99.7	99.2
Equipment trading fleet	0.3	0.8
Total	100.0%	100.0%
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

The following table summarizes the percentage of our lease portfolio by lease type based on CEU on-hire as of September 30, 2017, December 31, 2016, and September 30, 2016:

Lease Portfolio	September 30, 2017	December 31, 2016	September 30, 2016
Long-term leases	70.7%	69.7%	68.2%
Finance leases	5.1	6.3	6.7
Service leases	14.7	18.5	19.1
Expired long-term leases (units on-hire)	9.5	5.5	6.0
Total	100.0%	100.0%	100.0%
As of September 30, 2017, December 31, 2016 and September 30, 2016, our long-term and finance leases combined had average remaining contract terms of approximately 40 months, 39 months, and 36 months, respectively, assuming no leases are renewed.
Operating Performance
The following discussion of market conditions and our operating performance refers to a variety of our business metrics and trends including fleet size, utilization, average per diem rates and used container sale prices and volumes. In this section, for the periods prior to the Merger, the relevant performance measures for TCIL and TAL have been combined on a pro forma basis for comparative purposes. We believe these combined business metrics for the periods prior to the Merger are relevant when evaluating operating performance and analyzing historical trends. These combined operating metrics do not necessarily reflect what the result would have been if the transaction occurred prior to July 12, 2016.
Market conditions remained favorable during the third quarter of 2017, especially for our dry container product line. The supply / demand balance for containers has been strong, driven by stronger than expected global containerized trade growth, limited new container production volumes during 2016, reduced new container purchases by a number of our competitors and shipping line customers, and new container production disruptions in 2017. We have been able to capitalize on these market conditions to produce solid improvements in our operating metrics and financial performance.
Fleet size.    As of September 30, 2017, our fleet included 6,934,564 CEU, an increase of 5.6% as compared to December 31, 2016, and an increase of 7.9% as compared to September 30, 2016. The increase in our fleet size was due to significant investments in new containers and sale-leaseback transactions in the last quarter of 2016 and during 2017.
Trade growth in 2017 has been stronger than expected, and most forecasters are currently projecting global containerized trade growth in the range of six percent. In addition, in 2017 we benefited from an increase in the share of new containers purchased by leasing companies and an increase in our share of new leasing transactions. Our shipping line customers have been facing difficult market conditions for several years, including excess vessel capacity and weak freight rates, and many have been reluctant to place sizable orders for new containers. Additionally, several of our container leasing competitors experienced financial challenges and have reduced their levels of new container investments. As of November 8, 2017, Triton has ordered approximately 790,000 CEU valued at approximately $1.6 billion in new and sale-leaseback containers for delivery in 2017. Approximately 122,000 CEU of these orders have not yet been delivered, and we expect our fleet size to increase further in the fourth quarter.
Utilization.    Our average utilization was 97.6% during the third quarter of 2017 an increase from 96.5% in the second quarter of 2017 and an increase from 92.4% in the third quarter of 2016. As of November 8, 2017, our utilization was 98.2%. In 2017, the strong supply / demand balance for containers and our increased leasing share has led to very strong container pick up activity and limited container drop off volumes. We expect the supply / demand balance for containers to remain favorable in 2018, but our utilization is near maximum levels, especially for dry containers, limiting the potential for further improvements.

The following tables summarizes the equipment fleet utilization(1) for the periods indicated below.

	Quarter Ended
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Average Utilization(2)	97.6%	96.5%	95.3%	93.6%	92.4%

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Ending Utilization	98.0%	97.1%	95.8%	94.8%	92.6%
_______________________________________________________________________________

(1)	Utilization is computed by dividing our total units on lease (in CEU) by the total units in our fleet (in CEU) excluding new units not yet leased and off-hire units designated for sale.

(2)	The average utilization for the quarter ending September 30, 2016 includes the combination of TCIL and TAL for the first 12 days of July 2016 which were prior to the Merger.
Average lease rates.    Average portfolio lease rates for our dry container product line increased in the third quarter of 2017 by 2.8% compared to the second quarter of 2017 and decreased by 0.5% compared to the third quarter of 2016. After being historically low for much of 2015 and 2016, market lease rates increased strongly during the fourth quarter of 2016 and continued to increase throughout 2017 driven by a rebound in new container prices and an increase in leasing demand. Market lease rates for dry containers are currently above the average rate of our dry container lease portfolio, and we expect our average dry container lease rates to increase further if new container prices remain in their current range and market conditions remain favorable.
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
Average lease rates for our refrigerated container product line decreased in the third quarter of 2017 by 1.9% compared to the second quarter of 2017 and decreased by 8.2% compared to the third quarter of 2016. The cost of refrigerated containers has trended down over the last few years, which has led to lower market lease rates. Market lease rates for refrigerated containers increased in 2017 due to less aggressive investment by leasing companies. However, market lease rates remain below the average refrigerated container lease rates in our lease portfolio and we expect them to continue to trend down.
The average lease rates for special containers remained flat in the third quarter of 2017 compared to the second quarter of 2017 and decreased by 2.3% compared to the third quarter of 2016. Current market lease rates for special containers are comparable to the average lease rates in our lease portfolio.
Equipment disposals. Used dry container disposal prices increased strongly in the third quarter due to increased new container prices and a decrease in the number of containers being designated for sale due to the strong supply / demand balance for leasing containers. Average used dry container sale prices in the third quarter increased 8% from the second quarter of 2017 and 51% from the third quarter of 2016. We expect average dry container selling prices to increase further in the fourth quarter of 2017.
Disposal volumes of used containers decreased significantly in the third quarter of 2017 as compared to the second quarter of 2017 and the third quarter of 2016 as strong lease demand has contributed to a significant reduction in the volume of containers being redelivered and designated for sale.
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

On August 31, 2016, Hanjin Shipping Co. ("Hanjin"), a lessee of the Company, filed for bankruptcy court protection and immediately began a liquidation process. At the time, Hanjin had approximately 87,000 of our containers on lease with a net book value of $243.3 million. The Company recorded a charge of $29.7 million during the third quarter ended September 30, 2016 comprised of bad debt expense and a charge for costs not expected to be recovered due to deductibles in our credit insurance policies. As of September 30, 2017, we have gained control or negotiated the release of over 93% of our containers previously on-hire to Hanjin of which approximately 82% are now back on-hire to other customers or have been sold.

We maintained credit insurance to cover the value of containers that are unrecoverable, costs incurred to recover containers and up to six months of lost lease revenue (limited up to six months or until a container is recovered, repaired, and available for re-lease), subject to our deductibles. The insurance policies did not cover our pre-default receivables. We have collected an advance partial payment from our insurance providers of $45 million. The Company currently believes that any further losses will be recoverable under the insurance policies, subject to deductible limits.

We expect it will become more difficult for us to mitigate our exposure to credit risks in the future through the purchase of credit insurance as a result of the Hanjin bankruptcy. We let our insurance policies lapse at expiration since underwriters offered significantly reduced coverage and required a meaningful increase in insurance premiums. We continue to monitor the availability and pricing of credit insurance and related products.

Dividends
We paid the following quarterly dividends during the nine months ended September 30, 2017 on our issued and outstanding common shares:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
March 20, 2017	March 30, 2017	$33.2 Million	$0.45
June 1, 2017	June 22, 2017	$33.2 Million	$0.45
September 1, 2017	September 22, 2017	$33.2 Million	$0.45
Shareholders' Equity
On September 12, 2017, the Company completed a common share offering in which it sold 5,350,000 common shares at a public offering price of $32.75 per share. On September 22, 2017, the Company sold an additional 802,500 common shares at a public offering price of $32.75 per share pursuant to the full exercise of an option granted to the underwriters in connection with the offering. The aggregate net proceeds received by the Company from the offering, including the exercise of the option, amounted to $192.9 million after deducting underwriting discounts and commissions, before deducting total expenses incurred in connection with the offering of approximately $1.5 million. The net proceeds will be used for general corporate purposes, including the purchase of containers.

Results of Operations
The following table summarizes our results of operations for the periods indicated. The results for the three and nine months ended September 30, 2017 and 2016 are impacted by the Merger on a comparative basis. TCIL has been treated as the acquirer in the Merger for accounting purposes, and therefore, the results of our operations, included herein, for the periods prior to the Merger on July 12, 2016, are for TCIL operations alone (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Leasing revenues:
Operating leases	$296,669	$242,899	$832,414	$560,262
Finance leases	5,451	4,890	17,247	8,886
Total leasing revenues	302,120	247,789	849,661	569,148

Equipment trading revenues	11,974	9,820	30,213	9,820
Equipment trading expenses	(10,605)	(9,588)	(27,124)	(9,588)
Trading margin	1,369	232	3,089	232

Net gain (loss) on sale of leasing equipment	10,263	(12,319)	25,063	(16,086)

Operating expenses:
Depreciation and amortization	128,581	112,309	370,552	272,585
Direct operating expenses	13,833	27,815	51,396	54,298
Administrative expenses	21,233	17,456	66,268	45,136
Transaction and other costs	32	59,570	3,340	66,517
Provision for doubtful accounts	783	22,372	1,244	22,201
Total operating expenses	164,462	239,522	492,800	460,737
Operating income (loss)	149,290	(3,820)	385,013	92,557
Other expenses:
Interest and debt expense	73,795	55,437	208,076	122,626
Realized loss on derivative instruments, net	20	864	902	2,268
Unrealized loss (gain) on derivative instruments, net	629	(3,487)	(80)	5,243
Write-off of deferred financing costs	4,073	—	4,116	141
Other expense (income), net	164	214	(1,552)	(775)
Total other expenses	78,681	53,028	211,462	129,503
Income (loss) before income taxes	70,609	(56,848)	173,551	(36,946)
Income tax expense (benefit)	11,063	(7,719)	29,688	(5,536)
Net income (loss)	$59,546	$(49,129)	$143,863	$(31,410)
Less: income attributable to noncontrolling interest	2,390	2,082	6,425	4,886
Net income (loss) attributable to shareholders	$57,156	$(51,211)	$137,438	$(36,296)

Comparison of Three Months Ended September 30, 2017 and 2016.
The following table summarizes our comparative results for the periods indicated (in thousands):

	Three Months Ended September 30,
	2017	2016	Variance
Leasing revenues:
Operating leases	$296,669	$242,899	$53,770
Finance leases	5,451	4,890	561
Total leasing revenues	302,120	247,789	54,331

Equipment trading revenues	11,974	9,820	2,154
Equipment trading expenses	(10,605)	(9,588)	(1,017)
Trading margin	1,369	232	1,137

Net gain (loss) on sale of leasing equipment	10,263	(12,319)	22,582

Operating expenses:
Depreciation and amortization	128,581	112,309	16,272
Direct operating expenses	13,833	27,815	(13,982)
Administrative expenses	21,233	17,456	3,777
Transaction and other costs	32	59,570	(59,538)
Provision for doubtful accounts	783	22,372	(21,589)
Total operating expenses	164,462	239,522	(75,060)
Operating income (loss)	149,290	(3,820)	153,110
Other expenses:
Interest and debt expense	73,795	55,437	18,358
Realized loss on derivative instruments, net	20	864	(844)
Unrealized loss (gains) on derivative instruments, net	629	(3,487)	4,116
Write-off of deferred financing costs	4,073	—	4,073
Other expense (income), net	164	214	(50)
Total other expenses	78,681	53,028	25,653
Income (loss) before income taxes	70,609	(56,848)	127,457
Income tax expense (benefit)	11,063	(7,719)	18,782
Net income (loss)	$59,546	$(49,129)	$108,675
Less: income attributable to noncontrolling interest	2,390	2,082	308
Net income (loss) attributable to shareholders	$57,156	$(51,211)	$108,367

The Company's operating performance and revenues were significantly impacted by the Merger on July 12, 2016 and the subsequent inclusion of TAL's results of operations and equipment fleet in Triton's financial results and operating metrics. TCIL has been treated as the acquirer in the Merger for accounting purposes, and therefore, the results of operations for Triton, included herein, for the periods prior to the date of the Merger are for TCIL operations alone. Included in the three months ended September 30, 2017 is an additional twelve days of activity related to TAL as compared to the three months ended September 30, 2016.
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

	Three Months Ended September 30,
	2017	2016	Variance
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenues	$287,357	$224,243	$63,114
Fee and ancillary lease revenues	9,312	18,656	(9,344)
Total operating lease revenues	296,669	242,899	53,770
Finance lease revenues	5,451	4,890	561
Total leasing revenues	$302,120	$247,789	$54,331
Total leasing revenues were $302.1 million for the three months ended September 30, 2017, compared to $247.8 million in the same period in 2016, an increase of $54.3 million.
Per diem revenues were $287.4 million in the three months ended September 30, 2017 compared to $224.2 million in the same period in 2016, an increase of $63.1 million. The primary reasons for the increase are as follows:

•	$14.8 million increase due to the inclusion of TAL's per diem revenues for the full quarter in 2017 while TAL's per diem revenues were included only after July 12th in the third quarter of 2016;

•	$51.5 million increase due to an additional 1,029,221 CEU in the average number of containers on-hire under operating leases; partially offset by a

•	$4.8 million decrease due to a decrease in average CEU per diem rates.
Fee and ancillary lease revenues were $9.3 million in the three months ended September 30, 2017 compared to $18.7 million in the same period in 2016, a decrease of $9.4 million. The primary reason for the decrease is due to a decrease in redelivery fees due to a decrease in the volume of container re-deliveries as a result of strong demand.
Finance lease revenues were $5.5 million in the three months ended September 30, 2017 compared to $4.9 million in the same period in 2016, an increase of $0.6 million. This increase was primarily due to the inclusion of a finance lease contract that commenced in September 2016 for a full quarter in 2017 as compared to one month in 2016.
Trading Margin.    Trading margin was $1.4 million for the three months ended September 30, 2017 compared to $0.2 million in the same period in 2016, an increase of $1.2 million reflecting an increase in both trading volume and margins.
Net gain (loss) on sale of leasing equipment.    Gain on sale of equipment was $10.3 million for the three months ended September 30, 2017 compared to a loss on sale of equipment of $12.3 million in the same period in 2016, an increase of $22.6 million. The primary reason for the increase is due to a 51% increase in our average used container selling prices.
Depreciation and amortization.    Depreciation and amortization was $128.6 million in the three months ended September 30, 2017 compared to $112.3 million in the same period in 2016, an increase of $16.3 million. The primary reasons for the increase are as follows:

•
$5.9 million increase due to the inclusion of TAL's depreciation and amortization for the full quarter in 2017 while TAL's depreciation and amortization were included only after July 12th in the third quarter of 2016;

•	$13.2 million increase due to a net increase in the size of our depreciable fleet; partially offset by a

•	$2.8 million decrease due to equipment becoming fully depreciated.
Direct operating expenses.     Direct operating expenses primarily consists of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment that has been returned to locations with weak leasing demand. Direct operating expenses were $13.8 million for the three months ended September 30, 2017 compared to $27.8 million in the same period in 2016, a decrease of $14.0 million. The primary reasons for the decrease are due to a decrease in storage and equipment repair expenses resulting from a decrease in the number of idle containers and a reduction in redelivery volumes due to strong lease demand.

Administrative expenses.    Administrative expenses were $21.2 million for the three months ended September 30, 2017 compared to $17.5 million in the same period in 2016, an increase of $3.8 million. The primary reasons for the increase are as follows:

•
$1.4 million increase due to the inclusion of TAL's administrative expenses for the full quarter in 2017 while TAL's administrative expenses were included only after July 12th in the third quarter of 2016;

•	$2.4 million increase due to an increase in bonus expense as a result of improved financial performance;

•	$3.5 million increase due to a benefit in 2016 due to a reclassification of accrued bonus expense from administrative expense to transaction and other costs that did not re-occur in 2017;

•	$1.1 million increase due to an increase in our professional fees; partially offset by a

•	$4.5 million in employee compensation and benefit expense as a result of synergies gained from the Merger in addition to $2.6 million of savings recognized in the third quarter of last year.
Transaction and other costs. Transaction and other costs include severance and employee compensation costs, legal costs and other professional fees. Transaction and other costs related to the Merger were immaterial for the three months ended September 30, 2017 compared to $59.6 million in the same period in 2016. We accrued significant legal fees, professional fees and employee severance expenses related to the Merger due to the closing of the Merger in the third quarter of 2016.
Transaction and other costs also include retention and stock compensation costs pursuant to the plans established in 2011. Transaction and other costs unrelated to the Merger resulted in $3.4 million in costs for the three months ended September 30, 2016. There were no transaction and other costs unrelated to the Merger for the three months ended September 30, 2017.
Provision for doubtful accounts.    We had a provision for doubtful accounts of $0.8 million in the three months ended September 30, 2017 compared to $22.4 million in the same period in 2016. In the third quarter of 2016, we recorded a provision for doubtful accounts related to the lease default by Hanjin.
Interest and debt expense.    Interest and debt expense was $73.8 million in the three months ended September 30, 2017 compared to $55.4 million in the same period in 2016, an increase of $18.4 million. The primary reasons for this increase are as follows:

•
$4.3 million increase due to the inclusion of TAL's interest and debt expense for the full quarter in 2017 while TAL’s interest and debt expenses were included only after July 12th in the third quarter of 2016;

•	$10.3 million increase due to a higher average debt balance in the three months ended September 30, 2017 compared to the same period in 2016; and

•	$3.8 million increase due to an increase in the average effective interest rate to 4.21% in the three months ended September 30, 2017 compared to 3.75% in the same period in 2016.
Realized loss on derivative instruments, net.    Realized loss on derivative instruments, net was minimal in the three months ended September 30, 2017 compared to $0.9 million in the same period in 2016, a decrease of 0.8 million. The decrease in the realized loss on derivative instruments, net, is a combination of the increased average one-month LIBOR rate in the three months ended September 30, 2017 compared to the same period in 2016 and the reduction of the underlying swap notional amounts due to amortization.
Unrealized loss (gain) on derivative instruments. Unrealized loss on derivative instruments, net was $0.6 million in the three months ended September 30, 2017 compared to an unrealized gain on derivative instruments, net of $3.5 million in the same period in 2016, a decrease of $4.1 million. This decrease was primarily due to a slight decrease in long term interest rates in the three months ended September 30, 2017 compared to an increase in long term interest rates for the three months ended September 30, 2016.
Income taxes. Income tax expense was $11.1 million in the three months ended September 30, 2017 compared to an income tax benefit of $7.7 million in the same period in 2016, an increase in income tax expense of $18.8 million. The income tax benefit in 2016 resulted from losses primarily due to transaction costs related to the Merger and an increase in the provision for doubtful accounts.

Income attributable to non-controlling interests. Income attributable to non-controlling interests was $2.4 million in the three months ended September 30, 2017 compared to $2.1 million in the same period in 2016, an increase of $0.3 million.

The increase was a result of higher income from gains on the disposition of container rental equipment attributable to the non-controlling interests.
Comparison of Nine Months Ended September 30, 2017 to Nine Months Ended September 30, 2016
The following table summarizes our comparative results for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2017	2016	Variance
Leasing revenues:
Operating leases	$832,414	$560,262	$272,152
Finance leases	17,247	8,886	8,361
Total leasing revenues	849,661	569,148	280,513

Equipment trading revenues	30,213	9,820	20,393
Equipment trading expenses	(27,124)	(9,588)	(17,536)
Trading margin	3,089	232	2,857

Net gain (loss) on sale of leasing equipment	25,063	(16,086)	41,149

Operating expenses:
Depreciation and amortization	370,552	272,585	97,967
Direct operating expenses	51,396	54,298	(2,902)
Administrative expenses	66,268	45,136	21,132
Transaction and other costs	3,340	66,517	(63,177)
Provision (benefit) for doubtful accounts	1,244	22,201	(20,957)
Total operating expenses	492,800	460,737	32,063
Operating income (loss)	385,013	92,557	292,456
Other expenses:
Interest and debt expense	208,076	122,626	85,450
Realized loss on derivative instruments, net	902	2,268	(1,366)
Unrealized (gain) loss on derivative instruments, net	(80)	5,243	(5,323)
Write-off of deferred financing costs	4,116	141	3,975
Other expense (income), net	(1,552)	(775)	(777)
Total other expenses	211,462	129,503	81,959
Income (loss) before income taxes	173,551	(36,946)	210,497
Income tax expense (benefit)	29,688	(5,536)	35,224
Net income (loss)	$143,863	$(31,410)	$175,273
Less: income attributable to noncontrolling interest	6,425	4,886	1,539
Net income (loss) attributable to shareholders	$137,438	$(36,296)	$173,734
The Company's operating performance and revenues were significantly impacted by the Merger on July 12, 2016 and the subsequent inclusion of TAL's results of operations and equipment fleet in Triton's financial results and operating metrics. TCIL has been treated as the acquirer in the Merger for accounting purposes, and therefore, the results of operations for Triton, included herein, for the periods prior to the date of the Merger are for TCIL operations alone. Included in the nine months ended September 30, 2017 is approximately an additional six months of activity related to TAL as compared to the nine months ended September 30, 2016.
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

	Nine Months Ended September 30,
	2017	2016	Variance
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenues	$800,932	$522,814	$278,118
Fee and ancillary lease revenues	31,482	37,448	(5,966)
Total operating lease revenues	832,414	560,262	272,152
Finance lease revenues	17,247	8,886	8,361
Total leasing revenues	$849,661	$569,148	$280,513
Total leasing revenues were $849.7 million for the nine months ended September 30, 2017, compared to $569.1 million in the same period in 2016, an increase of $280.5 million.
Per diem revenues were $800.9 million for the nine months ended September 30, 2017 compared to $522.8 million in the same period in 2016, an increase of $278.1 million. The primary reasons for this increase are as follows:

•	$223.6 million increase due to the inclusion of TAL's per diem revenues for the full year-to-date period in 2017 while TAL’s per diem revenues were included only after July 12th of 2016;

•	$80.6 million increase due to an increase of 817,630 CEU in the average number of containers on-hire under operating leases; partially offset by a

•	$27.6 million decrease due to a decrease in average CEU per diem rates.
Fee and ancillary lease revenues were $31.5 million for the nine months ended September 30, 2017 compared to $37.4 million in the same period in 2016, a decrease of $6.0 million. The primary reasons for this decrease are as follows:

•	$16.1 million decrease in redelivery fees due to a decrease in the volume of customer redeliveries due to strong lease demand; partially offset by a

•
$10.2 million increase due to the inclusion of TAL's fees and ancillary revenues for the full year-to-date period in 2017 while TAL’s fee and ancillary lease revenues were included only after July 12th of 2016.

Finance lease revenues were $17.2 million for the nine months ended September 30, 2017 compared to $8.9 million in the same period in 2016, an increase of $8.4 million. The primary reasons for this increase are as follows:

•	$3.9 million increase due to the inclusion of TAL's finance lease revenues for the full year-to-date period in 2017 while TAL’s finance lease revenues were included only after July 12th of 2016; and

•	$4.9 million increase due to the inclusion of a finance lease contract that commenced in September 2016 for a full nine months in 2017 as compared to one month in 2016.
Trading Margin.    Prior to the Merger, Triton did not have a trading business. Trading margin was $3.1 million for the nine months ended September 30, 2017 compared to $0.2 million in the same period in 2016, an increase of $2.9 million reflecting an increase in both trading volume and margins.
Net gain (loss) on sale of leasing equipment.    Gain on sale of equipment was $25.1 million for the nine months ended September 30, 2017 compared to a loss on sale of equipment of $16.1 million in the same period in 2016, an increase of $41.1 million. The primary reasons for the increase are as follows:

•
$8.9 million increase due to the inclusion of TAL's gains on sale of leasing equipment for the full year-to-date period in 2017 while TAL's gains on sale of leasing equipment were included only after July 12th in 2016; and a

•	$32.2 million increase due to a 43% increase in our average used container selling prices.
Depreciation and amortization.    Depreciation and amortization was $370.6 million for the nine months ended September 30, 2017 compared to $272.6 million in the same period in 2016, an increase of $98.0 million. The primary reasons for the increase are as follows:

•
$95.8 million increase due to the inclusion of TAL's depreciation and amortization for the full year-to-date period in 2017 while TAL's depreciation and amortization was included only after July 12th in 2016;

•	$18.9 million increase due to a net increase in the size of our depreciable fleet, partially offset by a

•
$13.1 million decrease due to an impairment charge recorded as depreciation expense for the nine months ended September 30, 2016. There was no impairment charge recorded as depreciation expense for the nine months ended September 30, 2017; and

•	$2.8 million decrease due to equipment becoming fully depreciated.
Direct operating expenses.    Direct operating expenses primarily consists of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment that has been returned to locations with weak leasing demand. Direct operating expenses were $51.4 million for the nine months ended September 30, 2017 compared to $54.3 million in the same period in 2016, a decrease of $2.9 million. The primary reasons for the decrease are as follows:

•	$23.1 million decrease due to a decrease in storage and equipment repair expenses resulting from decreases in the number of idle units and off hire volumes; partially offset by a

•
$20.2 million increase due to the inclusion of TAL's direct operating expenses for the full year-to-date period in 2017 while TAL’s direct operating expenses were included only after July 12th in 2016.

Administrative expenses.    Administrative expenses were $66.3 million for the nine months ended September 30, 2017 compared to $45.1 million in the same period in 2016, an increase of $21.1 million. The primary reasons for the increase are as follows:

•	$23.5 million increase due to the inclusion of TAL administrative expenses for the full year-to-date period in 2017 while TAL’s administrative expenses were included only after July 12th in 2016;

•	$1.2 million increase due to an increase in bonus expense as a result of improved financial performance;

•	$3.5 million increase due to a benefit in 2016 due to a reclassification of accrued bonus expense from administrative expense to transaction and other costs that did not re-occur in 2017;

•	$3.1 million increase due to an increase in our professional fees and directors' share-based compensation expense, partially offset by a

•
$12.1 million in lower employee compensation and benefit expense as a result of synergies gained from the Merger in addition to the $2.6 million in savings recognized in the third quarter of 2016. The $23.5 million increase in administrative expenses due to the inclusion of TAL administrative expenses for the full year-to-date period in 2017, includes a benefit of $3.3 million related to employee compensation and benefit savings as a result of synergies gained from the Merger.

Transaction and other costs. Transaction and other costs include severance and employee compensation costs, legal costs and other professional fees. Transaction and other costs related to the Merger were $3.3 million for the nine months ended September 30, 2017 compared to $66.5 million in the same period in 2016. We accrued significant legal fees, professional fees and employee severance expenses related to the Merger in the third quarter of 2016 and the periods leading up to the Merger.
Transaction and other costs also include retention and stock compensation costs pursuant to the plans established in 2011. Transaction and other costs unrelated to the Merger were $0.5 million for the nine months ended September 30, 2017 and $5.5 million in the same period in 2016. The decrease in transaction and other costs unrelated to the Merger was mainly due to a reduction in stock compensation accruals on incentive stock initially granted in 2011.
Provision for doubtful accounts.    We had a provision for doubtful accounts of $1.2 million for the nine months ended September 30, 2017 compared to a provision for doubtful accounts of $22.2 million in the nine months ended September 30, 2016. In 2016, we recorded a provision for doubtful accounts related to the bankruptcy filing and lease default by Hanjin.

Interest and debt expense.    Interest and debt expense was $208.1 million for the nine months ended September 30, 2017, compared to $122.6 million in the same period in 2016, an increase of $85.5 million. The primary reasons for this increase are as follows:

•	$65.2 million increase due to the inclusion of TAL's interest and debt expense for the full year-to-date period in 2017 while TAL’s interest and debt expense was included only after July 12th in 2016;

•	$15.5 million increase due to a higher average debt balance for the nine months ended September 30, 2017 compared to the same period in 2016; and

•	$4.8 million increase due to an increase in the average effective interest rate to 4.17% for the nine months ended September 30, 2017 compared to 4.04% in the same period in 2016.
Realized loss on derivative instruments, net.     Realized loss on derivative instruments, net was $0.9 million for the nine months ended September 30, 2017, compared to $2.3 million in the same period in 2016, a decrease of $1.4 million. The decrease in the realized loss on derivative instruments, net is mainly due to the reduction of the underlying swap notional amounts due to amortization and an increase in the average one-month LIBOR rate in the nine months ended September 30, 2017 compared to the same period in 2016. TAL's inclusion for the full year-to-date period in 2017 compared to partial inclusion in 2016 increased the realized loss on derivative instruments by $0.4 million in the nine months ended September 30, 2017.
Unrealized (gain) loss on derivative instruments. Unrealized gain on derivative instruments, net was $0.1 million for the nine months ended September 30, 2017 compared to an unrealized loss on derivative instruments, net of $5.2 million in the same period in 2016, an increase of $5.3 million. This increase was the result of long term interest rates being relatively flat in the nine months ended September 30, 2017 compared to a decrease in long term interest rates in the same period in 2016.

Income taxes. Income tax expense was $29.7 million for the nine months ended September 30, 2017 compared to an income tax benefit of $5.5 million in the same period in 2016, an increase in income tax expense of $35.2 million. The income tax benefit in 2016 resulted from losses primarily due to transaction costs related to the Merger and an increase in the provision for doubtful accounts.

Income attributable to non-controlling interests. Income attributable to non-controlling interests was $6.4 million for the nine months ended September 30, 2017 compared to $4.9 million in the same period in 2016, an increase of $1.5 million. The increase was a result of higher income from gains on the disposition of container rental equipment attributable to the non-controlling interests.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income before income taxes(1)
Equipment leasing segment	$73,232	$(56,356)	$173,330	$(27,583)
Equipment trading segment	$2,079	$(3,979)	$4,257	$(3,979)
_______________________________________________________________________________

(1)
Segment income before income taxes excludes unrealized gains or losses on interest rate swaps and the write-off of deferred financing costs. Unrealized losses on interest rate swaps were $0.6 million and unrealized gains on interest rate swaps were $3.5 million for the three months ended September 30, 2017 and 2016, respectively. Write-offs of deferred financings costs were $4.1 million for the three months ended September 30, 2017. There were no write-offs of deferred financing costs for the three months ended September 30, 2016. Unrealized gains on interest rate swaps were $0.1 million and unrealized losses on interest rate swaps were $5.2 million for the nine months ended September 30, 2017 and 2016, respectively. There were $4.1 million and $0.1 million write-offs of deferred financing costs for the nine months ended September 30, 2017 and 2016, respectively.

Liquidity and Capital Resources
Our principal sources of liquidity are cash flows generated from operating activities, proceeds from the sale of our leasing equipment, principal payments on finance lease receivables, borrowings under our credit facilities and proceeds from share issuances. Our principal uses of cash have been funding our operations, capital expenditures, debt service requirements and paying dividends.
In addition to the proceeds from our operating activities, on September 12, 2017, the Company completed a common share offering in which it sold 5,350,000 common shares at a public offering price of $32.75 per share. On September 22, 2017, the Company sold an additional 802,500 common shares at a public offering price of $32.75 per share pursuant to the full exercise of an option granted to the underwriters in connection with the offering. The aggregate net proceeds received by the Company from the offering, including the exercise of the option, amounted to $192.9 million after deducting underwriting discounts and commissions, and before deducting total expenses incurred in connection with the offering of approximately $1.5 million. The net proceeds will be used for general corporate purposes, including the purchase of containers.
For the twelve months ended September 30, 2017, cash generated from operating activities, together with the proceeds from the sale of our leasing equipment and principal payments on our finance leases, was $962.8 million. In addition, as of September 30, 2017, we had $146.3 million of cash and cash equivalents and $1.7 billion of additional borrowing capacity under our current credit facilities.
As of September 30, 2017, our cash commitments in the next 12 months include $704.8 million of scheduled principal payments on our existing debt facilities and $357.3 million of committed but unpaid capital expenditures.
We believe that cash generated from operating activities, existing cash balances, proceeds from the sale of our leasing equipment, principal payments on our finance lease receivables and availability under our borrowing facilities will be sufficient to meet our obligations over the next 12 months.

At September 30, 2017, our outstanding indebtedness was comprised of the following (amounts in millions):

	Current Amount Outstanding	Current Maximum Borrowing Level
Institutional notes	$2,388.9	$2,388.9
Asset backed securitization (ABS) notes	2,450.2	2,450.2
Term loan facilities	1,752.4	1,752.4
Asset backed warehouse facility	45.0	800.0
Revolving credit facilities	115.0	1,075.0
Capital lease obligations	113.3	113.3
Total debt outstanding	6,864.8	8,579.8
Deferred financing costs	(42.7)	—
Unamortized fair value debt adjustment	(32.0)	—
Total debt outstanding	$6,790.1	$8,579.8
The maximum borrowing levels in the above table may not reflect the actual availability under all of the credit facilities as certain facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant eligible assets.
As of September 30, 2017, we had $4,354.2 million of total debt outstanding on facilities with fixed interest rates. These fixed rate facilities are scheduled to mature between 2017 and 2029 and had a contractual weighted average interest rate of 4.27% as of September 30, 2017.
As of September 30, 2017, we had $2,510.6 million of total debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). These floating rate facilities are scheduled to mature between 2018 and 2024 and had a weighted average effective interest rate of 3.25% as of September 30, 2017. Including the impact of our interest rate swaps, the contractual weighted average interest rate on our floating rate facilities was 3.58% as of September 30, 2017.
We economically hedge the risks associated with fluctuations in interest rates on a portion of our floating rate borrowings by entering into interest rate swap agreements that convert a portion of our floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of September 30, 2017, we had interest rate swaps in place with a net notional amount of $1,760.6 million to fix the floating interest rates on a portion of our floating rate debt obligations, with a contractual weighted average fixed leg interest rate of 1.70% and a weighted average remaining term of 3.5 years.
As of September 30, 2017, we had a combined $6,114.8 million of total debt on facilities with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap contracts. This accounts for 89.1% of total debt. The fixed facilities and fixed interest rate swap contracts had a weighted average remaining term of 4.2 years.
Overall, we had a contractual weighted average interest rate of 4.02% as of September 30, 2017, including the impact of the swap contracts.
Institutional Notes
In accordance with the institutional note agreements, interest payments on the Company's institutional notes are due semi-annually. Institutional note maturities typically range from 7 - 12 years, with level principal payments due annually following an interest-only period. The Company's institutional notes are pre-payable (in whole or in part) at the Company's option at any time, subject to certain provisions in the note agreements, including the payment of a make-whole premium in respect to such prepayment. Advance rates under the institutional notes generally range from 83% to 85%.

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
Asset-Backed Securitization Warehouse Facilities
We have two asset-backed warehouse facilities with a combined borrowing capacity of $800 million as of September 30, 2017. One facility has a maximum borrowing capacity of $400 million that is available on a revolving basis until September 28, 2020, after which any borrowings will convert to term notes with a maturity date of September 20, 2024. The second facility has a maximum borrowing capacity of $400 million. The first $200 million of borrowing capacity under this facility is available on a revolving basis until March 10, 2019, after which any borrowings will convert to term notes with a maturity date of March 10, 2022. Incremental borrowing capacity under this facility above $200 million is available on a revolving basis until March 10, 2018, after which any borrowings will covert to term notes with a maturity date of September 20, 2019.
The borrowing capacity under the asset-backed warehouse facilities is determined by applying an advance rate against eligible equipment defined by the terms of their respective agreements. The advance rates on these facilities are 78% and 81%. The Company is required to maintain restricted cash balances in a designated bank account equal to three to five months of interest expense.
Capital Lease Obligations
We have entered into a series of lease transactions with various financial institutions to finance chassis and containers. Each lease is accounted for as a capital lease, with interest expense recognized on a level yield basis over the period preceding early purchase options, if any, which is generally 3-10 years from the transaction date.
Debt Covenants
We are subject to certain financial covenants under our debt agreements. The debt agreements are the obligations of the respective subsidiaries and all related debt covenants are calculated at the subsidiary level. Covenant compliance is tested at TCIL and TAL in their capacity as borrowers. Additionally, covenant compliance is tested at TCIL in its capacity as the Company’s manager. As of September 30, 2017, we were in compliance with all such covenants. Below are the primary financial covenants to which we are subject:

TCIL Facilities:

•	Ratio of Consolidated Net Income Available for Fixed Charges to Fixed Charges ("Fixed Charge Coverage Ratio");

•	Minimum Consolidated Tangible Net Worth ("CTNW"); and

•	Funded Debt Ratio.
TAL Facilities:

•	Ratio of Earnings Before Interest and Taxes ("Covenant EBIT") to Cash Interest Expense;

•	Minimum Tangible Net Worth ("TNW"); and

•	Indebtedness to TNW Ratio.

Pursuant to the terms of certain debt agreements, we are also required to maintain certain restricted cash accounts. As of September 30, 2017, we had restricted cash of $84.2 million.

Failure to comply with these covenants could result in a default under the related credit agreements and/or could result in the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors.

Non-GAAP Measures

We primarily rely on our results measured in accordance with generally accepted accounting principles ("GAAP") in evaluating our business. Fixed Charge Coverage Ratio, CTNW, Funded Debt Ratio, Covenant EBIT, Cash Interest Expense, TNW, and Indebtedness are non-GAAP financial measures defined in our debt agreements that are used to determine our compliance with certain covenants contained in our debt agreements and should not be used as a substitute for analysis of our results as reported under GAAP. However, we believe that the inclusion of this non-GAAP information provides additional information to investors regarding our debt covenant compliance.

TCIL - Fixed Charge Coverage Ratio

The Fixed Charge Coverage Ratio is a six-quarter average of the ratio of consolidated net income of the TCIL subsidiary of Triton available for fixed charges to fixed charges. Consolidated net income for fixed charges is the sum of consolidated net income for such period, plus cash distributions received from unrestricted subsidiaries, plus all fixed charges. Consolidated net income excludes any non-cash gains and/or losses resulting from derivatives, and Merger costs ranging from $45.0 million for TCIL Institutional Notes to $65.0 million for TCIL Bank Facilities. Fixed charges are the sum of interest expense, imputed interest expense on capitalized leases, operating rental obligations other than those related to container equipment and operating rental expense on operating leases of container equipment. Interest expense is adjusted to exclude interest income and the amortization of deferred financing costs.

Entity/Issuer	Minimum Fixed Charge Coverage Ratio	Actual Fixed Charge Coverage Ratio
TCIL Bank Facilities and Institutional Notes	1.25	1.68
TCIL - Minimum CTNW
Consolidated Tangible Net Worth ("CTNW") of the TCIL subsidiary of Triton is defined as the equity of TCIL and its restricted subsidiaries, excluding any non-cash gains and/or losses from derivatives, less the sum of all intangible assets and restricted investments of TCIL and its subsidiaries. CTNW is to be no less than $855.0 million. For the purpose of calculating Minimum CTNW, TCIL's investments in unrestricted subsidiaries are included in equity. As of September 30, 2017, the actual CTNW was $1.5 billion.

TCIL - Funded Debt Ratio
Funded Debt Ratio is the ratio of total debt of the TCIL subsidiary of Triton to CTNW plus deferred income related to the sales of container equipment to subsidiaries.

Entity/Issuer	Maximum Funded Debt Ratio	Actual Funded Debt Ratio
TCIL	4.00	2.54
TAL - Ratio of Covenant EBIT to Cash Interest Expense
For the purpose of this covenant, Covenant EBIT is calculated based on the cumulative sum of earnings before interest expense and income taxes for the last four quarters, net gain or losses on interest rate swaps, certain non-cash charges, and Merger costs up to $40.0 million on all entities. Cash Interest Expense is calculated based on cumulative interest expense over the last four quarters adjusted to exclude interest income, amortization of deferred financing costs, and the difference between current and prior period interest expense accruals.

The ratio of Covenant EBIT to Cash Interest Expense is calculated on a consolidated basis for our TAL subsidiary of Triton and for certain of our wholly-owned special purpose entities ("SPEs"), whose primary activity is to issue TAL asset-backed notes. Covenant EBIT for each of our SPEs is calculated based on the net earnings generated by the assets pledged as collateral for the underlying debt issued. The actual Covenant EBIT to Cash Interest Expense ratio for each SPE may differ depending on the specific net earnings associated with those pledged assets.

Entity/Issuer	Minimum Covenant EBIT to Cash Interest Expense Ratio	Actual Covenant EBIT to Cash Interest Expense Ratio
TAL - borrower level test	1.10	1.94
TAL asset backed warehouse	1.30	1.85
TAL asset backed securitization term notes	1.10	1.93*
* Reflects the weighted average for all series of notes issued by TAL Advantage V, LLC. Each series of notes must comply separately with this covenant, and as of September 30, 2017, each series is in compliance.
TAL - Minimum Tangible Net Worth
Minimum Tangible Net Worth ("TNW") is calculated as total tangible assets less total indebtedness which excludes the fair value of derivative instruments liability. The Minimum TNW requirement in relation to our TAL subsidiary of Triton ranges from $300.0 million to $750.0 million. As of September 30, 2017, the actual TNW was $908.4 million.
TAL - Indebtedness to TNW
Indebtedness to TNW ratio is calculated as the ratio of Indebtedness to TNW for our TAL subsidiary.

Entity/Issuer	Maximum Indebtedness to TNW Ratio	Actual Indebtedness to TNW Ratio
TAL	4.75	3.67
Cash Flow
The following table sets forth certain cash flow information presented for the nine months ended September 30, 2017 and 2016, respectively (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$574,790	$337,482
Net cash (used in) investing activities	$(1,003,621)	$(210,065)
Net cash provided by (used in) financing activities	$461,895	$(54,983)
Operating Activities
Net cash provided by operating activities increased by $237.3 million to $574.8 million in the nine months ended September 30, 2017 compared to $337.5 million in the same period in 2016. Operating cash flows increased by $115.4 million due to the inclusion of TAL’s cash flows for the full year to date period in 2017 while TAL’s operating cash flows were included only after July 12th in 2016.  The remaining increase was mainly due to an increased level of profitability as a result of the increase in demand and on hire activity.
Investing Activities
Net cash used in investing activities increased by $793.5 million to $1,003.6 million in the nine months ended September 30, 2017, compared to $210.1 million in the same period in 2016. This increase in cash used in investing activities was primarily due to an increase in the purchases of leasing equipment of $800.7 million. Cash provided by proceeds from the sale of equipment and principal payments on finance leases increased by $57.1 million which was largely offset by $50.3 million of cash acquired in the Merger in 2016 that did not re-occur in 2017.

Financing Activities
In the nine months ended September 30, 2017, cash flows provided by financing activities increased by $516.9 million to $461.9 million, compared to cash flows used in financing activities of $55.0 million in the same period in 2016. Cash flows provided by financing activities increased by $419.4 million due to net borrowings, inclusive of debt issuance costs, under debt facilities of $415.7 million in the nine months ended September 30, 2017 compared to net payments, inclusive of debt issuance costs, under debt facilities of $3.7 million in the same period in 2016. In addition, proceeds from issuances of common shares, net of any redemptions increased by $196.5 million. These increases in cash provided by financing activities were partially offset by an increase in dividend payments of $48.0 million and an increase in restricted cash balances of $57.7 million in 2017 as compared to the same period in 2016.
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
The following table summarizes our contractual obligations and commercial commitments as of September 30, 2017:

	Contractual Obligations by Period
Contractual Obligations:	Total	Remaining 2017	2018	2019	2020	2021 and thereafter
	(dollars in millions)
Principal debt obligations	$6,758.3	$131.8	$730.4	$1,156.6	$996.5	$3,743.0
Interest on debt obligations(1)	1,135.2	69.7	260.5	222.0	180.7	402.3
Capital lease obligations(2)	129.4	11.3	32.0	11.2	10.8	64.1
Operating leases (mainly facilities)	8.9	0.7	4.1	2.0	1.2	0.9
Purchase obligations:
Equipment purchases payable	94.1	94.1	—	—	—	—
Equipment purchase commitments	263.2	263.2	—	—	—	—
Severance benefit commitment	4.2	4.2	—	—	—	—
Total contractual obligations	$8,393.3	$575.0	$1,027.0	$1,391.8	$1,189.2	$4,210.3
_______________________________________________________________________________

(1)	Amounts include actual for fixed interest debt and estimated interest for floating rate debt based on September 30, 2017 rates and the net effect of our interest rate swaps.

(2)	Amounts include interest.
Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of loss to future earnings, values or cash flows that may result from changes in the price of a financial instrument. The fair value of a financial instrument, derivative or non-derivative, might change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. We have operations internationally and we are exposed to market risks in the ordinary course of our business. These risks include interest rate and foreign currency exchange rate risks.
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
As of September 30, 2017, we had interest rate swap agreements in place to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Derivatives	Net Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Weighted Average Remaining Term
Interest rate swaps	$1,760.6 Million	1.70%	3.5 years
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
We recognized activity on our interest rate swap agreements for the three and nine months ended September 30, 2017 and 2016 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative instrument	Financial statement caption	2017	2016	2017	2016
Non-designated interest rate swaps	Realized loss on derivative instruments, net	$20	$864	$902	$2,268
Non-designated interest rate swaps	Unrealized loss (gain) on derivative instruments, net	$629	$(3,487)	$(80)	$5,243
Designated interest rate swaps	Other comprehensive income (loss)	$(1,553)	$886	$(7,579)	$886
Designated interest rate swaps	Interest and debt (income)expense	$(160)	$(284)	$1,301	$(284)
Approximately 70% of our floating rate debt is hedged using interest rate swaps which help mitigate the impact of changes in short-term interest rates. However, a 100 basis point increase in the interest rates on our floating rate debt (primarily LIBOR) would result in an increase of approximately $9.3 million in interest expense over the next 12 months.

Foreign currency exchange rate risk

Although we have significant foreign-based operations, the majority of our revenues and our operating expenses for the three and nine months ended September 30, 2017 and 2016 were denominated in U.S. dollars. We pay our non-U.S. employees in local currencies and certain operating expenses are denominated in foreign currencies. This activity is primarily denominated in the euro and the British pound. During the three and nine months ended September 30, 2017 and 2016, net foreign currency exchange gains and losses recorded in administration expenses in our statement of operations were immaterial.
ITEM 4.    CONTROLS AND PROCEDURES.
Our senior management has evaluated the effectiveness and design of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e)), as of September 30, 2017. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded, as of September 30, 2017, that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) that occurred during the quarter ended September 30, 2017, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
10.7
Ninth Restated and Amended Credit Agreement, dated as of April 15, 2016, by and among Triton Container International Limited, as Borrower, various lenders, and Bank of America, N.A., as Administrative Agent and an Issuer, and other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 22, 2017)

10.8
First Amendment, dated as of February 6, 2017, to the Ninth Restated and Amended Credit Agreement, dated as of April 15, 2016, by and among Triton Container International Limited, as the Borrower, various lenders and Bank of America, N.A., as Administrative Agent and an Issuer, and other parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 22, 2017)

10.9
Second Amendment, dated June 16, 2017, to the Ninth Restated and Amended Credit Agreement, dated as of April 15, 2016, by and among Triton Container International Limited, as Borrower, various lenders, Bank of America, N.A., as Administrative Agent and an Issuer, and other parties thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on June 22, 2017)

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

TRITON INTERNATIONAL LIMITED

November 13, 2017	By:	/s/ JOHN BURNS
John Burns
Chief Financial Officer