Form 10-K
period 2017-12-31
Triton International Ltd
filed 2018-02-27
CIK 1660734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2017
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                             to
Commission file number- 001-37827
Triton International Limited
(Exact name of registrant as specified in the charter)

Bermuda (State or other jurisdiction of incorporation or organization)	98-1276572 (I.R.S. Employer Identification Number)

Canon's Court, 22 Victoria Street, Hamilton HM12, Bermuda (Address of principal executive office)

(441) 294-8033 (Registrant's telephone number including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange On Which Registered
Common shares, $0.01 par value per share	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Emerging growth company ☐	Smaller reporting company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of voting common shares held by non-affiliates as of June 30, 2017 was approximately $1,425.6 million. As of February 21, 2018, there were 80,827,183 common shares, $0.01 par value, of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part of Form 10-K	Document Incorporated by Reference
Part III, Items 10, 11, 12, 13, and 14	Portion of the Registrant's proxy statement to be filed in connection with the Annual Meeting of Shareholders of the Registrant to be held on May 2, 2018.

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
All forward-looking statements address matters that involve risks and uncertainties, many of which are beyond Triton's control. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements and, therefore, you should not place undue reliance on any such statements. These factors include, without limitation, economic, business, competitive, market and regulatory conditions and the following:

•	decreases in the demand for leased containers;

•	decreases in market leasing rates for containers;

•	difficulties in re-leasing containers after their initial fixed-term leases;

•	customers' decisions to buy rather than lease containers;

•	dependence on a limited number of customers for a substantial portion of our revenues;

•	customer defaults;

•	decreases in the selling prices of used containers;

•	extensive competition in the container leasing industry;

•	difficulties stemming from the international nature of Triton's businesses;

•	decreases in demand for international trade;

•	disruption to Triton's operations resulting from political and economic policies of the United States and other countries, particularly China;

•	disruption to Triton's operations from failure of or attacks on Triton's information technology systems;

•	disruption to Triton's operations as a result of natural disasters;

•	compliance with laws and regulations related to economic and trade sanctions, security, anti-terrorism, environmental protection and corruption;

•	ability to obtain sufficient capital to support growth;

•	restrictions on businesses imposed by the terms of Triton's debt agreements;

•	changes in the tax laws in the United States and other countries; and

•	other risks and uncertainties, including those listed under the caption "Risk Factors."
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

Post-Merger Organization Structure Relevant to this Form 10-K

On July 12, 2016, the transactions contemplated by the Transaction Agreement were approved by the stockholders of TAL and became effective. Former TCIL shareholders owned approximately 55% of the outstanding equity of the Company and former TAL stockholders owned approximately 45% of the outstanding equity of the Company on that date. The Company, through its subsidiaries, leases intermodal transportation equipment, primarily maritime containers, and provides maritime container management services through a worldwide network of subsidiary offices, third-party depots and other facilities. Triton operates in both international and U.S. markets. The majority of Triton's business is derived from leasing its containers to shipping line customers through a variety of long-term and short-term contractual lease arrangements. Triton also sells its own containers and containers purchased from third parties for resale. Triton's registered office is located at Canon's Court, 22 Victoria Street, Hamilton HM12, Bermuda.
Since completion of the Merger, Brian M. Sondey, who was the Chairman, President and Chief Executive Officer of TAL, has served as the Chairman and Chief Executive Officer of Triton; Simon R. Vernon, who was the President and Chief Executive Officer of TCIL, has served as President of Triton. The Company announced on January 18, 2018, that Mr. Vernon will retire on February 28, 2018 but will continue as a member of the Board of Directors. ; and John Burns, who was the Chief Financial Officer of TAL, has served as the Chief Financial Officer of Triton.

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
Canon's Court
22 Victoria Street
Hamilton HM12, Bermuda
Attn: Marc Pearlin, Vice President, General Counsel and Secretary
Telephone: (441) 294-8033

SERVICE MARKS MATTERS

The following items referred to in this annual report are registered or unregistered service marks in the United States and/or foreign jurisdictions pursuant to applicable intellectual property laws and are the property of Triton and its subsidiaries: Triton® and TAL®.

PART I
ITEM 1. BUSINESS
Our Company
On July 12, 2016, Triton Container International Limited, ("TCIL"), and TAL International Group, Inc. ("TAL"), combined in an all-stock merger (the "Merger"). Under the terms of the Transaction Agreement, TCIL and TAL combined under a newly formed holding company, Triton International Limited (“Triton”, “we”, "our” or the “Company”).
We are the world's largest lessor of intermodal containers. Intermodal containers are large, standardized steel boxes used to transport freight by ship, rail or truck. Because of the handling efficiencies they provide, intermodal containers are the primary means by which many goods and materials are shipped internationally. We also lease chassis which are used for the transportation of containers.
Segments
We operate our business in one industry, intermodal transportation equipment, and have two business segments, which also represent our reporting segments:

•	Equipment leasing—We own, lease and ultimately dispose of containers and chassis from our lease fleet, as well as manage containers owned by third parties.

•
Equipment trading—We purchase containers from shipping line customers, and other sellers of containers, and resell these containers to container retailers and users of containers for storage or one-way shipment.

Equipment Leasing Segment

        Our equipment leasing operations include the acquisition, leasing, re-leasing and ultimate sale of multiple types of intermodal transportation equipment, primarily intermodal containers. We have an extensive global presence. We operate our business through 24 offices located in 15 countries, and offer leasing services through approximately 456 third-party container depot facilities in 47 countries as of December 31, 2017. Our customers are among the world's largest shipping lines and include, among others, CMA CGM, Mediterranean Shipping Company, Mitsui O.S.K, NYK Line and COSCO.

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

Our leases require lessees to maintain the equipment in good operating condition, defend and indemnify us from liabilities relating to the equipment contents and handling and return the equipment to specified drop-off locations. The following table provides a summary of our equipment lease portfolio by lease type, based on cost equivalent units (CEU), as of December 31, 2017:

Lease Portfolio	December 31, 2017
Long-term leases	72.2%
Finance leases	4.9
Service leases	14.1
Expired long-term leases (units on-hire)	8.8
Total	100.0%

        As of December 31, 2017, our long-term and finance leases had an average remaining lease term of 43 months.

        The most important driver of profitability in our leasing segment is the extent to which leasing revenues, which are driven primarily by our owned equipment fleet size, utilization and average rental rates, exceed our ownership and operating costs. Our profitability is also driven by the gains or losses we realize on the sale of used containers because, in the ordinary course of our business, we sell certain containers when they are returned to us.

Equipment Trading Segment

        Through our extensive operating network, we purchase containers from shipping line customers and other sellers of containers and resell these containers to container retailers and users of containers for storage and one-way shipments.

        Total revenues for the equipment trading segment are primarily made up of equipment trading revenues, which represents the proceeds from sales of trading equipment, and leasing revenue related to containers purchased with the intent to resell. The profitability of this segment is largely driven by the volume of units purchased and sold, our per-unit selling margin, and our direct operating and administrative expenses.

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

Over the last thirty years, containerized trade has grown at a rate greater than that of general worldwide economic growth. According to Clarkson Research Studies, worldwide containerized cargo volume increased at a compound annual growth rate ("CAGR") of 7.9% from 1987 to 2017. We believe that this high historical growth was due to several factors, including the shift in global manufacturing capacity to lower labor cost areas such as China and India, the continued integration of developing high growth economies into global trade patterns and the continued conversion of cargo from bulk shipping into containers. However, worldwide containerized cargo volume growth has been lower over the last few years, averaging 3.2% CAGR from 2013 to 2017, due to weak global economic growth and a significant reduction in the difference between global trade growth and global economic growth.

Container leasing firms maintain inventories of new and used containers in a wide range of worldwide locations and supply these containers primarily to shipping line customers under a variety of short and long-term lease structures. Based on container fleet information reported by Drewry Maritime Research, we estimate that container lessors owned approximately 20.3 million twenty-foot equivalent units ("TEU"), or approximately 52% of the total worldwide container fleet of 39.2 million TEU, as of the end of 2017.

Leasing containers helps shipping lines improve their overall container fleet efficiency and provides the shipping lines with an alternative source of equipment financing. Given the uncertainty and variability of export volumes, and the fact that shipping lines have difficulty in accurately forecasting their container requirements on a day-by-day, port-by-port basis, the availability of containers for lease on short notice reduces shipping lines' need to purchase and maintain larger container inventory buffers. In addition, the drop-off flexibility provided by operating leases also allows the shipping lines to adjust their container fleet sizes and the mix of container types in their fleets both seasonally and over time and helps to balance their trade flows.

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

Operations

We operate our business through 24 offices located in 15 different countries as of December 31, 2017. Our field operations include a global sales force, a global container operations group, an equipment resale group, and a logistics services group. Our headquarters is located in Bermuda.

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

•
Chassis.  An intermodal chassis is a rectangular, wheeled steel frame, generally 23½, 40 or 45 feet in length, built specifically for the purpose of transporting intermodal containers over the road. Longer sized chassis, designed to solely accommodate rail containers, can be up to 53 feet in length. Once mounted, the chassis and container are the functional equivalent of a trailer. When mounted on a chassis, the container may be trucked either to its destination or to a railroad terminal for loading onto a rail car. Our chassis are primarily used in the United States.

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

        We categorize our operating leases as either long-term leases or service leases. Some leases have contractual terms that have features reflective of both long-term and service leases. We classify such leases as either long-term or service leases, depending upon which features we believe are predominant. Long-term leases typically have initial contractual terms ranging from three to eight years with an average term of approximately five years at lease inception. Our long-term leases require our customers to maintain specific units on-hire for the duration of the lease term, and they provide us with predictable recurring cash flow. As of December 31, 2017, 72.2% of our on-hire containers and chassis were under long-term operating leases.

        We also have expired long-term leases whose fixed terms have ended but for which the related units remain on-hire and for which we continue to receive rental payments pursuant to the terms of the initial contract. As of December 31, 2017, 8.8% of our on-hire containers and chassis were on long-term leases whose fixed terms have expired but for which the related units remain on-hire and for which we continue to receive rental payments.

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

        Service leases allow our customers to pick-up and drop-off equipment during the term of the lease, subject to contractual limitations. Service leases provide the customer with a higher level of flexibility than long-term leases and, as a result, typically carry a higher per diem rate. The terms of our service leases can range from 12 months to five years, though, because equipment can be returned during the term of a service lease and since service leases are generally renewed or modified and extended upon expiration, lease term does not dictate expected on-hire time for our equipment on service leases. As of December 31, 2017, 14.1% of our on-hire containers and chassis were under service leases and this equipment has been on-hire for an average of 27 months.

        Finance Leases.    Finance leases provide our customers with an alternative method to finance their equipment acquisitions. Finance leases are generally structured for specific quantities of equipment, generally require the customer to keep the equipment on-hire for its remaining useful life, and typically provide the customer with a purchase option at the end of the lease term. As of December 31, 2017, approximately 4.9% of our on-hire containers and chassis were under finance leases.

        As of December 31, 2017, our long-term and finance leases had an average remaining duration of 43 months, assuming no leases are renewed. However, we believe that many of our customers will renew operating leases for equipment that is less than sale age at the expiration of the lease. In addition, our equipment on operating leases typically remains on-hire at the contractual per diem rate for an additional six to twelve months beyond the end of the contractual lease term due to the logistical requirements of our customers having to return the containers and chassis to specific drop-off locations.

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

        Re-leasing.    Since our operating leases allow customers to return containers and chassis prior to the end of their useful lives, we typically are required to place containers and chassis on several leases during their useful lives. Initial lease transactions for new containers and chassis can usually be generated with a limited sales and customer service infrastructure because initial leases for new containers and chassis typically cover large volumes of units and are fairly standardized transactions. Used equipment, on the other hand, is typically leased out in small transactions that are structured to accommodate pick-ups and returns in a variety of locations. As a result, leasing companies benefit from having a large number of customers and maintaining a high level of operating contact with these customers.

        Depot Management.    As of December 31, 2017, we managed our equipment fleet through approximately 456 third-party owned and operated depot facilities located in 47 countries. Depot facilities are generally responsible for repairing our containers and chassis when they are returned by lessees and for storing the equipment while it is off-hire. We have a global operations group that is responsible for managing our depot contracts and they also regularly visit the depot facilities to conduct inventory and repair audits. We also supplement our internal operations group with the use of independent inspection agents.

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

We also face risks from changing environmental regulations, particularly with our refrigerated container product line. Many countries, including the United States, restrict, prohibit or otherwise regulate the use of chemical refrigerants due to their ozone depleting and global warming effects. Our refrigerated containers currently use R134A or 404A refrigerant. While R134A and 404A do not contain chlorofluorocarbons ("CFCs") (which have been restricted since 1995), the European Union ("EU") has instituted regulations to phase out the use of R134A in automobile air conditioning systems beginning in 2011 due to concern that the release of R134A into the atmosphere may contribute to global warming. While the EU regulations do not currently restrict the use of R134A or 404A in refrigerated containers or trailers, it has been proposed that R134A and 404A usage in intermodal containers may be banned beginning in 2025, although the final decision has not been made as of yet. Further, certain manufacturers of refrigerated containers, including the largest manufacturer of cooling machines for refrigerated containers, have begun testing units that utilize alternative refrigerants, such as carbon dioxide, that may have less global warming potential than R134A and 404A. If future regulations prohibit the use or servicing of containers using R134A or 404A refrigerants, we could be forced to incur large retrofitting expenses. In addition, refrigerated containers that are not retrofitted may become difficult to lease and command lower rental rates and disposal prices.

 Historically, the foam insulation in the walls of intermodal refrigerated containers required the use of a blowing agent that contains CFCs, specifically HCFC-141b. The manufacturers producing our refrigerated containers have eliminated the use of this blowing agent in the manufacturing process, but a large number of our refrigerated containers manufactured prior to 2014 contain these CFCs. The EU prohibits the import and the placing on the market in the EU of intermodal containers with insulation made with HCFC-141b (“EU regulation”). However, we believe international conventions governing free movement of intermodal containers allow the use of such intermodal refrigerated containers in the EU if they have been admitted into EU countries on temporary customs admission. Each country in the EU has its own individual and different regulations, and we have procedures in place that we believe comply with the relevant EU and country regulations. However, if such intermodal refrigerated containers exceed their temporary customs admission period and/or their custom admissions status changes (e.g., should such container be off-hired) and such intermodal refrigerated containers are deemed placed on the market in the EU, or if our procedures are deemed not to comply with EU or a country’s regulation, we could be subject to fines and penalties. Also, if future international conventions or regulations prohibit the use or servicing of containers with foam insulation that utilized this blowing agent during the manufacturing process, we could be forced to incur large retrofitting expenses and those containers that are not retrofitted may become more difficult to lease and command lower rental rates and disposal prices.

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
The paint systems used for dry containers have recently been modified for environmental reasons. Container manufacturers have replaced solvent-based paint systems with water-based paint systems for dry container production. Water-based paint systems require more time and care for proper application, and there is an increased risk that the paint will not adhere properly to the steel for the expected useful life of the containers. Poor paint coverage leads to premature rusting, increased maintenance cost over the life of the container and could result in a shorter useful life. If water-based paint applications cannot perform as well as the solvent-based applications have historically, the future repair and operating costs for these containers could be significantly higher and the useful life of the containers may be decreased.

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

We experienced a major lessee default in 2016 when Hanjin Shipping Co. ("Hanjin"), one of our largest customers, filed for bankruptcy court protection and defaulted on our lease agreements. Hanjin had approximately 87,000 of our containers on lease with a net book value of $243.3 million. We recorded a loss of $29.7 million during the third quarter ended September 30, 2016, comprised of bad debt expense and a charge for costs not expected to be recovered due to deductibles in our credit insurance policies. As of December 31, 2017, we recovered approximately 94% of our containers previously leased to Hanjin.

While we have recovered over 94% of the containers previously on-hire to Hanjin, we have incurred substantial costs in the recovery effort including a write-off of outstanding receivables; payments to terminals, depots, Hanjin shipping agents and others in possession of our containers to obtain the release of our containers; repair and handling costs; and positioning costs to move containers recovered from locations with weak leasing demand to higher demand locations.

Through our TCIL and TAL subsidiaries, we have historically maintained credit insurance to help mitigate the cost and risk of lessee defaults and this insurance coverage reduced our costs resulting from the default of Hanjin, by approximately $67.0 million. However, our credit insurance policies typically had annual terms, and in the aftermath of the Hanjin bankruptcy, the availability of credit insurance protection has become much more limited and the cost of the more limited protection has increased substantially. We currently assess the cost and level of this type of credit insurance protection offered to us as uneconomic, and have allowed this credit insurance coverage to lapse. We have obtained a more limited credit insurance policy covering only accounts receivables for some of our customers. This policy does not cover recovery costs, has exclusions and payment and other limitations, and therefore may not protect us from losses arising from customer defaults. Therefore we may be forced to incur all of the losses resulting from future lessee defaults, significantly increasing the likelihood that a lessee default would have a material adverse impact on our profitability and financial condition.

Marketing and Customer Service

Our global marketing force and our customer service representatives are responsible for developing and maintaining relationships with senior operations staff at our shipping line customers, negotiating lease contracts and maintaining day-to-day coordination with junior level staff at our customers. This close customer communication is critical to our ability to provide customers with a high level of service, and it helps us to negotiate lease contracts that satisfy both our financial return requirements and our customers' operating needs, and ensures that we are aware of our customers' potential equipment shortages and that they are aware of our available equipment inventories.

Customers

We believe that we have strong, long standing relationships with our largest customers, most of whom we have done business with for over 20 years. We currently have equipment on-hire to more than 300 customers, although our twenty largest customers account for 83% of our lease billings. Our customers are mainly international shipping lines, but we also lease containers to freight forwarding companies and manufacturers. The shipping industry has been consolidating for a number of years, and further consolidation could increase the portion of our revenues that come from our largest customers. Our five largest customers accounted for 55% of our lease billings, and our two largest customers are CMA CGM and Mediterranean Shipping Company which accounted for 19% and 14%, respectively, of our lease billings in 2017. No other customer exceeded 10% of our lease billings in 2017. A default by one of our major customers could have a material adverse impact on our business, financial condition and future prospects.

Currency

The U.S. dollar is the operating currency for the large majority of our leases and obligations, and most of our revenues and expenses are denominated in U.S. dollars. However, we pay our subsidiaries non-U.S. staff in local currencies, and our direct operating expenses and disposal transactions for our older containers are often structured in foreign currencies. We record realized and unrealized foreign currency exchange gains and losses primarily due to fluctuations in exchange rates related to our Euro and Pound Sterling transactions and related assets and liabilities.

Systems and Information Technology

The efficient operation of our business is highly dependent on our information technology systems to track transactions, bill customers and provide the information needed to report our financial results. In 2017, TCIL and TAL successfully consolidated our operations onto one operating system. Our system allows customers to place pick-up and drop-off orders on the Internet, view current inventories and check contractual terms in effect with respect to any given container lease agreement. Our system also maintains a database which tracks all of the containers in our fleet and our leasing agreements, processes leasing and sale transactions, and bills our customers for their use of and damage to our containers. The Company also uses the information provided by these systems in our day-to-day business to make business decisions and improve our operations and customer service.

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

Competition

We compete with more than eight other major intermodal equipment leasing companies, many smaller lessors, manufacturers of intermodal equipment and companies offering finance leases as distinct from operating leases. It is common for our customers to utilize several leasing companies to meet their equipment needs.

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

Employees

As of December 31, 2017, we employed 260 people in 24 offices, in 15 countries. We believe that our relations with our employees are good and we are not a party to any collective bargaining agreements.

ITEM 1A. RISK FACTORS
Our business, financial condition and results of operations are subject to various risks and uncertainties noted throughout this report including those discussed below, which may affect the value of our securities. In addition to the risks discussed below, which we believe to be the most significant risks facing the Company, there may be additional risks not presently known to us or that we currently deem less significant that also may adversely affect our business, financial condition and results of operations, possibly materially. Some statements in our risk factors constitute forward-looking statements. Please refer to the section entitled “Cautionary Note Concerning Forward-Looking Statements” in this report.
Market conditions for container lessors have been extremely volatile.
Market conditions and the operating and financial performance of container leasing companies have been extremely volatile. Market conditions such as steel and new container prices, global containerized trade growth, market lease rates and used container sale prices were strong from 2010 through 2014, driving a high level of profitability for container leasing companies. Market conditions subsequently deteriorated rapidly in 2015 and 2016, leading to a significant erosion in our operating and financial performance. Market conditions rebounded at the end of 2016 and remained favorable through 2017, leading to a recovery in our operating and financial performance. However, there is no assurance this improvement will continue. A reversal in market conditions back to the difficult conditions faced in 2015 and 2016, would lead to decreased profitability, reduced cash flows and a deterioration in our financial position.
We face significant re-pricing risk on expiring leases.
We are highly exposed to adverse lease re-pricing due to the large number of leases expiring in 2018 with historically high lease rates. The vast majority of our leases are structured as operating leases, and as a result have lease terms shorter than the useful life of the containers on-hire. When existing operating leases with above-market lease rates expire, we are forced to reduce the rates on the leases toward then-current market levels in order to extend the leases, or if leases are not extended, the containers will be returned by the original customer and re-marketed to other customers based on then-current market lease rates. Reducing lease rates on existing containers results in an immediate reduction in leasing revenue, profitability and cash flow. These impacts can be severe when a large number of containers are subject to adverse lease re-pricing.
Lease re-pricing was a major driver in our decreasing profitability during 2015 and 2016. While market lease rates rebounded in 2017, mitigating the impacts of lease re-pricing, market conditions have been extremely volatile and if market lease rates fell back toward the levels experienced in 2015 and 2016 we would face decreased profitability, reduced cash flows and a deterioration in our financial position.
Container leasing demand can be negatively affected by numerous market factors as well as external political and economic events that are beyond our control. Decreasing leasing demand could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Demand for containers depends largely on the rate of world trade and economic growth. Demand for leased containers is also driven by our customers’ “lease vs. buy” decisions. Cyclical recessions can negatively affect lessors’ operating results because during economic downturns or periods of reduced trade, shipping lines tend to lease fewer containers, or lease containers only at reduced rates, and tend to rely more on their own fleets to satisfy a greater percentage of their requirements. As a result, during periods of weak global economic activity, container lessors like us typically experience decreased leasing demand, decreased equipment utilization, lower average rental rates, decreased leasing revenue, decreased used container resale prices and significantly decreased profitability. These effects can be severe.
For example, our profitability decreased significantly from the third quarter of 2008 to the third quarter of 2009 due to the effects of the global financial crisis. In 2015 and for the first half of 2016, our operating performance and profitability was negatively impacted due to slower global trade growth resulting in reduced demand for leased containers, decreasing utilization, lease rental revenue and used container sales prices, and higher operating costs. Our profitability would have decreased further if trade activity did not start to recover at the end of 2016. If this trend were to reoccur, our results of operations and cash flows would be negatively affected.
Other general factors affecting demand for leased containers, container utilization and per diem rental rates include:

•	the available supply and prices of new and used containers;

•	changes in economic conditions, the operating efficiency of customers and competitive pressures in the shipping industry;

•	the availability and terms of equipment financing for customers;

•	fluctuations in interest rates and foreign currency values;

•	import/export tariffs and restrictions;

•	customs procedures;

•	foreign exchange controls; and

•	other governmental regulations and political or economic factors that are inherently unpredictable and may be beyond our control.
Any of the aforementioned factors may have a material adverse effect on our business, financial condition, results of operations and cash flows.
The demand for leased containers is driven by the volume of international containerized trade. The growth rate of international containerized trade has been historically low for several years and could fall further due to a slowdown in the global economy, increased trade protectionism or many other factors.
The growth rate of global containerized trade growth has been historically low for several years, reflecting both a reduction in the rate of global economic growth and decrease in the rate of trade growth relative to the rate of global economic growth. During periods of weak global trade growth, our customers have lower requirements for containers, attempt to reduce operating costs by returning leased containers and tend to lease containers at lower rates. Reduced trade growth was a major driver behind the difficult market conditions and decreasing operating and financial performance in 2015 and 2016.
While trade growth recovered somewhat in 2017, it remained well below historical levels, and many forecasters project that global economic growth and global trade growth are unlikely to return to the higher levels experienced before the financial crisis. In addition, trade protectionism has become increasingly likely across many developed countries, and any increase in trade barriers would further reduce global trade growth and the demand for our containers.
Our customers may decide to lease fewer containers. Should shipping lines decide to buy a larger percentage of the containers they operate, our utilization rate and level of investment would decrease, resulting in decreased leasing revenues, increased storage costs, increased repositioning costs and lower growth.
We, like other suppliers of leased containers, are dependent upon decisions by shipping lines to lease rather than buy their container equipment. Should shipping lines decide to buy a larger percentage of the containers they operate, our utilization rate would decrease, resulting in decreased leasing revenues, increased storage costs and increased positioning costs. A decrease in the portion of leased containers operated by shipping lines would also reduce our investment opportunities and significantly constrain our growth. Most of the factors affecting the lease vs. buy decisions of our customers are outside of our control.
Market lease rates may decrease due to a decrease in new container prices, weak leasing demand, increased competition or other factors, resulting in reduced revenues, lower margins, and reduced profitability and cash flows.
Market leasing rates are typically a function of, among other things, new equipment prices (which are heavily influenced by steel prices in China), interest rates, the type and length of the lease, and the equipment supply and demand balance at a particular time and location. A decrease in leasing rates can have a materially adverse effect on our leasing revenues, profitability and cash flow.
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
In addition, when lessees or sub-lessees of our containers and chassis default, we may fail to recover all of our equipment, and the containers and chassis we do recover may be returned in damaged condition or to locations where we will not be able to efficiently re-lease or sell them. As a result, we may have to repair and reposition these containers and chassis to other places where we can re-lease or sell them and we may lose lease revenues and incur additional operating expenses in repossessing, repositioning and storing the equipment.
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
The likelihood of lessee defaults remains elevated. The container shipping industry has been suffering for several years from excess vessel capacity and low freight rates due to the combination of low trade growth and widespread ordering of mega vessels. Most of our customers generated financial losses in 2016 and many are burdened by high levels of debt.

We experienced a major lessee default in 2016 when Hanjin Shipping Co. ("Hanjin"), a large customer of ours filed for court protection on August 31, 2016, and immediately began a liquidation process. At that time, we had approximately 87,000 containers on lease to Hanjin with a net book value of $243.3 million. We recorded a loss of $29.7 million during the third quarter ended September 30, 2016, comprised of bad debt expense and a charge for costs not expected to be recovered due to deductibles in credit insurance policies. The impact of the Hanjin bankruptcy was significantly lessened by credit insurance policies in place during 2016 which covered the value of containers that are unrecoverable, cost incurred to recover containers and a portion of lost lease revenue. We have not been able to renew the credit insurance at levels considered to be economical and may not be able to obtain such insurance in the future.
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
Our customer base highly is concentrated. A default from any of our largest customers, and especially our largest customer, would have a material adverse effect on our business, financial condition and future prospects. In addition, a significant reduction in leasing business from any of our large customers could have a material adverse impact on demand for our containers and our financial performance.
Our five largest customers represented approximately 55% of our lease billings in 2017, with our single largest customer, CMA CGM, representing approximately 19% of lease billings, and our second largest customer Mediterranean Shipping Co., representing approximately 14% of lease billings, during this period. Furthermore, the shipping industry has been consolidating for a number of years, and further consolidation is expected and could increase the portion of our revenues that come from our largest customers. For example, the three largest Japanese shipping lines: Mitsui OSK, NYK and K-Line, have announced they will combine in a joint venture starting April 1, 2018. These three customers combined represented approximately 20% of our lease billings in 2017 and on a pro-forma basis would increase the lease billings from our five largest customers to approximately 59%.
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

We have historically maintained credit insurance to help mitigate the cost and risk of lessee defaults. Those insurance policies typically covered the value of containers that were unrecoverable, cost incurred to recover containers and a portion of lost lease revenue. This insurance coverage reduced our loss resulting from the default of Hanjin, by approximately $67.0 million.
However, in the aftermath of the Hanjin bankruptcy, the level of protection offered under this type of credit insurance has become much more limited and the cost of the more limited protection has increased substantially. We currently assess the cost and level of credit insurance protection offered to the company as uneconomic, and we have allowed this credit insurance coverage to lapse. Accordingly, we may be forced to incur all of the losses resulting from future lessee defaults, significantly increasing the likelihood that a lessee default would have a material adverse impact on our profitability and financial condition.
Used container sales prices have been volatile. During periods of low used container sale prices, such as we experienced for much of 2015 and 2016, used container sale prices can fall below our accounting residual values, leading to losses on the disposal of our equipment.
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
Used container selling prices and the gains or losses that we have recognized from selling used containers have varied widely. Selling prices for used containers and disposal gains were exceptionally high from 2010 to 2012 due to a tight global supply and demand balance for containers. Used container prices gradually declined from 2012 through 2014, then dropped steeply in 2015 and 2016 to levels below our estimated residual values, resulting in significant losses on sale of leasing equipment in 2016. Used container sale prices rebounded in 2017, but there is no assurance this rebound in sale prices will be sustained. If disposal prices were to fall back below our residual values for an extended period, it would have a significantly negative impact on our financial performance and cash flow.
We face extensive competition in the container leasing industry.
We may be unable to compete favorably in the highly competitive container leasing and sales business. We compete with more than eight other major leasing companies, many smaller container lessors, manufacturers of container equipment, companies offering finance leases as distinct from operating leases, promoters of container ownership and leasing as a tax shelter investment, shipping lines which sometimes lease their excess container stocks, and suppliers of alternative types of equipment for freight transport. Some of these competitors may have greater financial resources and access to capital than us. Additionally, some of these competitors may, at times, accumulate a high volume of underutilized inventories of containers, which could lead to significant downward pressure on lease rates and margins.
Competition among container leasing companies depends upon many factors, including, among others, lease rates, lease terms (including lease duration, and drop-off and repair provisions), customer service, and the location, availability, quality and individual characteristics of equipment. The highly competitive nature of our industry may reduce our lease rates and margins and undermine our ability to maintain our current level of container utilization or achieve our growth plans. In general, competition from other leasing companies becomes more intense following a period of strong performance, such as we experienced in 2017. As a result, we expect increased competitive pressure.
We may incur future asset impairment charges.
An asset impairment charge may result from the occurrence of an adverse change in market conditions, unexpected adverse events or management decisions that impact our estimates of expected cash flows generated from our long-lived assets. We review our long-lived assets, including our container and chassis equipment, goodwill and other intangible assets for impairment, when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We may be required to recognize asset impairment charges in the future as a result of reductions in demand for specific container and chassis types, a weak economic environment, challenging market conditions, events related to particular customers or asset types, or as a result of asset or portfolio sale decisions by management.
The likelihood that we could incur asset impairment charges increases during periods of low new container prices, low market lease rates and low used container selling prices. These conditions existed in the industry for much of 2015 and 2016. While these factors improved in 2017, there is no assurance the improvement will last.
In addition, while used container selling prices are currently above our estimated residual values, they are extremely volatile and if disposal prices fall back below our residual values for an extended period, we would likely need to revise our estimates for residual values. Decreasing estimates for residual values would result in an immediate impairment charge on containers older than the estimated useful life in our depreciation calculations, and would result in increased depreciation expense for all of our containers in subsequent periods. Asset impairment charges could significantly impact our profitability and could potentially cause us to breach the financial covenants contained in some or all of our debt agreements. The impact of asset impairment charges and a potential covenant default could be severe.
Equipment trading results have been highly volatile and are subject to many factors outside of our control and are dependent upon a steady supply of used equipment.
We purchase used containers for resale from our shipping line customers and other container sellers. If the supply of equipment becomes limited because these sellers develop other means for disposing of their equipment or develop their own sales networks, we may not be able to purchase the inventory necessary to meet our goals, and our equipment trading revenues and our profitability could be negatively impacted.
Abrupt changes in sales prices on equipment purchased for resale could negatively affect our equipment trading margins.
We expect to purchase and sell containers opportunistically as part of our equipment trading segment. We purchase equipment for resale on the premise that we will be able to sell the inventory in a relatively short time frame. If sales prices rapidly deteriorate and we hold a large inventory of equipment that was purchased when prices for equipment were higher, then our gross margins could decline or become negative.

Financing may become more difficult to arrange and more expensive. If we are unable to finance capital expenditures efficiently, our business and growth plans will be adversely affected.
We expect to make capital investments to, among other things, maintain and expand the size of our container fleet. If we are unable to raise sufficient debt financing, we may be unable to achieve our targeted level of investment and growth. In addition, if our financing costs increase, we may be unable to pass along the higher cost of financing to our customers through high per diem lease rates, which would reduce the profit margin and investment returns on new container investments.
During the difficult market environment in 2015 and 2016, many lenders to the container leasing industry became more cautious, decreasing our sources of available debt financing and increasing our borrowing costs. Financing availability and costs improved in 2017, but there is no assurance this will continue. In addition, we are the largest container leasing exposure for many of our lenders, and the amount of incremental loans available from our existing lenders may become constrained due to single-name credit limitations.
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
As of December 31, 2017, we had outstanding indebtedness of approximately $6.9 billion under our debt facilities. Total interest and debt expense for the year ended December 31, 2017 was $282.3 million. As of December 31, 2017, our net debt (total debt plus equipment purchases payable less cash) was equal to 78.8% of the net book value of our revenue earnings assets.
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

•
requiring us to dedicate a substantial portion of our cash flow from operations to make payments on our debt, thereby reducing funds available for operations, capital expenditures, future business opportunities and other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limiting our ability to borrow additional funds, or to sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes;

•	making it difficult for us to pay dividends on our common shares;

•	increasing our vulnerability to general adverse economic and industry conditions, including changes in interest rates; and

•	placing us at a competitive disadvantage compared to our competitors having less debt.
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
We may incur substantial additional indebtedness in the future. Although our current credit facilities contain restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of qualifications and exceptions, and, under certain circumstances, indebtedness incurred in compliance with such restrictions could be substantial. To the extent that new indebtedness is added to current debt levels, the risks described above would increase.
We will require a significant amount of cash to service and repay our outstanding indebtedness. This may limit our ability to fund future capital expenditures, pursue future business opportunities, make acquisitions or return cash to our shareholders.
Our high level of indebtedness requires us to make large interest and principal payments. These debt service payments will represent a significant portion of our cash flow, and if our operating cash flow decreases in the future, or if it becomes more difficult for us to arrange financing to refinance existing debt facilities, our ability to finance capital expenditures, pursue future business opportunities or return cash to our shareholders could be severely limited.

Our credit facilities impose significant operating and financial restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions.
Our asset-backed securities, institutional notes and other credit facilities impose, and the terms of any future indebtedness may impose, significant operating, financial and other restrictions on the Company and our subsidiaries. These restrictions will limit or prohibit, among other things, our ability to:
•incur additional indebtedness;
•pay dividends on or redeem or repurchase our shares;
•issue additional share capital;
•make loans and investments;
•create liens;
•sell certain assets or merge with or into other companies;
•enter into certain transactions with our shareholders and affiliates;
•cause our subsidiaries to make dividends, distributions and other payments to us; and
•otherwise conduct necessary corporate activities.
These restrictions could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities. A breach of any of these restrictions could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and fees, to be immediately due and payable and proceed against any collateral securing that indebtedness, which under certain circumstances could constitute substantially all of our container assets.
Environmental regulations may result in equipment obsolescence or require substantial investments to retrofit existing equipment. Additionally, environmental concerns are leading to significant design changes for new containers that have not been extensively tested, which increases the risks we will face from potential technical problems.
Many countries, including the United States, restrict, prohibit or otherwise regulate the use of chemical refrigerants due to their ozone depleting and global warming effects. Our refrigerated containers currently use R134A or 404A refrigerant. While R134A and 404A do not contain hydrochlorofluorocarbons (CFCs), which have been restricted since 1995, the EU has instituted regulations beginning in 2011 to phase out the use of R134A in automobile air conditioning systems due to concern that the release of R134A into the atmosphere may contribute to global warming. While the EU regulations do not currently restrict the use of R134A or 404A in refrigerated containers or trailers, it has been proposed that, beginning in 2025, R134A and 404A usage in refrigerated containers will be banned, although the final decision has not yet been made. Further, certain manufacturers of refrigerated containers, including the largest manufacturer of cooling machines for refrigerated containers, have begun testing units that utilize alternative refrigerants, such as R513a, as well as natural refrigerants such as propane and carbon dioxide, that may have less global warming potential than R134A and 404A. If future regulations prohibit the use or servicing of containers using R134A or 404A refrigerants, we could be forced to incur large retrofitting expenses. In addition, refrigerated containers that are not retrofitted may become difficult to lease, command lower rental rates and disposal prices, or may have to be scrapped.

Historically, the foam insulation in the walls of intermodal refrigerated containers required the use of a blowing agent that contains CFCs, specifically HCFC-141b. The manufacturers producing our refrigerated containers have eliminated the use of this blowing agent in the manufacturing process, but a large number of our refrigerated containers manufactured prior to 2014 contain these CFCs. The EU prohibits the import and the placing on the market in the EU of intermodal containers with insulation made with HCFC-141b (“EU regulation”). However, we believe international conventions governing free movement of intermodal containers allow the use of such intermodal refrigerated containers in the EU if they have been admitted into EU countries on temporary customs admission. Each country in the EU has its own individual and different regulations, and we have procedures in place that we believe comply with the relevant EU and country regulations. However, if such intermodal refrigerated containers exceed their temporary customs admission period and/or their custom admissions status changes (e.g., should such container be off-hired) and such intermodal refrigerated containers are deemed placed on the market in the EU, or if our procedures are deemed not to comply with EU or a country’s regulation, we could be subject to fines and penalties. Also, if future international conventions or regulations prohibit the use or servicing of containers with foam insulation that utilized this blowing agent during the manufacturing process, we could be forced to incur large retrofitting expenses and those containers that are not retrofitted may become more difficult to lease and command lower rental rates and disposal prices.

An additional environmental concern affecting our operations relates to the construction materials used in our dry containers. The floors of dry containers are plywood, usually made from tropical hardwoods. Due to concerns regarding the de-forestation of tropical rain forests and climate change, many countries which have been the source of these hardwoods have implemented severe restrictions on the cutting and export of these woods. Accordingly, container manufacturers have switched a significant portion of production to more readily available alternatives such as birch, bamboo, and other farm grown wood species. Container users are also evaluating alternative designs that would limit the amount of plywood required and are also considering possible synthetic materials to replace the plywood. These new woods or other alternatives have not proven their durability over the typical 13 to 15 year life of a dry container, and if they cannot perform as well as the hardwoods have historically performed, the future repair and operating costs for these containers could be significantly higher and the useful life of the containers may be decreased.
Over the last two years, for environmental reasons, container manufacturers have replaced solvent-based paint systems with water-based paint systems for dry container production. Water-based paint systems require more time and care for proper application, and there is an increased risk that the paint will not adhere properly to the steel for the expected useful life of the containers. Poor paint coverage leads to premature rusting, increased maintenance cost over the life of the container and could result in a shorter useful life. If water-based paint applications cannot perform as well as the solvent-based applications have historically performed, the future repair and operating costs for these containers could be significantly higher and the useful life of the containers may be decreased.
Litigation to enforce our leases and recover our containers has inherent uncertainties that can be increased by the location of our containers in jurisdictions that have less developed legal systems.
While almost all of our lease agreements are governed by New York or California law and provide for the non-exclusive jurisdiction of the courts located in the State of New York or the courts located in San Francisco, California or arbitration in San Francisco, California, the ability to enforce the lessees’ obligations under the leases and other arrangements for use of the containers often is subject to applicable laws in the jurisdiction in which enforcement is sought. It is not possible to predict, with any degree of certainty, the jurisdictions in which enforcement proceedings may be commenced. Our containers are manufactured primarily in China, and a substantial portion of our containers are leased out of Asia, primarily China, and are used by our customers in a wide range of global trades. Litigation and enforcement proceedings have inherent uncertainties in any jurisdiction and are expensive. These uncertainties are enhanced in countries that have less developed legal systems where the interpretation of laws and regulations is not consistent, may be influenced by factors other than legal merits and may be cumbersome, time-consuming and more expensive. For example, repossession from defaulting lessees may be difficult and more expensive in jurisdictions whose laws do not confer the same security interests and rights to creditors and lessors as those in the United States and where the legal systems are not as well developed. Additionally, even if we are successful in obtaining judgments against defaulting customers, these customers may have limited owned assets and/or heavily encumbered assets and the collection and enforcement of a monetary judgment against them may be unsuccessful. As a result, the remedies available and the relative success and expedience of collection and enforcement proceedings with respect to the containers in various jurisdictions cannot be predicted.
The success of our recovery efforts for defaulted leases has been hampered by undeveloped creditor protections and legal systems in a number of countries. In these situations, we experienced an increase in average recovery costs per unit and a decrease in the percentage of containers recovered in default situations primarily due to excessive charges applied to our containers by the depot or terminal facilities that had been storing the containers for the defaulted lessee. In these cases, the payments demanded by the depot or terminal operators often significantly exceeded the amount of storage costs that the Company would have reasonably expected to pay for the release of the containers. However, legal remedies were limited in many of the jurisdictions where the containers were being stored, and we were sometimes forced to accept the excessive storage charges to gain control of our containers. If the number and size of defaults increases in the future, and if a large percentage of the defaulted containers are being stored in countries with less developed legal systems, losses resulting from recovery payments and unrecovered containers could be large and our profitability significantly reduced.

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

A shortage of mature tropical hardwood has forced manufacturers to use younger and alternative species of wood to make container floors. Manufacturers have switched a significant portion of production to more readily available alternatives such as birch, bamboo, bamboo-wood combined panels, and other farm grown wood species. Container users are also evaluating alternative designs that would limit the amount of plywood required and are also considering possible synthetic materials to replace the plywood. These new woods or other alternatives have not proven their durability over the typical 13 to 15 year life of a dry container. It is likely that the number and magnitude of warranty claims related to premature floor failures will increase.

Another example relates to the Chinese Central Government imposing Volatile Organic Compound ("VOC") and Air Quality standards in South China in July 2016 and in all of China in April 2017. As a result of this standard, manufacturers changed from solvent-based paint systems to water-based paint systems. While water-based paint systems have been used by other manufacturing industries for many years, the systems have not proven their durability over the typical 13 to 15 year life of a dry container in a marine environment. It is possible that the number and magnitude of warranty claims related to premature paint failures will increase.

If container manufacturers do not honor warranties covering these failures, or if the failures occur after the warranty period expires, we could be required to expend significant amounts of money to repair or sell containers earlier than expected. This could have a material adverse effect on our operating results and financial condition.
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
We may incur significant costs associated with relocation of leased equipment.
When lessees return equipment to locations where supply exceeds demand, containers are routinely repositioned to higher demand areas. Positioning expenses vary depending on geographic location, distance, freight rates and other factors. Positioning expenses can be significant if a large portion of our containers are returned to locations with weak demand.
We currently seek to limit the number of containers that can be returned to areas where demand for such containers is not expected to be strong. However, future market conditions may not enable us to continue such practices. In addition, we may not be successful in accurately anticipating which port locations will be characterized by weak or strong demand in the future, and current contracts will not provide much protection against positioning costs if ports that are expected to be strong demand ports turn out to be surplus container ports when the equipment is returned to such ports upon lease expiration. In particular, we could incur significant positioning costs in the future if trade flows change from net exports to net imports in locations such as the main ports in China that are currently considered to be high demand locations and where our leases typically allow large numbers of containers to be returned.
Sustained Asian economic, social or political instability could reduce demand for leasing.
Many of the shipping lines to which we lease containers are entities domiciled in Asian countries. In addition, many of our customers are substantially dependent upon shipments of goods exported from Asia. From time to time, there have been economic disruptions, financial turmoil and political instability in this region. If these events were to occur again in the future, they could adversely affect our customers and lead to reduced demand for our containers or otherwise have an adverse effect on market conditions and our performance.
It may become more expensive for us to store our off-hire containers.
We are dependent on third-party depot operators to repair and store our equipment in port areas throughout the world. In many of these locations the land occupied by these depots is increasingly being considered as prime real estate. Accordingly, some depots are seeking to increase the rates we pay to store our containers, and some local communities are increasing restrictions on depot operations which increase their costs of operation and in some cases force depots to relocate to sites further from the port areas. Additionally, depots in prime locations may become filled to capacity based on market conditions and may refuse additional containers due to space constraints. This could require the Company to enter into higher-cost storage agreements with third-party depot operators in order to accommodate our customers’ turn-in requirements and could result in increased costs for the Company. If these changes affect a large number of our third-party depots, the cost of maintaining and storing our off-hire containers could increase significantly.

We rely on our information technology systems to conduct our business. If there are disruptions and these systems fail to adequately perform their functions, or if we experience an interruption in our operation, our business and financial results could be adversely affected.
The efficient operation of our business is highly dependent on our information technology systems including our equipment tracking and billing systems and our customer interface systems. These systems allow customers to place pick-up and drop-off orders, view current inventory and check contractual terms in effect with respect to any given container lease agreement. These systems also process and track transactions, such as container pick-ups, drop-offs and repairs, and bill customers for the use of and damage to our equipment. If our information technology systems are damaged or an interruption is caused by a computer systems failure, viruses, fire, natural disasters or power loss, the disruption to our normal business operations and impact on our costs, competitiveness and financial results could be significant.
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
We have senior executives and other management level employees with extensive industry experience. We rely on this knowledge and experience in our strategic planning and in our day-to-day business operations. Our success depends in large part upon our ability to retain our senior management, the loss of one or more of whom could have a material adverse effect on our business. Our success also depends on our ability to retain our experienced sales force and technical personnel as well as to recruit new skilled sales, marketing and technical personnel. Competition for experienced managers in our industry can be intense. If we fail to retain and recruit the necessary personnel, our business and our ability to retain customers and provide acceptable levels of customer service could suffer.
The international nature of the container industry exposes us to numerous risks.
We are subject to risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. These risks include:

•	regional or local economic downturns;

•	changes in governmental policy or regulation;

•	restrictions on the transfer of funds into or out of countries in which we operate;

•	compliance with U.S. Treasury sanctions regulations restricting doing business with certain nations or specially designated nationals;

•	import and export duties and quotas;

•	domestic and foreign customs and tariffs;

•	international incidents;

•	military conflicts;

•	government instability;

•	nationalization of foreign assets;

•	government protectionism;

•	compliance with export controls, including those of the U.S. Department of Commerce;

•	compliance with import procedures and controls, including those of the U.S. Department of Homeland Security;

•	potentially negative consequences from changes in tax laws;

•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•	labor or other disruptions at key ports;

•	difficulty in staffing and managing widespread operations;

•	difficulty in registering intellectual property or inadequate intellectual property protection in foreign jurisdictions; and

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions.
Any one or more of these factors could impair our current or future international operations and, as a result, harm our overall business.
The lack of an international title registry for containers increases the risk of ownership disputes.
There is no internationally recognized system for recording or filing to evidence our title to containers nor is there an internationally recognized system for filing security interests in containers. Although this has not occurred to date, the lack of a title recordation system with respect to containers could result in disputes with lessees, end-users, or third parties who may improperly claim ownership of the containers.
Certain liens may arise on our containers.
Depot operators, container terminals, repairmen and transporters may come into possession of our containers from time to time and have sums due to them from the lessees or sublessees of the containers. In the event of nonpayment of those charges by the lessees or sublessees, we may be delayed in, or entirely barred from, taking possession of our containers, or we may be required to make payments or incur expenses to discharge such liens on the containers.
For example, in the aftermath of the Hanjin bankruptcy, we were forced to make substantial payments to container terminals, container depots and other parties who took possession of our containers previously on-hire to Hanjin and demanded to be reimbursed for payments owed to them by Hanjin as a condition for the release of our containers.
Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported operating results.
Generally Accepted Accounting Principles ("GAAP") are subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may materially adversely affect our reported financial results or the way in which we conduct our business.

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
A failure to comply with United States Treasury and other economic sanction laws and regulations and export control laws and regulations could have a material adverse effect on our business, results of operations or financial condition. We may be unable to ensure that our agents and/or customers comply with applicable sanctions and export control laws.
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
We may incur increased costs associated with the implementation of security regulations, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
It is also possible that one of our containers could be involved in a terrorist attack. Although our lease agreements typically require our customers to indemnify us against all damages and liabilities arising out of the use of our containers, and we carry insurance to potentially offset any costs in the event that our customer indemnifications prove to be insufficient, the insurance does not cover certain types of terrorist attacks, and we may not be fully protected from liability or the reputational damage that could arise from a terrorist attack which utilizes one of our containers.
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
Changes in U.S. tax rules as part of newly enacted U.S. tax legislation could negatively impact our income tax provisions or future cash tax payments.
Our subsidiaries record U.S. tax provision in their financial statements. Certain of our U.S. subsidiaries currently do not pay meaningful U.S. income taxes primarily due to the benefit they currently receive from accelerated tax depreciation of their container investments. However, the recent changes in U.S. tax law passed on December 22, 2017 limiting the deductibility of interest expense above certain levels could increase our taxable income and lead to higher cash tax payments in the future.
A reduction in our level of continuing investment in our U.S. subsidiaries or future U.S. tax rule changes may negatively impact our income tax provisions or future cash tax payments.
Our U.S. subsidiaries record a tax provision in their financial statements. Certain of these subsidiaries currently do not pay, any meaningful U.S. income taxes primarily due to the benefit they currently receive, and we expect they will continue to receive, from accelerated tax depreciation of their container investments. A change in the rules governing the tax depreciation for these U.S. subsidiaries’ containers, in particular, a change that increases the period over which they must depreciate their containers for tax purposes, could reduce or eliminate this tax benefit and significantly increase these U.S. subsidiaries’ cash tax payments.
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
In addition, our net deferred tax liability balance includes a deferred tax asset for U.S. federal and various states resulting from net operating loss carryforwards. A reduction to our future earnings, which will lower taxable income, may require the Company to record a charge against earnings in the form of a valuation allowance, if it is determined that it is more-likely-than-not that some or all of the loss carryforwards will not be realized.
Our U.S. investors could suffer adverse tax consequences if we are characterized as a passive foreign investment company for U.S. federal income tax purposes.
Based upon the nature of our business activities, we may be classified as a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes. Such characterization could result in adverse U.S. tax consequences for direct or indirect U.S. investors in our common shares. For example, if we are a PFIC, our U.S. investors could become subject to increased tax liabilities under U.S. tax laws and regulations and could become subject to burdensome reporting requirements. The determination of whether or not we are a PFIC is made on an annual basis and depends on the composition of our income and assets from time to time. Specifically, for any taxable year, we will be classified as a PFIC for U.S. tax purposes if either:

•	75% or more of the our gross income in a taxable year is passive income; or

•	the average percentage of our assets (which includes cash) by value in a taxable year which produce or are held for the production of passive income is at least 50%.
In applying these tests, we are treated as owning or generating directly our pro rata share of the assets and income of any corporation in which we own at least 25% by value. If you are a U.S. holder and we are a PFIC for any taxable year during which you own our common shares, you could be subject to adverse U.S. tax consequences. In such a case, under the PFIC rules, unless a U.S. holder is permitted to and does elect otherwise under the Code, such U.S. holder would be subject to special tax rules with respect to excess distributions and any gain from the disposition of our common shares. In particular, the excess distribution or gain will be treated as if it had been recognized ratably over the holder’s holding period for our common shares, and amounts allocated to prior years starting with our first taxable year during which we were a PFIC will be subject to U.S. federal income tax at the highest prevailing tax rates on ordinary income for that year plus an interest charge.
Based on the composition of our income, valuation of our assets and our election to treat certain of our subsidiaries as disregarded entities for U.S. federal income tax purposes, we do not expect that we should be treated as a PFIC for the our current taxable year or for the foreseeable future. However, because the PFIC determination in our case is made by taking into account all of the relevant facts and circumstances regarding our business without the benefit of clearly defined bright line rules, it is possible that we may be a PFIC for any taxable year or that the U.S. Internal Revenue Service (the “IRS”) may challenge our determination concerning our PFIC status.
We may become subject to unanticipated tax liabilities that may have a material adverse effect on our results of operations.
We are a Bermuda company, and we believe that the income derived from our operations will not be subject to tax in Bermuda, which currently has no corporate income tax. We further believe that a significant portion of the income derived from our operations will not be subject to tax in many other countries in which our customers or containers are located. However, this belief is based on the anticipated nature and conduct of our business, which may change. It is also based on our understanding of the tax laws of the countries in which our customers use containers. The tax positions we take in various jurisdictions are subject to review and possible challenge by taxing authorities and to possible changes in law that may have retroactive effect.
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
While the majority of our revenues and costs are billed in U.S. dollars, our operations and used container sales in locations outside of the U.S. have exposure to foreign currency. Most of our non-U.S. dollar transactions are individually small amounts and in various denominations and thus are not suitable for cost-effective hedging. Fluctuations in the value of foreign currencies relative to the U.S. dollar can negatively impact our cash flow and profitability.

In addition, trade growth and the direction of trade flows can be influenced by large changes in relative currency values, potentially leading to decreased demand for our containers or increased container positioning costs.
Most of our equipment fleet is manufactured in China. Although the purchase price is typically in U.S. dollars, our manufacturers pay labor and other costs in the local currency, the Chinese yuan. To the extent that our manufacturers’ costs change due to changes in the valuation of the Chinese yuan, the dollar price we pay for equipment could be affected.
Our operations could be affected by natural or man-made events in the locations in which our customers or suppliers operate.
We have operations in locations subject to severe weather conditions, natural disasters, the outbreak of contagious disease, or man-made incidents such as chemical explosions, any of which could disrupt our operations. In addition, our suppliers and customers also have operations in such locations. For example, in 2011, the northern region of Japan experienced a severe earthquake followed by a series of tsunamis resulting in material damage to the Japanese economy. In 2015, a chemical explosion and fire in the port of Tianjin, China damaged or destroyed a small number of our containers and disrupted operations in the port. Similarly, outbreaks of pandemic or contagious diseases, such as H1N1 (swine) flu and the Ebola virus, could significantly reduce the demand for international shipping or could prevent our containers from being discharged in the affected areas or in other locations after having visited the affected areas. Any future natural or man-made disasters or health concerns in the world where we have business operations could lead to disruption of the regional and global economies, which could result in a decrease in demand for leased containers.
Increases in the cost of or the lack of availability of contingent liability, physical damage and directors' and officers’ liability insurance could increase our risk exposure and reduce our profitability.
Our lessees and depots are required to maintain all risks physical damage insurance, comprehensive general liability insurance and to indemnify us against loss. We also maintain our own contingent liability insurance and off-hire physical damage insurance. Nevertheless, lessees’ and depots’ insurance or indemnities and our future insurance may not fully protect us. The cost of such insurance may increase or become prohibitively expensive and such insurance may not continue to be available.
We also maintain directors' and officers' liability insurance. Potential new accounting standards and new corporate governance regulations may make it more difficult and more expensive for us to obtain directors and officers liability insurance. In addition, we may be required to incur substantial costs to maintain existing or increased levels of coverage or such coverage may not continue to be available, which would make it more difficult and expensive to attract and retain our directors and officers.
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

The price of our common shares has been highly volatile and may decline regardless of our operating performance.
The trading price of our common shares has been and is likely to remain highly volatile. Factors affecting the trading price of our common shares may include:

•	variations in our financial results;

•	changes in financial estimates or investment recommendations by securities analysts following our business;

•	the public's response to our press releases, other public announcements and filings with the SEC;

•	changes in accounting standards, policies, guidance or interpretations or principles;

•	future sales of common shares by our directors, officers and significant shareholders;

•	announcements of technological innovations or enhanced or new products by us or our competitors;

•	the failure to achieve operating results consistent with securities analysts’ projections;

•	the operating and stock price performance of other companies that investors may deem comparable to us;

•	changes in our dividend policy and share repurchase programs;

•	fluctuations in the worldwide equity markets;

•	recruitment or departure of key personnel;

•	failure to timely address changing customer preferences;

•	broad market and industry factors; and

•
other events or factors, including those resulting from global instability including political instability, the perceived or actual threat of impending natural disasters, coups, missile launches, terrorism or war, as well as the actual occurrence of such events or responses to such events.

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
The trading market for our common shares relies in part on the research and reports that industry or financial analysts publish about us, our business or our industry. We have no influence or control over these analysts. Furthermore, if one or more of the analysts who do cover our downgrades our shares, the price of our shares could decline. If one or more of these analysts ceases coverage of us, we could lose visibility in the market, which in turn could cause our share price to decline.
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
We are subject to the regulatory compliance and reporting requirements applicable to us as a public company, including those issued by the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange (the "NYSE"). Failure to meet these requirements may lead to adverse regulatory consequences, and could lead to defaults under our loan agreements or a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. If we fail to maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner or otherwise comply with the standards applicable to us as a public company. Any failure to timely provide the required financial information could materially and adversely impact our financial condition and the market value of our common shares. Furthermore, testing and maintaining internal controls can divert our management’s attention from other matters that are important to our business.

The Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), requires that we maintain effective internal controls for financial reporting and disclosure controls and procedures. If we do not maintain compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, we could suffer a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our shares to decline. We can also be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities for failure to comply with public company corporate governance and financial reporting practices and regulations.
Section 404 of the Sarbanes-Oxley Act requires an annual management assessment of the effectiveness of internal controls over financial reporting and commencing in 2017 a report by our independent registered public accounting firm on the effectiveness on such internal controls. If we fail to maintain the adequacy of internal controls over financial accounting, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act and related regulations. No system of internal controls can provide absolute assurance that the financial statements are accurate and free of material errors. As a result, the risk exists that our internal controls may not detect all errors or omissions in the financial statements.
In addition, our Merger integration has created significant operational challenges and has required our remaining staff to learn new processes and procedures, and as a result, there is currently increased risk that we may fail to comply with regulatory or reporting requirements, or that we may have a reporting error or some other control deficiency that could make our financial statements misleading and could be deemed to be a material weakness under the Sarbanes-Oxley Act. We expect the risk of non-compliance, reporting errors and control weaknesses will remain elevated for an extended period of time.
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
As of December 31, 2017, certain affiliates of Warburg Pincus LLC ("Warburg Pincus") beneficially owned approximately 11.6% of our outstanding common shares, certain affiliates of Vestar Capital Partners, Inc. ("Vestar") beneficially owned approximately 13.2% of our outstanding common shares, and an affiliate of Bharti Global Limited ("Bharti") beneficially owned approximately 9.8% of our outstanding common shares. As of such date, Warburg Pincus, Vestar and Bharti (collectively, the "Sponsor Shareholders"), in the aggregate, beneficially owned approximately 34.6% of our outstanding common shares. Under the shareholder agreements with the Sponsor Shareholders (the "Sponsor Shareholder Agreements"), Warburg Pincus and Bharti (collectively, the "Warburg Shareholder Group") have the ongoing right to designate two individuals to serve on our Board, and Vestar has the ongoing right to designate one individual to serve on our Board, in each case subject to the approval by our Nominating and Corporate Governance Committee of any individuals so designated. The rights of the Warburg Shareholder Group and Vestar to designate individuals to serve on our Board are subject to reduction as their respective ownership of our common shares declines. The Sponsor Shareholders Agreements provide certain restrictions on the Sponsor Shareholders, which are further described in the Registration Statement on Form S-4 that we filed with the SEC on December 24, 2015, as amended (the "Form S-4"), under “Related Agreements - The Sponsor Shareholders Agreements.” However, the concentration of influence in the Sponsor Shareholders may delay, deter or prevent acts that would be favored by our other shareholders, who may have interests different from those of the Sponsor Shareholders. For example, the Sponsor Shareholders could delay or prevent an acquisition, merger or amalgamation deemed beneficial to other shareholders, or cause, or seek to cause, us to take courses of action that, in their judgment, could enhance their investment in us, but which might involve risks to our other shareholders or adversely affect us or our other shareholders. Our Sponsor Shareholders may be able to cause or prevent a change in control or a change in the composition of our Board and could preclude any unsolicited acquisition of us. This may have the effect of delaying, preventing or deterring a change in control. In addition, this significant concentration of share ownership may materially adversely affect the trading price of our common shares because investors often perceive disadvantages in owning common shares in companies with significant concentrations of ownership.
Further, our bye-laws provide that we, on behalf of our subsidiaries, renounce any interest or expectancy we or our subsidiaries may have in (or in being offered an opportunity to participate in) business opportunities that are from time to time presented to any of Warburg Pincus, Vestar, and Bharti and their respective affiliated funds, or any of their respective officers, directors, agents, shareholders, members, partners, affiliates and subsidiaries (other than us and our subsidiaries), even if the opportunity is one that we or our subsidiaries might reasonably be deemed to have pursued or had the ability or desire to pursue if granted the opportunity to do so. Our bye-laws provide that no such person will be liable to us or any of our subsidiaries (for breach of any duty or otherwise), as a director or officer or otherwise, by reason of the fact that such person pursues or acquires such business opportunity, directs such business opportunity to another person or fails to present such business opportunity, or information regarding such business opportunity, to us or our subsidiaries; provided, that the foregoing will not apply to any such person who is a director or officer, if such business opportunity is expressly offered to such director or officer in writing solely in his or her capacity as a director or officer. This may cause the strategic interests of the Sponsor Shareholders to differ from, and conflict with, our interests and our other shareholders in material respects.
Future sales of our common shares, or the perception in the public markets that such sales may occur, may depress our share price.
Sales of substantial amounts of our common shares in the public market or the perception that such sales could occur, could adversely affect the price of our common shares and could impair our ability to raise capital through the sale of additional shares and result in long-lived asset impairment.
In addition, to the extent that Warburg Pincus, Vestar, Bharti or other significant shareholders sell, or indicate an intent to sell, substantial amounts of our common shares in the public market, the trading price of our common shares could decline significantly. These factors could also make it more difficult for us to raise additional funds through future offerings of our common shares or other securities.
Issuing additional common shares or other equity securities or securities convertible into equity for financing or in connection with our incentive plans, acquisitions or otherwise may dilute the economic and voting rights of our existing shareholders or reduce the market price of our common shares or both. Upon liquidation, holders of our debt securities, if issued, and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our common shares. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may materially adversely affect the amount, timing or nature of future offerings. Thus, holders of our common shares bear the risk that our future offerings may reduce the market price of our common shares.
In the future, we may also issue securities in connection with investments or acquisitions. The amount of our common shares issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding common shares. Any issuance of additional securities in connection with investments or acquisitions may result in dilution to you.
We are incorporated in Bermuda and a significant portion of our assets will be located outside the United States. As a result, it may not be possible for shareholders to enforce civil liability provisions of the federal or state securities laws of the United States against the Company.
We are incorporated under the laws of Bermuda and a significant portion of our assets are located outside the United States. It may not be possible to enforce court judgments obtained in the United States against us in Bermuda or in countries, other than the United States, where we will have assets, based on the civil liability provisions of the federal or state securities laws of the United States. In addition, there is some doubt as to whether the courts of Bermuda and other countries would recognize or enforce judgments of United States courts obtained against us or our officers or directors based on the civil liability provisions of the federal or state securities laws of the United States or would hear actions against us or those persons based on those laws. We have been advised by our legal advisors in Bermuda that the United States and Bermuda do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not based solely on United States federal or state securities laws, would not automatically be enforceable in Bermuda. Similarly, those judgments may not be enforceable in countries, other than the United States, where we have assets.
Bermuda law differs from the laws in effect in the United States and may afford less protection to shareholders.
Our shareholders might have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction of the United States. As a Bermuda company, we are governed by the Bermuda Companies Act. The Bermuda Companies Act differs in some material respects from laws generally applicable to United States corporations and shareholders, including the provisions relating to interested directors, mergers, amalgamations and acquisitions, takeovers, shareholder lawsuits and indemnification of directors. See "Description of Our Common Shares" in the Form S-4.
Certain provisions of the Sponsor Shareholders Agreements, our memorandum of association and amended and restated bye-laws and Bermuda law could hinder, delay or prevent a change in control that you might consider favorable, which could also adversely affect the price of our common shares.
Certain provisions under the Sponsor Shareholders Agreements, our memorandum of association and amended and restated bye-laws and Bermuda law could discourage, delay or prevent a transaction involving a change in control, even if doing so would benefit our shareholders. These provisions may include customary anti-takeover provisions and certain rights of our Sponsor Shareholders with respect to the designation of directors for nomination and election to our Board, including the ability to appoint members to each board committee.
Anti-takeover provisions could substantially impede the ability of our public shareholders to benefit from a change in control or change of our management and Board of Directors and, as a result, may materially adversely affect the market price of our common shares and your ability to realize any potential change of control premium. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and to cause us to take other corporate actions you desire.
We may not be able to protect our intellectual property rights, which could materially affect our business.
Our ability to obtain, protect and enforce our intellectual property rights is subject to general litigation risks, as well as the uncertainty as to the registrability, validity and enforceability of our intellectual property rights in each applicable country.
We rely on our trademarks to distinguish our services from the services of competitors, and have registered or applied to register a number of these trademarks. However, our trademark applications may not be approved. Third parties may also oppose our trademark applications or otherwise challenge our ownership or use of trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing of these new brands. Additionally, from time to time, third parties adopt or use names similar to ours, thereby impeding our ability to build brand identity and possibly leading to consumer confusion or to dilution of our trademarks. We may not have sufficient resources or desire to defend or enforce our intellectual property rights, and even if we seek to enforce them, there is no guarantee that we will be able to prevent such third-party uses. Furthermore, such enforcement efforts may be expensive, time consuming and could divert management’s attention from managing our business.
We may be subject to claims by others that we are infringing on their intellectual property rights, which could harm our business and negatively impact our results of operations.
Third parties may assert claims that we infringe their intellectual property rights and these claims, with or without merit, could be time-consuming to litigate, cause the Company to incur substantial costs and divert management resources and attention in defending the claim. In some jurisdictions, plaintiffs can also seek injunctive relief that may prevent the marketing and selling of our services that infringe on the plaintiff’s intellectual property rights. To resolve these claims, we may enter into licensing agreements with restrictive terms or significant fees, stop selling or redesign affected services, or pay damages to satisfy contractual obligations to others. If we do not resolve these claims in advance of a trial, there is no guarantee that we will be successful in court. These outcomes may have a material adverse impact on our operating results and financial condition.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

        None

ITEM 2.  PROPERTIES

Office Locations.    As of December 31, 2017, our employees are located in 24 subsidiary offices in 15 different countries and our headquarters is in Bermuda.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares have been listed on the New York Stock Exchange (the “NYSE”) under the symbol "TRTN" since July 13, 2016. Prior to that time, there was no public market for our common shares.

       The following table summarizes the range of high and low sales prices, as reported on the NYSE, for our common shares for each quarter end period for the year ended December 31, 2017 and for the third and fourth quarters for the year ended December 31, 2016.

	High	Low
2017
Fourth Quarter	$43.85	$33.19
Third Quarter	$38.19	$30.90
Second Quarter	$34.49	$24.85
First Quarter	$27.84	$15.92
2016:
Fourth Quarter	$21.34	$11.50
Third Quarter	$17.50	$12.12

On February 21, 2018, the closing price of our common shares was $28.56, as reported on the NYSE. On that date, there were 74 holders of record of our common shares and 29,520 beneficial holders, based on information obtained from our transfer agent.

PERFORMANCE GRAPH

The graph below compares our cumulative shareholder returns with the S&P 500 Stock Index and the Russell 2000 Stock Index for the period from July 13, 2016 (the first day our common shares were traded) through December 31, 2017. The graph assumes that the value of the investment in our common shares, the S&P 500 Stock Index and the Russell 2000 Stock Index was $100 on July 13, 2016 and that all dividends were reinvested.

Comparison of Cumulative Total Return
July 13, 2016 through December 31, 2017

	Base Period as of	INDEXED RETURNS FOR THE YEARS ENDED
Company / Index	July 13, 2016	December 31, 2016	December 31, 2017
Triton International Limited	100.00	105.49	264.66
S&P 500 Index	100.00	105.06	127.99
Russell 2000 Index	100.00	113.77	130.43

Dividends

We paid the following quarterly dividends during the years ended December 31, 2017 and 2016 on our issued and outstanding common shares:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
December 1, 2017	December 22, 2017	$36.0 Million	$0.45
September 1, 2017	September 22, 2017	$33.2 Million	$0.45
June 1, 2017	June 22, 2017	$33.2 Million	$0.45
March 20, 2017	March 30, 2017	$33.2 Million	$0.45
December 2, 2016	December 22, 2016	$33.2 Million	$0.45
September 8, 2016	September 22, 2016	$33.3 Million	$0.45
July 8, 2016[a]	July 11, 2016	$18.3 Million	$0.45
_______________________________________________________________________________
a. This dividend was prior to the Merger and represents TCIL dividend payments only.
Recent Sales of Unregistered Securities and Use of Proceeds

None

ITEM 6. SELECTED FINANCIAL DATA
The following table summarizes certain selected historical financial, operating and other data of Triton. The selected historical consolidated statements of operations data, balance sheet data and other financial data for each of the five years ended December 31, 2017 were derived from the Company's audited Consolidated Financial Statements and related notes. The data below should be read in conjunction with, and is qualified by reference to, our Management's Discussion and Analysis and our Consolidated Financial Statements and notes thereto contained elsewhere in this report. The historical results are not necessarily indicative of the results to be expected in any future period. The results of operations for Triton included herein for the periods prior to the date of the Merger on July 12, 2016 are for TCIL operations alone as TCIL was treated as the acquirer in the Merger for accounting purposes.

	Year Ended December 31, (In thousands, except per share data)
	2017	2016	2015	2014	2013
Statements of Operations Data:
Leasing revenues:
Operating leases	$1,141,165	$813,357	$699,810	$699,188	$693,078
Finance leases	22,352	15,337	8,029	8,027	10,282
Total leasing revenues	1,163,517	828,694	707,839	707,215	703,360

Equipment trading revenues(1)	37,419	16,418	—	—	—
Equipment trading expenses(1)	(33,235)	(15,800)	—	—	—
Trading margin	4,184	618	—	—	—

Net gain (loss) on sale of leasing equipment	35,812	(20,347)	2,013	31,616	42,562

Operating expenses:
Depreciation and amortization(2)	500,720	392,592	300,470	258,489	229,298
Direct operating expenses	62,891	84,256	54,440	58,014	72,846
Administrative expenses	87,609	65,618	53,435	55,659	56,227
Transaction and other costs(3)	9,272	66,916	22,185	30,477	22,684
Provision (reversal) for doubtful accounts	3,347	23,304	(2,156)	1,324	4,966
Insurance recovery income	(6,764)	—	—	—	—
Total operating expenses	657,075	632,686	428,374	403,963	386,021
Operating income	546,438	176,279	281,478	334,868	359,901
Other expenses (income):
Interest and debt expense	282,347	184,014	140,644	137,370	133,222
Realized loss on derivate instruments, net	900	3,438	5,496	9,385	20,170
Unrealized (gain) loss on derivative instruments, net(4)	(1,397)	(4,405)	2,240	3,798	(29,714)
Write-off of debt costs	6,973	141	1,170	7,468	3,568
Other (income) expense, net	(2,637)	(1,076)	211	(689)	529
Total other expenses	286,186	182,112	149,761	157,332	127,775
Income (loss) before income taxes	260,252	(5,833)	131,717	177,536	232,126
Income tax (benefit) expense	(93,274)	(48)	4,048	6,232	6,752
Net income (loss)	353,526	(5,785)	127,669	171,304	225,374
Less: income attributable to non-controlling interest	8,928	7,732	16,580	21,837	31,274
Net income (loss) attributable to shareholders	$344,598	$(13,517)	$111,089	$149,467	$194,100
Earnings Per Share Data:
Net income (loss) per common share—Basic	$4.55	$(0.24)	$2.75	$3.73	$4.85
Net income (loss) per common share—Diluted	$4.52	$(0.24)	$2.71	$3.52	$4.58
Weighted average common shares and non-voting common shares outstanding:
Basic	75,679	56,032	40,429	40,021	40,009
Diluted	76,188	56,032	40,932	42,458	42,423
Cash dividends paid per common share	$1.80	$1.35	$—	$5.38	$—
____________________
(1) Triton acquired the Equipment trading segment as part of the Merger on July 12, 2016 and had no such reporting segment prior to that date.
(2) Depreciation expense was increased by $1.8 million per quarter beginning October 1, 2015 as the result of a decrease in residual value estimates and an increase in the useful life estimates for certain dry containers included in Triton’s depreciation policy.
(3) Includes retention and stock compensation expense pursuant to the Merger and the plans established as part of TCIL's 2011 re-capitalization.

(4) Unrealized gains and losses on derivative instruments, net are primarily due to changes in interest rates, and reflect changes in the fair value of interest rate swaps not designated as cash flow hedges.

	As of December 31, (In thousands)
	2017	2016	2015	2014	2013
Balance Sheet Data (end of period):
Cash and cash equivalents (including restricted cash)	$226,171	$163,492	$79,264	$97,059	$112,813
Accounts receivable, net	199,876	173,585	110,970	112,596	111,884
Revenue earning assets, net	8,703,570	7,817,192	4,428,699	4,613,372	4,192,625
Total assets	9,577,625	8,713,571	4,658,997	4,863,259	4,461,598
Debt, net of unamortized debt costs	6,911,725	6,353,449	3,166,903	3,364,510	2,942,434
Shareholders' equity	2,076,284	1,663,233	1,217,329	1,106,160	1,153,599
Non-controlling interests	133,542	143,504	160,504	190,851	207,376
Total equity (including non-controlling interests)	2,209,826	1,806,737	1,377,833	1,297,011	1,360,975
Other Financial Data:
Capital expenditures	1,562,863	629,332	398,799	809,446	633,317
Proceeds from sale of equipment leasing fleet, net of selling costs	190,744	145,572	171,719	195,282	162,120

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
Unless the context requires otherwise, references to “Triton,” the “Company,” “we,” “us” or “our” in this Annual Report on Form 10-K refer to Triton International Limited.
Our Company
Triton International Limited was formed on July 12, 2016, by an all stock merger (the “Merger”) of Triton Container International Limited (“TCIL”) and TAL International Group, Inc. (“TAL”). TCIL was treated as the acquirer in the Merger for accounting purposes, and therefore, the results of our operations, included herein, for the periods prior to the Merger on July 12, 2016 are for TCIL operations alone. However, certain operating statistics included in this section reflect the combined statistics for TCIL and TAL prior to the Merger in order to show overall operating trends more clearly. Management believes combined fleet information is relevant when evaluating key operating metrics, such as container fleet growth and utilization, and analyzing for historical trends.

We are the world's largest lessor of intermodal containers. Intermodal containers are large, standardized steel boxes used to transport freight by ship, rail or truck. Because of the handling efficiencies they provide, intermodal containers are the primary means by which many goods and materials are shipped internationally. We also lease chassis which are used for the transportation of containers.

We operate our business in one industry, intermodal transportation equipment, and have two business segments, which also represent our reporting segments:

•	Equipment leasing - we own, lease and ultimately dispose of containers and chassis from our lease fleet.

•
Equipment trading - we purchase containers from shipping line customers, and other sellers of containers, and resell these containers to container retailers and users of containers for storage or one-way shipment.

Operations
Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of December 31, 2017, our total fleet consisted of 3,429,796 containers and chassis, representing 5,648,987 twenty-foot equivalent units ("TEU") or 7,058,068 cost equivalent units ("CEU"). We have an extensive global presence, offering leasing services through 24 offices in 15 countries and approximately 456 third-party container depot facilities in approximately 47 countries as of December 31, 2017. Our primary customers include the world's largest container shipping lines. For the year ended December 31, 2017, our twenty largest customers accounted for 83% of our lease billings, our five largest customers accounted for 55% of our lease billings, and our two largest customers, CMA CGM and Mediterranean Shipping Company, accounted for 19% and 14% of our lease billings, respectively.
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

The following tables summarize our equipment fleet as of December 31, 2017 and 2016 and the combined fleets of TCIL and TAL as of December 31, 2015, indicated in units, TEU and CEU.

	Equipment Fleet in Units			Equipment Fleet in TEU
	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2017	December 31, 2016	December 31, 2015
Dry	3,077,144	2,737,982	2,626,339	5,000,043	4,424,905	4,205,867
Refrigerated	218,429	217,243	198,142	419,673	416,992	378,834
Special	89,066	92,957	93,325	159,172	164,977	164,491
Tank	12,124	11,961	11,243	12,124	11,961	11,243
Chassis	22,523	22,128	22,107	41,068	40,233	39,992
Equipment leasing fleet	3,419,286	3,082,271	2,951,156	5,632,080	5,059,068	4,800,427
Equipment trading fleet	10,510	15,927	21,135	16,907	26,276	35,989
Total	3,429,796	3,098,198	2,972,291	5,648,987	5,085,344	4,836,416

	Equipment Fleet in CEU(1)
	December 31, 2017	December 31, 2016	December 31, 2015
Operating leases	6,678,282	6,126,320	5,855,833
Finance leases	328,024	368,468	252,229
Equipment trading fleet	51,762	72,646	107,080
Total	7,058,068	6,567,434	6,215,142
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
The following table summarizes the percentage of our equipment fleet in terms of units and CEU as of December 31, 2017:

Equipment Type	Percentage of total fleet in units	Percent of total fleet in CEU
Dry	89.7%	61.8%
Refrigerated	6.4	30.4
Special	2.6	3.0
Tank	0.3	2.8
Chassis	0.7	1.3
Equipment leasing fleet	99.7	99.3
Equipment trading fleet	0.3	0.7
Total	100.0%	100.0%
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

The following table summarizes our lease portfolio by lease type, based on CEU on-hire as of December 31, 2017 and 2016 and the combined lease portfolios of TCIL and TAL as of December 31, 2015:

Lease Portfolio	December 31, 2017	December 31, 2016	December 31, 2015
Long-term leases	72.2%	69.7%	69.2%
Finance leases	4.9	6.3	4.6
Service leases	14.1	18.5	20.6
Expired long-term leases (units remaining on-hire)	8.8	5.5	5.6
Total	100.0%	100.0%	100.0%
As of December 31, 2017, 2016, and 2015, our long-term and finance leases combined had an average remaining contractual term of approximately 43 months, 39 months, and 39 months, respectively, assuming no leases are renewed.
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
Market conditions rebounded favorably during 2017, especially for our dry container product line after being negative for much of 2015 and 2016. The supply / demand balance for containers was strong in 2017, driven by stronger than expected global containerized trade growth, limited new container production volumes during 2016, reduced new container purchases by a number of our competitors and shipping line customers, and new container production disruptions in the first half 2017. We were able to capitalize on these market conditions to produce solid improvements in our operating metrics and financial performance.
Fleet size.    During 2017, we invested approximately $1.6 billion in new containers purchasing approximately 750,000 CEUs. The net book value of our revenue earning assets increased by 11.3% to $8.7 billion in 2017, and our fleet size in CEU’s increased by 7.5% to reach 7,058,068 CEU at December 31, 2017. The higher growth in our revenue earnings assets compared to CEU’s is due to an increase in the average book value per CEU since our new container purchases in 2017 were primarily focused on dry containers, and the current relative price of dry containers is higher than the CEU weighting we use in our CEU calculations.
Our high level of investment in 2017 was driven by stronger than expected containerized trade growth, an increased share of new containers purchased by leasing companies relative to the portion purchased directly by our shipping line customers, and an increase in our share of leasing transactions. Market forecasters estimate that global containerized trade grew 5-6% in 2017, up significantly from an estimated 3% growth in 2016. In addition, our shipping line customers have been facing difficult market conditions for several years, including excess vessel capacity and weak freight rates, and many have been reluctant to place sizable orders for new containers. Additionally, several of our container leasing competitors experienced financial challenges and reduced their levels of new container investments during 2017.
Utilization.    Our average utilization was 96.9% during 2017, as compared to 93.3% in 2016, and our ending utilization was 98.6% as of December 31, 2017, as compared to 94.8% as of December 31, 2016.
In 2017, our utilization benefited from a tight supply / demand balance, particularly for dry containers. Higher than expected trade growth led to strong demand for containers, while limited production of new containers by many shipping lines and several of our leasing company competitors limited new container supply. In addition, container manufacturing capacity was limited in the first half of the year since the major container manufacturers in China were forced to adjust their manufacturing processes in response to more stringent environment regulations.

The favorable supply / demand balance in 2017 followed a period of weak leasing demand from the middle of 2015 through the middle of 2016, when trade growth was weaker than expected and we faced an excess supply of containers due to high levels of new container production at the end of 2014 and the first half of 2015. Shipping lines responded to the lower trade growth in 2015 and the first half of 2016, and the resulting excess inventory of containers, by increasing the number of containers they returned off-lease and reducing the number of containers picked up on lease. Shipping lines and leasing companies also significantly reduced the volume of new container purchases during this period, which helped the supply / demand balance as containerized trade growth started to recover in the second half of 2016.

The following tables summarize our equipment fleet utilization(1) for the periods indicated below. Utilization for periods prior to the merger reflect the utilization of the combined TCIL and TAL equipment fleets.

		Quarter Ended
Average Utilization	Year Ended December 31,	December 31,	September 30,	June 30,	March 31,
2017	96.9%	98.3%	97.6%	96.5%	95.3%
2016	93.3%	93.6%	92.4%	93.3%	94.0%
2015	96.5%	94.8%	96.2%	97.2%	97.7%

	Quarter Ended
Ending Utilization	December 31,	September 30,	June 30,	March 31,
2017	98.6%	98.0%	97.1%	95.8%
2016	94.8%	92.6%	93.7%	93.5%
2015	94.4%	95.5%	96.9%	97.5%
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

Average lease rates.    Average lease rates for our dry container product line decreased by 3.9% in 2017 compared to 2016. After being historically low for the majority 2015 and 2016, due to weak container demand and low steel and new container prices, market lease rates increased beginning in the fourth quarter of 2016 and continued to increase in 2017, driven by a rebound in steel and new container prices and an increase in leasing demand. The improvement in market lease rates has led to an increase in the average lease rates for our dry container lease portfolio since the middle of 2017. Market lease rates for new dry containers are currently slightly above the average lease rates of our dry container lease portfolio, and we expect our average dry container lease rates to increase further if new container prices remain in their current range and market conditions remain favorable.
We have a large number of dry container leases which are expired or will expire in 2018. We expect the impact of most of these dry container lease expirations will be relatively limited if the current market lease rate level is sustained. However, we would likely face a substantial negative impact on our average dry container lease rates and financial performance if dry container market lease rates decline toward the levels we faced in 2015 and 2016.
Average lease rates for our refrigerated container product line decreased by 7.1% in 2017 compared to 2016. The cost of refrigerated containers has trended down over the last few years, which has led to lower market lease rates. Market lease rates had also been pressured for several years by new leasing company entrants. Market lease rates for refrigerated containers increased in 2017 due to less aggressive investment by leasing companies, though market lease rates remain below the average lease rates of our refrigerated container lease portfolio, and we expect our average lease rates for refrigerated containers to continue to trend down.
The average lease rates for our special container product line decreased by 2.9% in 2017 compared to 2016. Current market lease rates for special containers are comparable to the average lease rates in our lease portfolio.

Equipment disposals.    Used dry container disposal prices increased steadily during 2017 reflecting increases in new container prices and strong leasing demand which led to lower drop-off volumes and a reduced inventories of containers held for sale. The demand for disposal containers for one-way use was also positively impacted by improved global trade. Our average used dry container sale prices increased by almost 50% in 2017 compared to 2016. We expect our average dry container selling prices to increase further in the first quarter of 2018 due to high demand and lower supply, though decreased disposal volumes due to our low inventory of sale containers may negatively impact our disposal gains
Credit Risk. Our credit risk is currently elevated due to the ongoing financial pressure faced by our shipping line customers. The container shipping industry has faced several years of excess vessel capacity, weak freight rates and poor financial results due to the combination of low trade growth and aggressive ordering of mega container vessels. Most of our customers generated financial losses in 2016 and many are burdened with high levels of debt. We anticipate the high volume of new vessels entering service over the next several years will complicate our customers’ efforts to increase freight rates, and we expect our customers’ financial performance will remain under pressure for some time.
We experienced a major lessee default in 2016 when Hanjin Shipping Co. ("Hanjin"), filed for court protection on August 31, 2016 and immediately began a liquidation process. At that time, we had approximately 87,000 container units on lease to Hanjin with a net book value of $243.3 million. We recorded a loss of $29.7 million during the third quarter ended September 30, 2016, comprised of bad debt expense and a charge for costs not expected to be recovered due to deductibles in credit insurance policies. In the processes of recovering these containers we incurred substantial costs including costs to remove existing liens on the containers, repair and handling costs and positioning costs to move the containers recovered from locations with weak leasing demand to higher demand locations. As of December 31, 2017, we recovered approximately 94% of the containers previously leased to Hanjin.

The impact of the Hanjin liquidation was significantly lessened by credit insurance policies in place during 2016 which covered the majority of the recovery costs and the value of the containers that were unrecoverable and a portion of the lost lease revenue. The insurance policies did not cover our pre-default receivables. We collected payments from our insurance providers of $67.0 million in satisfaction of our claims and recorded a gain of $6.8 million to insurance recovery income within operating expenses. The net gain represents insurance proceeds received in excess of recovery costs incurred and the net book value of those units written off as unrecoverable.

We expect it will become more difficult for us to mitigate our exposure to credit risks in the future through the purchase of credit insurance as a result of the Hanjin liquidation. We let our credit insurance policies lapse at expiration since underwriters offered significantly reduced coverage and required a meaningful increase in insurance premiums. As of December 31, 2017, we have obtained a more limited credit insurance policy covering accounts receivables for some of our customers. This policy offers significantly reduced protections against a major customer default compared to the credit insurance we had in place prior to the Hanjin bankruptcy, and the policy has exclusions and payment and other limitations, and therefore will not protect us from losses arising from customer defaults in a similar manner. We continue to monitor the availability and pricing of credit insurance and related products.

Dividends
We paid the following quarterly dividends during the years ended December 31, 2017 and 2016 on our issued and outstanding common shares adjusted for the effects of the Merger:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
December 1, 2017	December 22, 2017	$36.0 Million	$0.45
September 1, 2017	September 22, 2017	$33.2 Million	$0.45
June 1, 2017	June 22, 2017	$33.2 Million	$0.45
March 20, 2017	March 30, 2017	$33.2 Million	$0.45
December 2, 2016	December 22, 2016	$33.2 Million	$0.45
September 8, 2016	September 22, 2016	$33.3 Million	$0.45
July 8, 2016[a]	July 11, 2016	$18.3 Million	$0.45
_______________________________________________________________________________
a. This dividend was prior to the Merger and represents TCIL dividend payments only.

Results of Operations
The following table summarizes our results of operations for the years ended December 31, 2017, 2016 and 2015. The results for December 31, 2017 and 2016 are impacted by the Merger on a comparative basis. TCIL has been treated as the acquirer in the Merger for accounting purposes, and therefore, the results of our operations, included herein, for the periods prior to the Merger on July 12, 2016 are for TCIL operations alone (in thousands).

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Leasing revenues:
Operating leases	$1,141,165	$813,357	$699,810
Finance leases	22,352	15,337	8,029
Total leasing revenues	1,163,517	828,694	707,839

Equipment trading revenues	37,419	16,418	—
Equipment trading expenses	(33,235)	(15,800)	—
Trading margin	4,184	618	—

Net gain (loss) on sale of leasing equipment	35,812	(20,347)	2,013

Operating expenses:
Depreciation and amortization	500,720	392,592	300,470
Direct operating expenses	62,891	84,256	54,440
Administrative expenses	87,609	65,618	53,435
Transaction and other costs	9,272	66,916	22,185
Provision (reversal) for doubtful accounts	3,347	23,304	(2,156)
Insurance recovery income	(6,764)	—	—
Total operating expenses	657,075	632,686	428,374
Operating income	546,438	176,279	281,478
Other expenses:
Interest and debt expense	282,347	184,014	140,644
Realized loss on derivative instruments, net	900	3,438	5,496
Unrealized (gain) loss on derivative instruments, net	(1,397)	(4,405)	2,240
Write-off of debt costs	6,973	141	1,170
Other (income) expense, net	(2,637)	(1,076)	211
Total other expenses	286,186	182,112	149,761
Income (loss) before income taxes	260,252	(5,833)	131,717
Income tax (benefit) expense	(93,274)	(48)	4,048
Net income (loss)	$353,526	$(5,785)	$127,669
Less: income attributable to non-controlling interest	8,928	7,732	16,580
Net income (loss) attributable to shareholders	$344,598	$(13,517)	$111,089

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016
The following table summarizes our comparative results for the periods indicated (in thousands):

	Year Ended December 31, 2017	Year Ended December 31, 2016	Variance
Leasing revenues:
Operating leases	$1,141,165	$813,357	$327,808
Finance leases	22,352	15,337	7,015
Total leasing revenues	1,163,517	828,694	334,823

Equipment trading revenues	37,419	16,418	21,001
Equipment trading expenses	(33,235)	(15,800)	(17,435)
Trading margin	4,184	618	3,566

Net gain (loss) on sale of leasing equipment	35,812	(20,347)	56,159

Operating expenses:
Depreciation and amortization	500,720	392,592	108,128
Direct operating expenses	62,891	84,256	(21,365)
Administrative expenses	87,609	65,618	21,991
Transaction and other costs	9,272	66,916	(57,644)
Provision for doubtful accounts	3,347	23,304	(19,957)
Insurance recovery income	(6,764)	—	(6,764)
Total operating expenses	657,075	632,686	24,389
Operating income	546,438	176,279	370,159
Other expenses:
Interest and debt expense	282,347	184,014	98,333
Realized loss on derivative instruments, net	900	3,438	(2,538)
Unrealized (gain) on derivative instruments, net	(1,397)	(4,405)	3,008
Write-off of debt costs	6,973	141	6,832
Other (income), net	(2,637)	(1,076)	(1,561)
Total other expenses	286,186	182,112	104,074
Income (loss) before income taxes	260,252	(5,833)	266,085
Income tax (benefit)	(93,274)	(48)	(93,226)
Net income (loss)	$353,526	$(5,785)	$359,311
Less: income attributable to non-controlling interest	8,928	7,732	1,196
Net income (loss) attributable to shareholders	$344,598	$(13,517)	$358,115

Our operating performance and revenues were impacted by the Merger on July 12, 2016 and the subsequent inclusion of TAL's results of operations and equipment fleet in our financial results and operating metrics. TCIL has been treated as the acquirer in the Merger for accounting purposes, and therefore, the results of our operations, included herein, for the periods prior to the date of the Merger are for TCIL operations alone.

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

	Year Ended December 31, 2017	Year Ended December 31, 2016	Variance
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenues	$1,100,507	$762,011	$338,496
Fee and ancillary lease revenues	40,658	51,346	(10,688)
Total operating lease revenues	1,141,165	813,357	327,808
Finance lease revenues	22,352	15,337	7,015
Total leasing revenues	$1,163,517	$828,694	$334,823
Total leasing revenues were $1,163.5 million, net of lease intangible amortization of $88.6 million, in 2017 compared to $828.7 million, net of lease intangible amortization of $55.5 million, in 2016, an increase of $334.8 million.
Per diem revenues were $1,100.5 million in 2017 compared to $762.0 million in 2016, an increase of $338.5 million. The primary reasons for this increase are as follows:

•	$223.6 million increase due to the inclusion of TAL's per diem revenues for the full year in 2017 while TAL’s per diem revenues were included only after July 12th in 2016;

•	$128.3 million increase due to an increase of 1,131,167 CEU in the average number of containers on-hire under operating leases; partially offset by a

•	$14.9 million decrease due to a decrease in average CEU per diem rates.
Fee and ancillary lease revenues were $40.7 million in 2017 compared to $51.3 million in 2016, a decrease of $10.7 million. The primary reasons for this decrease are as follows:

•
$10.2 million increase due to the inclusion of TAL's fees and ancillary lease revenues for the full year in 2017 while TAL’s fee and ancillary lease revenues were included only after July 12th in 2016; and a

•	$20.9 million decrease in redelivery fees due to a decrease in the volume of customer redeliveries due to strong lease demand.
Finance lease revenues were $22.4 million in 2017 compared to $15.3 million in 2016, an increase of $7.0 million. The primary reasons for this increase are as follows:

•	$3.9 million increase due to the inclusion of TAL's finance lease revenues for the full year in 2017 while TAL’s finance lease revenues were included only after July 12th in 2016;

•	$4.7 million increase due to the inclusion of a finance lease contract that commenced in September 2016 for the twelve months in 2017 as compared to four months in 2016; and

•	$1.6 million decrease due the amortization of the existing portfolio.
Trading margin.    Prior to the Merger, we did not have a trading business. Trading margin was $4.2 million in 2017 compared to $0.6 million in 2016. The increase of $3.6 million is the result of the inclusion of the trading business for a full year in 2017, while the trading business was only included after July 12th in 2016, as well as a result of an increase in the disposal volume and margins.

Net gain (loss) on sale of leasing equipment.    Gain on sale of equipment was $35.8 million in 2017 compared to a loss on sale of equipment of $20.3 million in 2016, an increase of $56.1 million. The primary reasons for this increase are as follows:

•
$8.9 million increase due to the inclusion of TAL's gains on sale of leasing equipment for the full year in 2017 while TAL's gains on sale of leasing equipment were included only after July 12th in 2016; and a

•	$47.2 million increase due to an approximately 50% increase in our average used container selling prices.
Depreciation and amortization.    Depreciation and amortization was $500.7 million in 2017 compared to $392.6 million in 2016, an increase of $108.1 million. The primary reasons for this increase are as follows:

•	$95.8 million increase due to the inclusion of TAL's depreciation and amortization for the full year in 2017 while TAL's depreciation and amortization was included only after July 12th in 2016;

•	$33.2 million increase due to a net increase in the size of our depreciable fleet; partially offset by a

•	$13.1 million decrease due to an impairment charge recorded as depreciation expense in 2016. There was no impairment charge recorded as depreciation expense in 2017; and

•	$7.0 million decrease due to equipment becoming fully depreciated.
Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, store the equipment when it is not on lease and reposition equipment that has been returned to locations with weak leasing demand. Direct operating expenses were $62.9 million in 2017 compared to $84.3 million in 2016, a decrease of $21.4 million. The primary reasons for this decrease are as follows:

•	$20.2 million increase due to the inclusion of TAL's direct operating expenses for the full year in 2017 while TAL’s direct operating expenses were included only after July 12th in 2016;

•	$22.2 million decrease due to a decrease in storage expenses resulting from decreases in the number of idle units; and

•	$16.5 million decrease due to a decrease in equipment repair and handling expenses resulting from decreases in the number of containers redelivered.
Administrative expenses.    Administrative expenses were $87.6 million in 2017 compared to $65.6 million in 2016, an increase of $22.0 million. The primary reasons for this increase are as follows:

•	$23.5 million increase due to the inclusion of TAL administrative expenses for the full year in 2017 while TAL’s administrative expenses were included only after July 12th in 2016;

•	$3.0 million increase due to an increase in bonus expense as a result of improved financial performance;

•	$3.5 million increase due to a benefit in 2016 due to a reclassification of accrued bonus expense from administrative expense to transaction and other costs that did not re-occur in 2017;

•	$3.5 million increase due to an increase in our professional fees and directors' share-based compensation expense; partially offset by a

•
$14.5 million decrease due to a decrease in employee compensation and benefit expense as a result of synergies gained from the Merger in addition to the $7.7 million in savings recognized in 2016. The $23.5 million increase in administrative expenses due to the inclusion of TAL administrative expenses in 2017, includes a benefit of $3.3 million related to employee compensation and benefit savings as a result of synergies gained from the Merger.

Transaction and other costs. Transaction and other costs include severance and employee compensation costs, legal costs and other professional fees. Transaction and other costs related to the Merger were $8.8 million in 2017 compared to $60.4 million in 2016. We accrued significant legal and other professional fees and employee severance expenses related to the Merger in 2016.
Transaction and other costs also include retention and stock compensation costs pursuant to the plans established in 2011. Transaction and other costs unrelated to the Merger were $0.5 million in 2017 and $6.5 million in 2016. The decrease in transaction and other costs unrelated to the Merger was mainly due to a reduction in stock compensation accruals on incentive stock initially granted in 2011.

Provision for doubtful accounts.    Provision for doubtful accounts was $3.3 million in 2017 compared to $23.3 million in 2016. The 2016 provision for doubtful accounts is largely related to the lease default by Hanjin.
Insurance recovery income. Insurance recovery income was $6.8 million in 2017 due to the recognition of a gain related to the satisfaction of our credit insurance claims with respect to the lease default by Hanjin. There was no insurance recovery income in 2016.
Interest and debt expense.    Interest and debt expense was $282.3 million in 2017 compared to $184.0 million in 2016, an increase of $98.3 million. The primary reasons for this increase are as follows:

•	$65.2 million increase due to the inclusion of TAL's interest and debt expense for the full year in 2017 while TAL’s interest and debt expense was included only after July 12th in 2016;

•	$18.3 million increase due to a higher average debt balance during 2017 compared to 2016; and

•	$14.8 million increase due to an increase in the average effective interest rate to 4.33% in 2017 compared to 4.02% in 2016.
Realized loss on derivative instruments, net.    Realized loss on derivative instruments, net was $0.9 million in 2017, compared to $3.4 million in 2016, a decrease of $2.5 million. The decrease in the realized loss on derivative instruments, net is mainly due to the reduction of the underlying swap notional amounts due to amortization and the termination of three interest rate swaps and an increase in the average one-month LIBOR rate in 2017 compared to 2016, which increased the receive leg of the swap contracts while the fixed leg remained flat. TAL's inclusion for the full year-to-date period in 2017 compared to partial inclusion in 2016 increased the realized loss on derivative instruments, net by $0.1 million in the 2017.
Unrealized (gain) on derivative instruments. Unrealized gain on derivative instruments, net was $1.4 million in 2017, compared to $4.4 million in 2016, a decrease of $3.0 million. Long term interest rates increased to a lesser extent between December 31, 2016 to December 31, 2017 compared to the increase between December 31, 2015 to December 31, 2016.
Write-off of debt costs. Write-off of debt costs was $7.0 million in 2017 compared to $0.1 million in 2016. The increase of $6.9 million was mainly due to the amendment or termination of certain existing debt facilities and the resulting write-off of the unamortized debt costs related to those facilities.

Income taxes. Income tax benefit was $93.3 million in 2017 compared to an income tax benefit of $0.05 million in 2016, an increase in income tax benefit of $93.2 million. As a result of the US Tax Cuts and Jobs Act and the related reduction of the US Corporate tax rate from 35% to 21%, we recorded a one-time tax benefit of $139.4 million in the fourth quarter in 2017 to reflect the deferred tax liability at the lower corporate tax rate. This benefit was partially offset by a tax provision for income taxes on operating income at the effective tax rate of 17.7%.

Income attributable to non-controlling interests. Income attributable to non-controlling interests was $8.9 million in 2017 compared to $7.7 million in 2016, an increase of $1.2 million. The increase was a result of higher income from gains on the disposition of container rental equipment attributable to the non-controlling interests, partially offset by a reduction in the size of the portfolio of containers owned by the entity in which the non-controlling interests maintain their ownership and a continuing decrease in the proportion of disposition income attributable to the non-controlling interests compared to the portion allocated to Triton.

Comparison of the Year Ended December 31, 2016 to Year Ended December 31, 2015
The following table summarizes our comparative results for the periods indicated (in thousands):

	Year Ended December 31, 2016	Year Ended December 31, 2015	Variance
Leasing revenues:
Operating leases	$813,357	$699,810	$113,547
Finance leases	15,337	8,029	7,308
Total leasing revenues	828,694	707,839	120,855

Equipment trading revenues	16,418	—	16,418
Equipment trading expenses	(15,800)	—	(15,800)
Trading margin	618	—	618

Net (loss) gain on sale of leasing equipment	(20,347)	2,013	(22,360)

Operating expenses:
Depreciation and amortization	392,592	300,470	92,122
Direct operating expenses	84,256	54,440	29,816
Administrative expenses	65,618	53,435	12,183
Transaction and other costs	66,916	22,185	44,731
Provision (reversal) for doubtful accounts	23,304	(2,156)	25,460
Total operating expenses	632,686	428,374	204,312
Operating income	176,279	281,478	(105,199)
Other expenses:
Interest and debt expense	184,014	140,644	43,370
Realized loss on derivative instruments, net	3,438	5,496	(2,058)
Unrealized (gain) loss on derivative instruments, net	(4,405)	2,240	(6,645)
Write-off of debt costs	141	1,170	(1,029)
Other (income) expense, net	(1,076)	211	(1,287)
Total other expenses	182,112	149,761	32,351
(Loss) income before income taxes	(5,833)	131,717	(137,550)
Income tax (benefit) expense	(48)	4,048	(4,096)
Net (loss) income	$(5,785)	$127,669	$(133,454)
Less: income attributable to non-controlling interest	7,732	16,580	(8,848)
Net (loss) income attributable to shareholders	$(13,517)	$111,089	$(124,606)
Our operating performance and revenues were significantly impacted by the Merger on July 12, 2016 and the subsequent inclusion of TAL's results of operations and equipment fleet in our financial results and operating metrics. TCIL has been treated as the acquirer in the Merger for accounting purposes, and therefore, the results of operations for Triton, included herein, for the periods prior to the date of the Merger are for TCIL operations alone.

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

	Year Ended December 31, 2016	Year Ended December 31, 2015	Variance
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenues	$762,011	$657,560	$104,451
Fee and ancillary lease revenues	51,346	42,250	9,096
Total operating lease revenues	813,357	699,810	113,547
Finance lease revenues	15,337	8,029	7,308
Total leasing revenues	$828,694	$707,839	$120,855
Total leasing revenues were $828.7 million, net of lease intangible amortization of $55.5 million, in 2016 compared to $707.8 million in 2015, an increase of $120.9 million. Leasing revenues in 2016 increased by $203.7 million due to the inclusion of TAL leasing revenue from the date of the Merger, off-setting an $82.8 million decrease in leasing revenue from the TCIL fleet compared to 2015. There was no lease intangible amortization in 2015 as this lease intangible was a result of the Merger.
Per diem revenues were $762.0 million in 2016 compared to $657.6 million in 2015, an increase of $104.5 million. The primary reasons for this increase are as follows:

•	$179.7 million increase due to the inclusion of per diem revenue, net of lease intangible amortization from the TAL fleet from the date of the Merger partially offset by;

•	$58.9 million decrease due to a decrease in average CEU per diem rates; and a

•	$16.3 million decrease due to a decrease in the average number of containers on-hire under operating leases of 59,993 CEU.

Fee and ancillary lease revenues were $51.3 million in 2016 compared to $42.3 million in 2015, an increase of $9.1 million. The primary reasons for this increase are as follows:

•	$17.0 million increase due to the inclusion of fees and ancillary revenues from the TAL fleet from the date of the Merger; partially offset by

•	$7.9 million decrease in re-delivery fees due to a decrease in the volume of customer re-deliveries particularly in the second half of 2016.
Finance lease revenues were $15.3 million in 2016 compared to $8.0 million in 2015, an increase of $7.3 million. This increase was primarily due to the inclusion of $7.0 million of finance lease revenue from the TAL fleet from the date of the Merger. The average finance lease portfolio remained relatively flat with the scheduled runoff of the existing portfolio offset by the addition of a large finance lease in the fourth quarter of 2016.
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
Net (loss) gain on sale of leasing equipment.    Loss on sale of equipment was $20.3 million in 2016 compared to a gain on sale of equipment of $2.0 million in 2015, a decrease of $22.3 million. The primary reasons for this decrease are as follows:

•	$12.2 million increase in loss due to the inclusion of losses on sale of leasing equipment from the TAL fleet from the date of the Merger, and a

•	$10.1 million increase in loss due to a 28% decrease in our average used container selling prices.

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
Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, store the equipment when it is not on lease and reposition equipment that has been returned to locations with weak leasing demand. Direct operating expenses were $84.3 million in 2016 compared to $54.4 million in 2015, an increase of $29.9 million. The primary reasons for this increase are as follows:

•	$31.3 million increase due to the inclusion of direct operating expenses from the TAL fleet from the date of the Merger;

•	$4.9 million increase in repairs and storage expenses resulting from an increase in the number of idle units; partially offset by a

•	$3.5 million decrease due to the receipt of insurance proceeds in 2016 for a prior customer default that occurred in 2015.
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
Provision (reversal) for doubtful accounts.    Provision for doubtful accounts was $23.3 million in 2016 compared to a reversal of the provision for doubtful accounts of $2.2 million in 2015. The provision for doubtful accounts increased mainly due to the bankruptcy filing and lease default by Hanjin. A provision of $23.4 million was made to establish a full reserve against pre-bankruptcy Hanjin receivables, which were not covered by our credit insurance.
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
Realized loss on derivative instruments, net.    Realized loss on derivative instruments, net was $3.4 million in 2016, compared to $5.5 million in 2015, a decrease of $2.1 million. The decrease in the realized loss on derivative instruments, net is mainly due to certain swaps being terminated or reaching maturity during 2016.

Unrealized (gain) loss on derivative instruments. Unrealized gain on derivative instruments, net was $4.4 million in 2016, compared to an unrealized loss on derivative instruments, net of $2.2 million in 2015, an increase of $6.6 million. This increase was mainly due to the fair value of our interest rate swaps and cap agreements increasing during 2016 due to an increase in long term interest rates and the inclusion of unrealized gain on derivative instruments from the TAL fleet from the date of the Merger of $1.1 million.

Income taxes. Income tax benefit was $0.05 million in 2016 compared to an income tax expense of $4.0 million in 2015, a decrease in income taxes of $4.1 million. The majority of the difference is related to the non-deductibility of certain transaction costs and stock compensation costs for tax purposes.

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
Segments
We operate our business in one industry, intermodal transportation equipment, and have two business segments, Equipment leasing and Equipment trading. We acquired the Equipment trading segment as part of the Merger with TAL on July 12, 2016 and had no such operating segment prior to that time.
Equipment leasing
We own, lease and ultimately dispose of containers and chassis from our leasing fleet. Equipment leasing segment revenues represent leasing revenues from operating and finance leases. Expenses related to equipment leasing include direct operating expenses, administrative expenses, depreciation expense and interest and debt expense. The Equipment leasing segment also includes gains and losses on the sale of owned leasing equipment.
The results of operations of our leasing segment are discussed above in our results of operations comparisons.
Equipment trading
We purchase containers from shipping line customers and other sellers of containers, and resell these containers to container retailers and users of containers for storage or one-way shipment. Equipment trading segment revenues represent the proceeds on the sale of containers purchased for resale. Expenses related to equipment trading include the cost of containers purchased for resale that were sold and related selling costs, as well as direct operating expenses, administrative expenses and interest and debt expense.
The results of operations of our trading segment is discussed above in our results of operations comparisons in the trading margin comparison.
Segment income (loss) before income taxes
The following table lists the income (loss) before income taxes for the Equipment leasing and Equipment trading segments for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Income (loss) before income taxes(1)
Equipment leasing segment	$262,574	$(6,302)	$135,127
Equipment trading segment	3,254	(3,795)	—
Total	$265,828	$(10,097)	$135,127
_______________________________________________________________________________

(1)
Segment income (loss) before income taxes excludes unrealized gains on interest rate swaps of $1.4 million, unrealized gains on interest rate swaps of $4.4 million, and unrealized losses on interest swaps of $2.2 million for the years ended December 31, 2017, 2016 and 2015, respectively, and the write-off of debt costs of $7.0 million, $0.1 million, and $1.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Liquidity and Capital Resources
Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, principal payments on finance lease receivables, and borrowings under our credit facilities. Our principal uses of cash include capital expenditures, debt service requirements and paying dividends.
For the year ended December 31, 2017, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment and principal payments on our finance leases, was $1,058.2 million. In addition, as of December 31, 2017 we had $132.0 million of cash and cash equivalents and $1.3 billion of additional borrowing capacity under our current credit facilities.
As of December 31, 2017, our cash commitments in the next 12 months include $744.6 million of scheduled principal payments on our existing debt facilities, and $404.1 million of committed but unpaid capital expenditures.
We believe that cash provided by operating activities, existing cash, proceeds from the sale of our leasing equipment, principal payments on our finance lease receivables and availability under our borrowing facilities will be sufficient to meet our obligations over the next 12 months.
Equity Issuance
In addition to the proceeds from our operating activities, in September 2017, we completed a common share offering in which we sold 6,152,500 common shares at a public offering price of $32.75 per share. The aggregate net proceeds received by us from the offering, including the exercise of an option granted to the underwriters, amounted to $192.9 million after deducting underwriting discounts and commissions, and before deducting total expenses incurred in connection with the offering of approximately $1.3 million. The net proceeds were used for general corporate purposes, including the purchase of containers.
Debt Agreements
Pursuant to the terms of certain debt agreements, we are also required to maintain certain restricted cash accounts. As of December 31, 2017, we had restricted cash of $94.1 million.
As of December 31, 2017, our outstanding indebtedness was comprised of the following (amounts in millions):

	Amount Outstanding	Maximum Borrowing Level
Institutional notes	$2,381.0	$2,381.0
Asset-backed securitization term notes	2,378.4	2,378.4
Term loan facilities	1,702.0	1,702.0
Asset-backed warehouse facilities	110.0	600.0
Revolving credit facilities	305.0	1,075.0
Capital lease obligations	103.4	103.4
Total debt outstanding	$6,979.8	$8,239.8
Debt costs	(40.6)	—
Unamortized fair value debt adjustment	(27.5)	—
Debt, net of unamortized debt costs	$6,911.7	$8,239.8
The maximum borrowing levels depicted in the chart above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets. As of December 31, 2017, the actual availability under all of our credit facilities was approximately $490.0 million.
As of December 31, 2017, we had $4,277.5 million of total debt outstanding on facilities with fixed interest rates. These fixed rate facilities are scheduled to mature between 2018 and 2029, and had a contractual weighted average interest rate of 4.28% as of December 31, 2017.
As of December 31, 2017, we had $2,702.4 million of total debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). These floating rate facilities are scheduled to mature between 2018 and 2024, and had a contractual weighted average interest rate of 3.53% as of December 31, 2017. Including the impact of our interest rate swaps, the contractual weighted average interest rate on our floating rate facilities was 3.64% as of December 31, 2017.
We economically hedge the risks associated with fluctuations in interest rates on a portion of our floating rate borrowings by entering into interest rate swap agreements that convert a portion of our floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of December 31, 2017, we had interest rate swaps in place with a net notional amount of $1,740.8 million to fix the floating interest rates on a portion of our floating rate debt obligations, with a weighted average fixed leg interest rate of 1.70% and a weighted average remaining term of 3.3 years.
As of December 31, 2017, we had a combined $6,018.3 million of total debt on facilities with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap contracts. This accounts for 86% of total debt. The fixed facilities and fixed interest rate swap contracts had a contractual weighted average interest rate of 4.35% and a weighted average remaining term of 4.0 years.
Overall, we had a contractual weighted average interest rate of 4.03% as of December 31, 2017, including the impact of the swap contracts.
For additional information on our debt obligations, please refer to Note 6 - “Debt” in the Notes to Consolidated Financial Statements in Item 8.
Debt Covenants
We are subject to certain financial covenants under our debt agreements. The debt agreements are the obligations of our subsidiaries and all related debt covenants are calculated at the subsidiary level. Failure to comply with these covenants could result in a default under the related credit agreements and the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors. As of December 31, 2017, we were in compliance with all such covenants.

Non-GAAP Measures

We primarily rely on our results measured in accordance with generally accepted accounting principles ("GAAP") in evaluating our business. The covenant descriptions below include non-GAAP financial measures that are defined in our debt agreements. Fixed Charge Coverage Ratio, CTNW, Funded Debt Ratio, EBIT, Cash Interest Expense, TNW, and Indebtedness are non-GAAP financial measures defined in our debt agreements that are used to determine our compliance with certain covenants contained in our debt agreements and should not be used as a substitute for analysis of our results as reported under GAAP. However, we believe that the inclusion of this non-GAAP information provides additional information to investors regarding our debt covenant compliance.

TCIL Covenants

The Fixed Charge Coverage Ratio is the rolling six-quarter ratio of consolidated net income of our TCIL subsidiary available for fixed charges to fixed charges. Consolidated net income excludes non-cash gains and losses on derivatives and certain Merger costs, plus cash distributions received from certain unrestricted subsidiaries, plus all fixed charges. Fixed charges are the sum of interest expense and operating rental payments less interest income and the amortization of debt costs.

Minimum Consolidated Tangible Net Worth ("CTNW") of our TCIL subsidiary comprises the equity of TCIL and its restricted subsidiaries, excluding any non-cash gains and/or losses from derivatives, less the sum of all intangible assets and restricted investments of TCIL and its subsidiaries. For the purpose of calculating Minimum CTNW, TCIL's investments in certain unrestricted subsidiaries are included in equity.

Funded Debt Ratio is the ratio of total debt of our TCIL subsidiary to CTNW.

TAL Covenants

The Earnings Before Interest and Taxes ("EBIT") to Cash Interest Expense ratio is the rolling four-quarter ratio of EBIT to Cash Interest Expense for our TAL subsidiary. EBIT is calculated as earnings before interest expense and income taxes, net gain or losses on interest rate swaps, certain non-cash charges, and Merger costs. Cash Interest Expense is calculated as interest expense paid in cash and excludes interest income and amortization of debt costs.

Minimum Tangible Net Worth ("TNW") is calculated as total tangible assets less total indebtedness for our TAL subsidiary.

Indebtedness to TNW is calculated as the ratio of Indebtedness to TNW for our TAL subsidiary.

The compliance levels of our primary financial covenants as of December 31, 2017 are summarized as follows;

Financial Covenant	Entity	Covenant Threshold	Actual Value
Fixed Charge Coverage Ratio	TCIL	Shall not be less than 1.25:1	1.81:1
Minimum Consolidated Tangible Net Worth	TCIL	Shall not be less than $855 million	$1,624.6 million
Funded Debt Ratio	TCIL	Shall not exceed 4.0:1	2.39:1
EBIT to Cash Interest Expense	TAL	Shall not be less than 1.10:1	2.11:1
Minimum TNW	TAL	Shall not be less than $750 million	$844.4 million
Indebtedness to TNW	TAL	Shall not exceed 4.75:1	3.88:1
Cash Flow
The following table sets forth certain cash flow information for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net cash provided by operating activities	$806,795	$484,188	$449,304
Net cash (used in) investing activities	$(1,311,391)	$(395,446)	$(215,721)
Net cash provided by (used in) financing activities	$523,429	$(32,233)	$(242,501)
Operating Activities
Net cash provided by operating activities increased by $322.6 million to $806.8 million in 2017, compared to $484.2 million in 2016. Operating cash flows increased by $115.4 million due to the inclusion of TAL’s cash flows for the full year in 2017 while TAL’s operating cash flows were included only after July 12th in 2016. The remaining increase was mainly due to an increased level of profitability as a result of the increase in our fleet size and utilization.
Net cash provided by operating activities increased by $34.9 million to $484.2 million in 2016, compared to $449.3 million in 2015. This increase is due to the inclusion of $145.4 million related to the operations of TAL from July 13, 2016 through December 31, 2016 and due to an increase in accounts payable and other accrued expenses of $18.2 million. This increase was partially offset by a decrease in our earnings excluding non-cash expenses of $121.0 million as a result of a decrease in our utilization, average lease rates and used container sale prices; and a decrease in the change in other assets of $4.8 million.
Investing Activities
Net cash used in investing activities increased by $916.0 million to $1,311.4 million in 2017 compared to $395.4 million in 2016. This increase was primarily due to an increase in the purchase of leasing equipment of $933.6 million. Cash provided by proceeds from the sale of equipment and principal payments on finance leases increased by $67.1 million which was partially offset by $50.3 million of cash acquired in the Merger in 2016 that did not re-occur in 2017.
Net cash used in investing activities increased by $179.7 million to $395.4 million in 2016 compared to $215.7 million in 2015. This increase was primarily due to an increase in the purchase of leasing equipment of $230.5 million offset by cash and cash equivalents acquired of $50.3 million related to the Merger.

Financing Activities
Net cash provided by financing activities increased by $555.6 million to $523.4 million in 2017 compared to cash used in financing activities of $32.2 million in 2016. The increase was primarily due to net borrowings, inclusive of debt issuance costs, under debt facilities of $528.6 million in 2017 compared to $53.3 million in 2016. In addition, we had proceeds from issuances of common shares of $192.9 million in 2017 compared to $7.4 million of share redemptions in 2016. These increases in cash provided by financing activities were partially offset by an increase in dividend payments of $50.8 million and an increase in restricted cash balances of $75.2 million in 2017 as compared to the same period in 2016.
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

Contractual Obligations
We are party to various operating and capital leases and are obligated to make payments related to our borrowings. We are also obligated under various commercial commitments, including obligations to our equipment manufacturers. Our equipment manufacturer obligations are in the form of conventional accounts payable and are satisfied by cash flows from operations and financing activities.
The following table summarizes our contractual obligations and commercial commitments as of December 31, 2017:

	Contractual Obligations by Period
Contractual Obligations:	Total	2018	2019	2020	2021	2022 and thereafter
	(dollars in millions)
Principal debt obligations	$6,882.9	$716.7	$1,168.0	$999.7	$841.1	$3,157.4
Interest on debt obligations(1)	1,111.3	271.8	233.1	190.5	154.0	261.9
Capital lease obligations(2)	118.1	32.0	11.2	10.8	10.8	53.3
Operating leases (mainly facilities)	8.3	4.2	2.0	1.2	0.6	0.3
Purchase obligations:
Equipment purchases payable	128.1	128.1	—	—	—	—
Equipment purchase commitments	276.0	276.0	—	—	—	—
Severance benefit commitment	9.7	9.7	—	—	—	—
Total contractual obligations	$8,534.4	$1,438.5	$1,414.3	$1,202.2	$1,006.5	$3,472.9
_______________________________________________________________________________

(1)	Amounts include actual interest for fixed debt and estimated interest for floating rate debt based on December 31, 2017 rates and the net effect of our interest rate swaps.

(2)	Amounts include interest.
Off-Balance Sheet Arrangements
As of December 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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
Equipment Trading Revenues and Expenses
Equipment trading revenues represent the proceeds from the sale of equipment purchased for resale and are recognized as units are sold and delivered to the customer. The related expenses represent the cost of equipment sold as well as other selling costs that are recognized as incurred and are reflected as equipment trading expenses on the consolidated statements of operations.
Leasing Equipment
We purchase new equipment from equipment manufacturers for the purpose of leasing such equipment to customers. We also purchase used equipment with the intention of selling such equipment in one or more years from the date of purchase. Used units are typically purchased with an existing lease in place or were previously owned by one of our third party owner investors.
Leasing equipment is recorded at cost and depreciated to an estimated residual value on a straight-line basis over the estimated useful lives. Capitalized costs for new container rental equipment include the manufactured cost of the container, inspection, delivery, and associated costs incurred in moving the container from the manufacturer to the initial on-hire location of such container. Repair and maintenance costs that do not extend the lives of the container rental equipment are charged to direct operating expenses at the time the costs are incurred.
The estimated useful lives and residual values of our leasing equipment are based on historical disposal experience and our expectations for future used container sale prices. We review the estimates used in our depreciation policies on a regular basis to determine whether changes have taken place that would suggest that a change in our depreciation estimates of useful lives of our equipment or the assigned residual values is warranted.
We completed our annual depreciation policy review during the fourth quarter of 2017 and concluded that the estimated residual values for 20-foot refrigerated containers and 40-foot high cube refrigerated containers should be changed to $2,350 and $3,350, respectively, as compared to the previous ranges of $2,250 to $2,500 for 20-foot refrigerated containers and $3,250 to $3,500 for 40-foot high cube refrigerated containers; and the estimated residual values for 40-foot flat rack containers and 40-foot open top containers should be changed to $1,700 and $2,300, respectively, as compared to the previous ranges of $1,500 to $3,000 for 40-foot flat rack containers and $2,300 to $2,500 for 40-foot open top containers. In addition, the useful lives for 40-foot flat rack containers and 40-foot open top containers should be changed to 16 years from the previous range of 12 to 14 years. We will implement these changes effective January 1, 2018. Had the residual values and useful life estimates noted above been changed on October 1, 2017, the effect would have been immaterial.

The estimated useful lives and residual values for each major equipment type for the periods indicated below as follows:

	As of December 31, 2017		As of December 31, 2016
Equipment Type	Depreciable Life	Residual Value	Depreciable Life	Residual Value
20-foot dry container	13 years	$1,000	13 years	$1,000
40-foot dry container	13 years	$1,200	13 years	$1,200
40-foot high cube dry container	13 years	$1,400	13 years	$1,400
20-foot refrigerated container	12 years	$2,250 to $2,500	12 years	$2,250 to $2,500
40-foot high cube refrigerated container	12 years	$3,250 to $3,500	12 years	$3,250 to $3,500
40-foot flat rack container	12 to 14 years	$1,500 to $3,000	12 to 14 years	$1,500 to $3,000
40-foot open top container	12 to 14 years	$2,300 to $2,500	12 to 14 years	$2,300 to $2,500
Tank containers	20 years	$3,000	20 years	$3,000
Chassis	20 years	$1,200	20 years	$1,200
Depreciation on leasing equipment commences on the date of initial on-hire.
For leasing equipment acquired through sale-leaseback transactions, we adjust our estimates for remaining useful life and residual values based on current conditions in the sales market for older containers and our expectations for how long the equipment will remain on-hire to the current lessee.
The net book value of our leasing equipment by equipment type is as follows (in thousands):

	December 31, 2017	December 31, 2016
Dry container units	$5,941,097	$4,839,648
Refrigerated container units	1,897,385	2,037,952
Special container units	287,869	265,666
Tank container units	105,821	107,933
Chassis	132,312	119,320
Total	$8,364,484	$7,370,519

Included in the amounts above are units not on lease at December 31, 2017 and 2016 with a total net book value of $509.5 million and $524.9 million, respectively. Amortization on equipment purchased under capital lease obligations is included in depreciation and amortization expense on the consolidated statements of operations.
Valuation of Leasing Equipment

Leasing equipment is reviewed for impairment whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying value to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds our estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds the fair value of the asset. Key indicators of impairment on leasing equipment include, among other factors, a sustained decrease in operating profitability, a sustained decrease in utilization, or indications of technological obsolescence.
When testing for impairment, leasing equipment is generally grouped by equipment type, and is tested separately from other groups of assets and liabilities. Some of the significant estimates and assumptions used to determine future undiscounted cash flows and the measurement for impairment are the remaining useful life, expected utilization, expected future lease rates and expected disposal prices of the equipment. We consider the assumptions on expected utilization and the remaining useful life to have the greatest impact on its estimate of future undiscounted cash flows. These estimates are principally based on our historical experience and management's judgment of market conditions.

We did not record any impairment charges related to leasing equipment for the year ended December 31, 2017. For the years ended December 31, 2016 and 2015, we recorded $13.1 million and $7.2 million, respectively, of impairment charges in depreciation and amortization expense related to leasing equipment.
Equipment Held for Sale
When leasing equipment is returned off lease, we make a determination of whether to repair and re-lease the equipment or sell the equipment. At the time we determine that equipment will be sold, we reclassify the appropriate amounts previously recorded as leasing equipment to equipment held for sale. Equipment held for sale is carried at the lower of its estimated fair value, based on current transactions, less costs to sell, or carrying value. Depreciation expense on equipment held for sale is halted and disposals generally occur within 90 days. Initial write downs of equipment held for sale are recorded as an impairment charge and are included in net gain or loss on sale of leasing equipment. Subsequent increases or decreases to the fair value of those assets are recorded as adjustments to the carrying value of the equipment held for sale, however, any such adjustments may not exceed the respective equipment's carrying value at the time it was initially classified as held for sale. Realized gains and losses resulting from the sale of equipment held for sale are recorded as net gain or loss on sale of leasing equipment, and cash flows associated with the disposal of equipment held for sale are classified as cash flows from investing activities.
We acquired the Equipment Trading segment as part of the Merger on July 12, 2016 and had no such reporting segment prior to that date. Equipment purchased for resale and included in the Equipment Trading segment is reported as equipment held for sale when the time frame between when equipment is purchased and when it is sold is expected to be less than one year.
During the years ended December 31, 2017, 2016, and 2015, we recorded the following net gains or losses on equipment held for sale on the consolidated statements of operations (in thousands):

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Impairment reversal (loss) on equipment held for sale	$3	$(19,399)	$—
Gain (loss) on sale of equipment-net of selling costs	35,809	(948)	2,013
Net gain (loss) on sale of leasing equipment	$35,812	$(20,347)	$2,013
Allowance for Doubtful Accounts
Our allowance for doubtful accounts is provided based upon a review of the collectability of our receivables. This review is based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts, and economic conditions. Generally, we do not require collateral on accounts receivable balances. An account is considered past due when a payment has not been received in accordance with the contractual terms. Changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. The allowance for doubtful accounts is intended to provide for losses in the receivables, and requires the application of estimates and judgments as to the outcome of collection efforts and the realization of collateral, among other things. We believe our allowance for doubtful accounts is adequate to provide for credit losses inherent in our existing receivables.
To the extent amounts are expected to be recoverable from insurance policies, we record a receivable based on amounts incurred not to exceed insurance limits. Any amounts expected to be recovered for lost revenue are not recorded until received from insurance carriers.
We experienced a major lessee default in 2016 when Hanjin Shipping Co. ("Hanjin"), our lessee, filed for court protection and immediately began a liquidation process. At that time, we had approximately 87,000 container units on lease to Hanjin with a net book value of $243.3 million. We recorded a loss of $29.7 million during the third quarter ended September 30, 2016, comprised of bad debt expense and a charge for costs not expected to be recovered due to deductibles in our credit insurance policies. As of December 31, 2017, we recovered approximately 94% of our containers previously leased to Hanjin.

The impact of the Hanjin liquidation was significantly lessened by credit insurance policies in place during 2016 which covered the majority of the recovery costs and the value of the containers that were unrecoverable and a portion of the lost lease revenue. The insurance policies did not cover our pre-default receivables. We collected total payments from our insurance providers of $67.0 million in satisfaction of our claims and recorded a gain of $6.8 million to insurance recovery income within operating expenses. The net gain represents insurance proceeds received in excess of recovery costs incurred and the net book value of those units written off as unrecoverable.

Income Taxes
We use the liability method of accounting for income taxes, which requires recognition of deferred tax assets and liabilities recorded based on expected future tax consequences of temporary differences that currently exist between the tax basis and financial reporting basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any change in the tax rate which has an effect on deferred tax assets and liabilities is recognized as an increase or decrease to income in the period that includes the enactment date of the law that resulted in the change in tax rate.

We recognize the effect of income tax positions which are more likely than not of being sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. If the effect of an income tax position is recognized, a tax benefit is then measured based upon the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution of the income tax position. The full impact of any change in recognition or measurement is reflected in the period in which such change occurs. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense.

Goodwill
Goodwill and intangible assets with indefinite lives are tested for impairment at least annually on October 31st of each fiscal year or more frequently if events occur or circumstances exist that indicate that the fair value of a reporting unit may be below its carrying value. Goodwill has been allocated to our reporting units which are also our operating segments.

In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether further impairment testing is necessary. Among other relevant events and circumstances that affect the fair value of reporting units, we consider individual factors such as macroeconomic conditions, changes in our industry and the markets in which we operate, as well as our reporting units' historical and expected future financial performance. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than our carrying amount, then the quantitative goodwill impairment test is unnecessary. The quantitative goodwill impairment test compares the fair value of a reporting unit with our carrying amount, including goodwill. If the carrying amount of the reporting unit is less than its fair value, no impairment exists. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

We elected to perform the qualitative assessment for our evaluation of goodwill impairment during the year ended December 31, 2017 and concluded there was no impairment. Since inception through December 31, 2017, we did not have any goodwill impairment.
Recent Accounting Pronouncements
See Note 2 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a full description of recent accounting pronouncements, which is incorporated herein by reference.

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
As of December 31, 2017, we had net interest rate swap agreements in place to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Derivatives	Net Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Weighted Average Remaining Term
Interest rate swaps	$1,740.8 million	1.70%	3.3 years
Certain of our interest rate swap agreements are designated as cash flow hedges for accounting purposes, and any unrealized gains or losses related to the changes in fair value are recognized in accumulated comprehensive income and re-classed to interest and debt expense as they are realized. A portion of our swap portfolio is not designated and changes in the fair value of non-designated interest rate swap agreements are recognized on the consolidated statements of operations as unrealized gain or loss on derivative instruments, net and reclassified to realized gain or loss on derivative instruments as they are realized.

We recognized activity on our interest rate swap agreements for the years ended December 31, 2017, 2016, and 2015 as follows (in thousands):

Derivative Instrument	Financial Statement Caption	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015

Non-designated interest rate swaps	Realized loss on derivative instruments, net	$900	$3,438	$5,496
Non-designated interest rate swaps	Unrealized (gain) loss on derivative instruments, net	(1,397)	(4,405)	2,240
Designated interest rate swaps	Other comprehensive loss (income)	641	(46,917)	—
Designated interest rate swaps	Interest and debt expense	611	1,200	—
Approximately 64% of our floating rate debt is hedged using interest rate swaps which helps mitigate the impact of changes in short-term interest rates. However, a 100 basis point increase in the interest rates on our floating rate debt (primarily LIBOR) would result in an increase of approximately $12.8 million in interest expense, net of realized gains on our swap instruments, over the next 12 months.
Foreign currency exchange rate risk

Although we have significant foreign-based operations, the majority of our revenues and our operating expenses for the year ended December 31, 2017, 2016, and 2015 were denominated in U.S. dollars. We pay our non-U.S. employees in local currencies and certain operating expenses are denominated in foreign currencies. This activity is primarily denominated in the euro and the British pound. During the years ended December 31, 2017, 2016, and 2015, net foreign currency exchange gains and losses recorded in administration expenses in our statement of operations were immaterial.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements and financial statement schedule listed under Item 15—Exhibits and Financial Statement Schedules are filed as a part of this Item 8. Supplementary financial information may be found in Note 16 to the Consolidated Financial Statements.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
MANAGEMENT'S REPORT REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon management's evaluation of these disclosure controls and procedures, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded, as of the end of the period covered by this Annual Report on Form 10-K, that our disclosure controls and procedures were effective.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

We assessed our internal control over financial reporting as of December 31, 2017 and based our assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2017.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of the audit, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2017.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Triton International Limited:
Opinion on Internal Control Over Financial Reporting
We have audited Triton International Limited and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement Schedule I - Condensed Financial Information of Registrant and Schedule II - Valuation and Qualifying Accounts (collectively, the “consolidated financial statements”), and our report dated February 27, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

New York, New York
February 27, 2018

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference from the sections captioned "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement to be issued in connection with the Annual General Meeting of Shareholders to be held on May 2, 2018, which will be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2017 (the "2018 Proxy Statement").
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference from the sections captioned "Director Compensation Table", "Compensation of Executive Officers, Compensation Discussion and Analysis", "Summary Compensation Table", and "Grants of Plan-Based Awards Table", "CEO-Average Worker Pay Ratio", and the other tables and information following the "Grants of Plan-Based Awards Table" in the 2018 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this Item is incorporated herein by reference from the sections captioned "Equity Compensation Plan Information" and "Information Regarding Beneficial Ownership of Management and Principal Shareholders" in the 2018 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference from the sections captioned "Certain Relationships and Related Transactions" and "Corporate Governance and Related Matters" in the 2018 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference from the section captioned "Audit Fees" in the 2018 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following financial statements are included in Item 8 of this report:
(a)(2) Financial Statement Schedule
The following financial statement schedule for the Company is filed as part of this report:

Schedule I - Parent Company Condensed Financial Statements	S-1
Schedule II—Valuation and Qualifying Accounts	S-4
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.
(a)(3) List of Exhibits
The following exhibits are filed as part of and incorporated by reference into this Annual Report on Form 10-K:

Exhibit No.	Description
3.1	Amended and Restated Bye-Laws of Triton International Limited, dated July 12, 2016 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed July 14, 2016)

4.1	Memorandum of Association of Triton International Limited, dated September 29, 2015 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, filed June 23, 2016)

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed July 14, 2016)

10.2	TAL International Group, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed July 14, 2016)

10.3	Triton Container International Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed July 14, 2016)

10.4	Triton International Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed July 14, 2016)

10.5	Warburg Pincus Shareholders Agreement, as amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed July 14, 2016)

10.6	Vestar Shareholders Agreement, as amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed July 14, 2016)

Exhibit No.		Description
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

Date: February 27, 2018	TRITON INTERNATIONAL LIMITED
	By:	/s/ BRIAN M. SONDEY
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the 27th day of February, 2018.

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
John S. Hextall

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Triton International Limited:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Triton International Limited and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement Schedule I - Condensed Financial Information of Registrant and Schedule II - Valuation and Qualifying Accounts (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.
New York, New York
February 27, 2018

TRITON INTERNATIONAL LIMITED
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2017	December 31, 2016
ASSETS:
Leasing equipment, net of accumulated depreciation of $2,218,897 and $1,787,505	$8,364,484	$7,370,519
Net investment in finance leases, net of allowances of $0 and $527	295,891	346,810
Equipment held for sale	43,195	99,863
Revenue earning assets	8,703,570	7,817,192
Cash and cash equivalents	132,031	113,198
Restricted cash	94,140	50,294
Accounts receivable, net of allowances of $3,002 and $28,082	199,876	173,585
Goodwill	236,665	236,665
Lease intangibles, net of accumulated amortization of $144,081 and $55,484	154,376	242,973
Insurance receivable	—	17,170
Other assets	49,591	56,751
Fair value of derivative instruments	7,376	5,743
Total assets	$9,577,625	$8,713,571
LIABILITIES AND SHAREHOLDERS' EQUITY:
Equipment purchases payable	$128,133	$83,567
Fair value of derivative instruments	2,503	9,404
Accounts payable and other accrued expenses	109,999	143,098
Net deferred income tax liability	215,439	317,316
Debt, net of unamortized debt costs of $40,636 and $19,999	6,911,725	6,353,449
Total liabilities	7,367,799	6,906,834
Shareholders' equity:
Common shares, $0.01 par value, 294,000,000 shares authorized, 80,687,757 and 74,376,025 shares issued and outstanding respectively	807	744
Undesignated shares $0.01 par value, 6,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	889,168	690,418
Accumulated earnings	1,159,367	945,313
Accumulated other comprehensive income	26,942	26,758
Total shareholders' equity	2,076,284	1,663,233
Non-controlling interests	133,542	143,504
Total equity	$2,209,826	$1,806,737
Total liabilities and shareholders' equity	$9,577,625	$8,713,571

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Leasing revenues:
Operating leases	$1,141,165	$813,357	$699,810
Finance leases	22,352	15,337	8,029
Total leasing revenues	1,163,517	828,694	707,839

Equipment trading revenues	37,419	16,418	—
Equipment trading expenses	(33,235)	(15,800)	—
Trading margin	4,184	618	—

Net gain (loss) on sale of leasing equipment	35,812	(20,347)	2,013

Operating expenses:
Depreciation and amortization	500,720	392,592	300,470
Direct operating expenses	62,891	84,256	54,440
Administrative expenses	87,609	65,618	53,435
Transaction and other costs	9,272	66,916	22,185
Provision (reversal) for doubtful accounts	3,347	23,304	(2,156)
Insurance recovery income	(6,764)	—	—
Total operating expenses	657,075	632,686	428,374
Operating income	546,438	176,279	281,478
Other expenses:
Interest and debt expense	282,347	184,014	140,644
Realized loss on derivative instruments, net	900	3,438	5,496
Unrealized (gain) loss on derivative instruments, net	(1,397)	(4,405)	2,240
Write-off of debt costs	6,973	141	1,170
Other (income) expense, net	(2,637)	(1,076)	211
Total other expenses	286,186	182,112	149,761
Income (loss) before income taxes	260,252	(5,833)	131,717
Income tax (benefit) expense	(93,274)	(48)	4,048
Net income (loss)	$353,526	$(5,785)	$127,669
Less: income attributable to non-controlling interest	8,928	7,732	16,580
Net income (loss) attributable to shareholders	$344,598	$(13,517)	$111,089
Net income (loss) per common share—Basic	$4.55	$(0.24)	$2.75
Net income (loss) per common share—Diluted	$4.52	$(0.24)	$2.71
Cash dividends paid per common share	$1.80	$1.35	$—
Weighted average number of common shares and non-voting common shares outstanding—Basic	75,679	56,032	40,429
Dilutive stock options and restricted stock	509	—	503
Weighted average number of common shares and non-voting common shares outstanding—Diluted	76,188	56,032	40,932

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net income (loss)	$353,526	$(5,785)	$127,669
Other comprehensive income (loss):
Change in fair value of derivative instruments designated as cash flow hedges (net of income tax effect of $(234) and $16,512)	(407)	30,405	—
Reclassification of realized loss on interest rate swap agreements designated as cash flow hedges (net of income tax effect of $171 and $423)	440	777	—
Foreign currency translation adjustment	151	(758)	(408)
Other comprehensive income (loss), net of tax	184	30,424	(408)
Comprehensive income	353,710	24,639	127,261
Less:
Comprehensive income attributable to non-controlling interest, net of tax	8,928	7,732	16,580
Comprehensive income attributable to shareholders	$344,782	$16,907	$110,681

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)

	Class A Common Shares		Class B Common Shares		Common Shares				Accumulated Other Comprehensive (Loss) Income
	Shares*	Amount*	Shares*	Amount*	Shares	Amount	Additional Paid-in Capital	Accumulated Earnings	Cash Flow Hedges	Foreign Currency Translation	Total	Non-Controlling interest	Total Equity
Balance at January 1, 2015	35,221,615	$440	4,800,000	$60	—	—	$175,605	$933,313	$—	$(3,258)	$(3,258)	$190,851	$1,297,011
Issuance of common shares	406,970	5	—	—	—	—	(5)	—	—	—	—	—	—
Share based compensation	—	—	—	—	—	—	12,048	—	—	—	—	—	12,048
Share repurchase to settle shareholder tax obligations	—	—	—	—	—	—	(5,388)	—	—	—	—	—	(5,388)
Liability classified service-based share options	—	—	—	—	—	—	(6,172)	—	—	—	—	—	(6,172)
Net income	—	—	—	—	—	—	—	111,089	—	—	—	16,580	127,669
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(408)	(408)	—	(408)
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(46,927)	(46,927)
Balance at December 31, 2015	35,628,585	$445	4,800,000	$60	—	$—	$176,088	$1,044,402	$—	$(3,666)	$(3,666)	$160,504	$1,377,833
Issuance of common shares	140,237	2	—	—	465,097	5	(2)	—	—	—	—	—	5
Share based compensation	—	—	—	—	—	—	5,399	—	—	—	—	—	5,399
Adjustment to fair market value classified service-based options	—	—	—	—	—	—	(907)	—	—	—	—	—	(907)
Settlement of liability classified service-based share options	517,912	5	—	—	—	—	7,075	—	—	—	—	—	7,080
Share repurchase to settle shareholder tax obligations	(232,715)	(2)	—	—	(14,290)	—	(3,175)	(216)	—	—	—	—	(3,393)
Redemption / Cancellation of common shares	(32,536)	—	—	—	(230,857)	(3)	(4,014)	—	—	—	—	—	(4,017)
Net (loss)	—	—	—	—	—	—	—	(13,517)	—	—	—	7,732	(5,785)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(758)	(758)	—	(758)
Issuance and conversion of Triton shares due to Merger	(36,021,483)	(450)	(4,800,000)	(60)	74,156,075	742	509,954	—	—	—	—	—	510,186
Change in fair value-cash flow hedges, net of income tax effect of $16,512	—	—	—	—	—	—	—	—	30,405	—	30,405	—	30,405
Reclassification of realized loss on interest rate swap agreements	—	—	—	—	—	—	—	—	777	—	777	—	777
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(24,732)	(24,732)
Common shares dividends declared	—	—	—	—	—	—	—	(85,356)	—	—	—	—	(85,356)
Balance at December 31, 2016	—	$—	—	$—	74,376,025	$744	$690,418	$945,313	$31,182	$(4,424)	$26,758	$143,504	$1,806,737
Issuance of common shares	—	—	—	—	6,313,694	63	193,109	—	—	—	—	—	193,172
Share based compensation	—	—	—	—	—	—	5,641	—	—	—	—	—	5,641
Cumulative adjustment for adoption of ASU 2016-09	—	—	—	—	—	—	—	6,582	—	—	—	—	6,582
Share repurchase to settle shareholder tax obligations	—	—	—	—	(1,962)	—	—	(70)	—	—	—	—	(70)
Net income	—	—	—	—	—	—	—	344,598	—	—	—	8,928	353,526
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	151	151	—	151
Change in fair value-cash flow hedges, net of income tax effect of $(234)	—	—	—	—	—	—	—	—	(407)	—	(407)	—	(407)
Reclassification of realized loss on interest rate swap agreements	—	—	—	—	—	—	—	—	440	—	440	—	440
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(18,890)	(18,890)
Common shares dividends declared	—	—	—	—	—	—	—	(137,056)	—	—	—	—	(137,056)
Balance at December 31, 2017	—	$—	—	$—	80,687,757	$807	$889,168	$1,159,367	$31,215	$(4,273)	$26,942	$133,542	$2,209,826
* As a result of the Merger transaction completed on July 12, 2016, all Class A and B common shares held by TCIL shareholders were exchanged for Triton common shares at a 0.80 ratio, and therefore, the historical number of shares, options, and per share amounts were retroactively adjusted.

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Cash flows from operating activities:
Net income (loss)	$353,526	$(5,785)	$127,669
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	500,720	392,592	300,470
Debt related amortization	13,401	5,934	5,674
Lease related amortization	92,053	55,484	—
Net (gain) loss on sale of leasing equipment	(35,812)	20,347	(2,013)
Unrealized (gain) loss on derivative instruments, net	(1,397)	(4,405)	2,240
Write-off of debt costs	6,973	141	1,170
Deferred income taxes	(94,678)	(809)	3,353
Share-based compensation	5,641	5,399	12,048
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Net equipment sold for resale activity	8,821	4,031	—
Accounts receivables	(5,967)	(1,592)	5,494
Accounts payable and other accrued expenses	(42,402)	10,694	(2,768)
Other assets	3,799	2,194	(2,814)
Cash received (payments) on termination of derivative instruments	2,117	(37)	(1,219)
Net cash provided by operating activities	806,795	484,188	449,304
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(1,562,863)	(629,332)	(398,799)
Proceeds from sale of equipment, net of selling costs	190,744	145,572	171,719
Cash collections on finance lease receivables, net of income earned	60,673	38,650	14,178
Cash and cash equivalents acquired	—	50,349	—
Other	55	(685)	(2,819)
Net cash (used in) investing activities	(1,311,391)	(395,446)	(215,721)
Cash flows from financing activities:
Issuance (redemption) of common shares	192,861	(7,410)	—
Financing fees paid under debt facilities	(34,494)	(6,554)	(2,972)
Borrowings under debt facilities and proceeds under capital lease obligations	3,102,825	661,971	685,500
Payments under debt facilities and capital lease obligations	(2,539,711)	(602,152)	(886,979)
(Increase) decrease in restricted cash	(43,846)	31,396	8,877
Distributions to non-controlling interest	(18,890)	(24,732)	(46,927)
Dividends paid	(135,557)	(84,752)	—
Other	241	—	—
Net cash provided by (used in) financing activities	523,429	(32,233)	(242,501)
Net increase (decrease) in cash and cash equivalents	$18,833	$56,509	$(8,918)
Cash and cash equivalents, beginning of period	113,198	56,689	65,607
Cash and cash equivalents, end of period	$132,031	$113,198	$56,689
Supplemental disclosures:
Interest paid	$269,601	$181,559	$131,749
Income taxes (refunded) paid	$(288)	$309	$1,477
Supplemental non-cash investing activities:
Equipment purchases payable	$128,133	$83,567	$12,128
Shares issued to acquire TAL	$—	$510,186	$—
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of the Business and Basis of Presentation
Description of the Business and Basis of Presentation
Triton International Limited ("Triton" or the "Company"), through its subsidiaries, leases intermodal transportation equipment, primarily maritime containers, and provides maritime container management services through a worldwide network of service subsidiaries, third-party depots and other facilities. The majority of Triton’s business is derived from leasing its containers to shipping line customers through a variety of long-term and short-term contractual lease arrangements. The Company also sells containers from its existing fleet as well as containers specifically acquired for resale from third parties. The Company's registered office is located in Bermuda.

Triton was formed on July 12, 2016, by an all stock merger (the "Merger") of Triton Container International Limited ("TCIL") and TAL International Group, Inc. ("TAL"). Under the terms of the transaction agreement, TCIL and TAL combined under a newly formed company, Triton. Immediately following the completion of the Merger, former TCIL shareholders owned approximately 55% of the outstanding equity of the Company and former TAL stockholders owned approximately 45% of the outstanding equity of the Company.
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

The Company has a controlling interest in Triton Container Investments LLC, (“TCI”) and TCI’s wholly owned subsidiaries, Triton Container Finance IV LLC, (“TCF-IV”). TCI is not considered a variable interest entity because i) TCI’s total equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support; ii) the non-Company investors (the “TCI investors”) lack the characteristics of a controlling financial interest; iii) the voting rights of the TCI investors are not disproportional; and iv) substantially all of TCI’s activities are not conducted on behalf of an investor who has disproportionately few voting rights. TCI is consolidated into the Company because TCIL, one of the Company’s wholly owned subsidiaries, contributed more than 50% of TCI’s consolidated members’ capital and controls TCI’s operations as its manager. While TCIL as manager is limited by TCI’s limited liability company operating agreement (the “Operating Agreement”) and cannot take certain actions that are inconsistent with the purpose of TCI, the TCI investors do not have the substantive ability to dissolve TCI or otherwise remove TCIL as manager without cause and do not have substantive participating rights.

Non-controlling interests included in the Company’s consolidated financial statements are comprised of (i) the amount of the initial investment made by the TCI investors, plus or minus (ii) the profits and/or losses allocated to the TCI investors pursuant to the terms of the Operating Agreement, plus or minus (iii) additional cash contributions made by and/or cash distributions received by the TCI investors. The income allocated to the TCI investors is determined based on a formula contained in the Operating Agreement and amounts allocated to non-controlling interests will vary based on the operating performance of the containers and the sale proceeds from the containers once the containers are retired from the fleet. Consolidated income tax expense is calculated based upon income attributable to the Company and, accordingly excludes income tax on the income attributable to the TCI investors, which is the responsibility of the owners of such interests. The Company held membership interests in TCI representing 55.6% and 53.4% of TCI’s total members’ capital as of December 31, 2017 and 2016, respectively.

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

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (continued)
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reporting period and disclosure of contingent assets and liabilities in the financial statements. Such estimates include, but are not limited to, the Company's estimates in connection with leasing equipment, residual values, depreciable lives, values of assets held for sale and other long lived assets, estimates related to insurance claims, the allowance for doubtful accounts, and acquired goodwill and intangible assets. Actual results could differ from those estimates.
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

Concentration of Credit Risk

The Company's equipment lease and trade receivables subject it to potential credit risk. The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis. The Company's largest customer, CMA CGM, accounted for 19% and 17% of its lease billings during 2017 and 2016, respectively, and accounted for 23% of its accounts receivable in both periods as of December 31, 2017 and 2016, respectively. The Company's second largest customer, Mediterranean Shipping Company, accounted for 14% and 15% of its lease billings during 2017 and 2016, respectively, and accounted for 8% and 7% of its accounts receivable as of December 31, 2017 and 2016, respectively.

Other financial instruments that are exposed to concentration of credit risk are cash and cash equivalents and restricted cash balances. Cash and cash equivalents and restricted cash are held with financial institutions of high quality. Balances may exceed the amount of insurance provided on such deposits.
Fair Value Measurements
Fair value represents the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying inputs which are classified into the following levels of a three-tier hierarchy as follows: Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2- inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3 - unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.
Cash and Cash Equivalents
Cash and cash equivalents consist of all cash balances and highly liquid investments having original maturities of three months or less at the time of purchase.
Restricted Cash

The Company’s restricted cash relates to amounts held by the Company’s bank pursuant to certain debt arrangements. The restricted cash balances represents cash proceeds collected and are required to be used to pay debt service and other related expenses.

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
The Company experienced a major lessee default in 2016 when Hanjin Shipping Co. ("Hanjin"), a lessee of the Company, filed for court protection and immediately began a liquidation process. At that time, the Company had approximately 87,000 container units on lease to Hanjin with a net book value of $243.3 million. The Company recorded a loss of $29.7 million during the third quarter ended September 30, 2016, comprised of bad debt expense and a charge for costs not expected to be recovered due to deductibles in credit insurance policies. As of December 31, 2017, the Company recovered approximately 94% of its containers previously leased to Hanjin.

The impact of the Hanjin liquidation was significantly lessened by credit insurance policies in place during 2016 which covered the majority of the recovery costs, the value of the containers that were unrecoverable and a portion of the lost lease revenue. The insurance policies did not cover our pre-default receivables. The Company collected total payments from its insurance providers of $67.0 million in satisfaction of its claims and recorded a gain of $6.8 million to insurance recovery income within operating expenses. The net gain represents insurance proceeds received in excess of recovery costs incurred and the net book value of those units written off as unrecoverable.
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
Leasing Equipment
The Company purchases new equipment from equipment manufacturers for the purpose of leasing such equipment to customers. The Company also purchases used equipment with the intention of selling such equipment in one or more years from the date of purchase. Used units are typically purchased with an existing lease in place or were previously owned by one of the Company's third party owner investors.
Leasing equipment is recorded at cost and depreciated to an estimated residual value on a straight-line basis over the estimated useful lives. Capitalized costs for new container rental equipment include the manufactured cost of the container, inspection, delivery, and associated costs incurred in moving the container from the manufacturer to the initial on-hire location of such container. Repair and maintenance costs that do not extend the lives of the container rental equipment are charged to direct operating expenses at the time the costs are incurred.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (continued)
The estimated useful lives and residual values of the Company's leasing equipment are based on historical disposal experience and the Company's expectations for future used container sale prices. The Company reviews estimates used in its depreciation policy on a regular basis to determine whether changes have taken place that would suggest that a change in its depreciation estimates for useful lives or the assigned residual values of its equipment is warranted.
The Company completed its annual depreciation policy review during the fourth quarter of 2017 and concluded that the estimated residual values for 20-foot refrigerated containers and 40-foot high cube refrigerated containers should be changed to $2,350 and $3,350, respectively, as compared to the previous ranges of $2,250 to $2,500 for 20-foot refrigerated containers and $3,250 to $3,500 for 40-foot high cube refrigerated containers; and the estimated residual values for 40-foot flat rack containers and 40-foot open top containers should be changed to $1,700 and $2,300, respectively, as compared to the previous ranges of $1,500 to $3,000 for 40-foot flat rack containers and $2,300 to $2,500 for 40-foot open top containers. In addition, the useful lives for 40-foot flat rack containers and 40-foot open top containers should be changed to 16 years from the previous range of 12 to 14 years. The Company will implement these changes effective January 1, 2018. Had the residual values and useful life estimates noted above been changed on October 1, 2017, the effect would have been immaterial.

The estimated useful lives and residual values for each major equipment type for the periods indicated below were as follows:

	As of December 31, 2017		As of December 31, 2016
Equipment Type	Depreciable Life	Residual Value	Depreciable Life	Residual Value
Dry containers
20-foot dry container	13 years	$1,000	13 years	$1,000
40-foot dry container	13 years	$1,200	13 years	$1,200
40-foot high cube dry container	13 years	$1,400	13 years	$1,400
Refrigerated containers
20-foot refrigerated container	12 years	$2,250 to $2,500	12 years	$2,250 to $2,500
40-foot high cube refrigerated container	12 years	$3,250 to $3,500	12 years	$3,250 to $3,500
Special containers
40-foot flat rack container	12 to 14 years	$1,500 to $3,000	12 to 14 years	$1,500 to $3,000
40-foot open top container	12 to 14 years	$2,300 to $2,500	12 to 14 years	$2,300 to $2,500
Tank containers	20 years	$3,000	20 years	$3,000
Chassis	20 years	$1,200	20 years	$1,200
Depreciation on leasing equipment commences on the date of initial on-hire.
For leasing equipment acquired through sale-leaseback transactions, the Company adjusts its estimates for remaining useful life and residual values based on current conditions in the sales market for older containers and the Company's expectations for how long the equipment will remain on-hire to the current lessee.
The net book value of the Company's leasing equipment by equipment type as of the dates indicated was (in thousands):

	December 31, 2017	December 31, 2016
Dry container units	$5,941,097	$4,839,648
Refrigerated container units	1,897,385	2,037,952
Special container units	287,869	265,666
Tank container units	105,821	107,933
Chassis	132,312	119,320
Total	$8,364,484	$7,370,519
Included in the amounts above are units not on lease at December 31, 2017 and 2016 with a total net book value of $509.5 million and $524.9 million, respectively. Amortization on equipment purchased under capital lease obligations is included in depreciation and amortization expense on the consolidated statements of operations.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (continued)
Valuation of Leasing Equipment
Leasing equipment is reviewed for impairment whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying value to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds the fair value of the asset. Key indicators of impairment on leasing equipment include, among other factors, a sustained decrease in operating profitability, a sustained decrease in utilization, or indications of technological obsolescence.
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
The Company did not record any impairment charges related to leasing equipment for the year ended December 31, 2017. For the years ended December 31, 2016 and 2015, the Company recorded $13.1 million and $7.2 million, respectively, of impairment charges in depreciation and amortization expense related to leasing equipment.
Equipment Held for Sale
When leasing equipment is returned off lease, the Company makes a determination of whether to repair and re-lease the equipment or sell the equipment. At the time the Company determines that equipment will be sold, it reclassifies the appropriate amounts previously recorded as leasing equipment to equipment held for sale. Equipment held for sale is carried at the lower of its estimated fair value, based on current transactions, less costs to sell, or carrying value. Depreciation expense on equipment held for sale is halted and disposals generally occur within 90 days. Initial write downs of equipment held for sale are recorded as an impairment charge and are included in net gain or loss on sale of leasing equipment. Subsequent increases or decreases to the fair value of those assets are recorded as adjustments to the carrying value of the equipment held for sale, however, any such adjustments may not exceed the respective equipment's carrying value at the time it was initially classified as held for sale. Realized gains and losses resulting from the sale of equipment held for sale are recorded as net gain or loss on sale of leasing equipment, and cash flows associated with the disposal of equipment held for sale are classified as cash flows from investing activities.
The Company acquired the Equipment Trading segment as part of the Merger on July 12, 2016 and had no such reporting segment prior to that date. Equipment purchased for resale and included in the Equipment Trading segment is reported as equipment held for sale when the time frame between when equipment is purchased and when it is sold is expected to be less than one year.
During the years ended December 31, 2017, 2016, and 2015, the Company recorded the following net gains or losses on sale of leasing equipment held for sale on the consolidated statements of operations (in thousands):

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Impairment reversal (loss) on equipment held for sale	$3	$(19,399)	$—
Gain (loss) on sale of equipment-net of selling costs	35,809	(948)	2,013
Net gain (loss) on sale of leasing equipment	$35,812	$(20,347)	$2,013

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

Business Combinations

The Company allocates the purchase price to assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates, asset lives and market multiples, among other items.

Goodwill
Goodwill and intangible assets with indefinite lives are tested for impairment at least annually on October 31st of each fiscal year or more frequently if events occur or circumstances indicate that the fair value of a reporting unit may be below its carrying value. Goodwill has been allocated to the Company’s reporting units.

In evaluating goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether further impairment testing is necessary. Among other relevant events and circumstances that affect the fair value of reporting units, the Company considers individual factors such as macroeconomic conditions, changes in its industry and the markets in which the Company operates, as well as its reporting units' historical and expected future financial performance. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then the quantitative goodwill impairment test is unnecessary. The quantitative goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit is less than its fair value, no impairment exists. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

The Company elected to perform the qualitative assessment for its evaluation of goodwill impairment during the year ended December 31, 2017 and concluded there was no impairment. Since inception through December 31, 2017, the Company did not have any goodwill impairment.

Intangible Assets

Intangible assets with finite useful lives such as acquired lease intangibles and customer relationships are initially recorded at fair value and are amortized over their respective estimated useful lives and subsequently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company recorded no impairment charges related to intangible assets during the years ended December 31, 2017, 2016, and 2015.

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
Equipment Trading Revenues and Expenses
Equipment trading revenues represent the proceeds from the sale of equipment purchased for resale and are recognized as units are sold and delivered to the customer. The related expenses represent the cost of equipment sold as well as other selling costs that are recognized as incurred and are reflected as equipment trading expenses on the consolidated statements of operations.
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
Debt Costs
Debt costs represent the fees incurred in connection with debt obligation arrangements. These costs are capitalized and amortized using the effective interest method or on a straight-line basis over the term of the related obligation, depending on the type of debt obligation to which they relate. Unamortized debt costs are written off when the related debt obligations are refinanced or extinguished prior to maturity.
Derivative Instruments
The Company uses derivatives in the management of its interest rate exposure on its long-term borrowings. The Company records derivative instruments on its balance sheet at fair value and establishes criteria for both the designation and effectiveness of hedging activities.
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

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (continued)

Derivative instruments are designated or non-designated for hedge accounting purposes. The fair value of the derivative instruments is measured at each balance sheet date and is reflected on a gross basis on the consolidated balance sheets. The change in fair value of the derivative instruments which are designated instruments is recorded on the consolidated balance sheets in accumulated other comprehensive income (loss) and are re-classified to interest expense when realized. The change in fair value of the derivative instruments which are non-designated instruments is recorded on the consolidated statements of operations as unrealized loss (gain) on derivative instruments, net and are reclassified to realized loss (gain) on derivative instruments when realized.
Income Taxes
The Company uses the liability method of accounting for income taxes, which requires recognition of deferred tax assets and liabilities based on the expected future tax consequences of temporary differences that currently exist between the tax basis and financial reporting basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any change in the tax rate which has an effect on deferred tax assets and liabilities is recognized as an increase or decrease to income in the period that includes the enactment date of the law that resulted in the change in tax rate.

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
The Company also has certain cash accounts, certain finance lease receivables and certain obligations that are denominated in currencies other than the Company's functional currency. These assets and liabilities are generally denominated in Euros or British Pounds, and are remeasured at each balance sheet date at the exchange rates in effect as of those dates. The impact of changes in exchange rates on the remeasurement of assets and liabilities are included in administrative expenses. Transaction gains and losses were immaterial for the years ended December 31, 2017, 2016, and 2015.
Share-based Compensation
The Company measures and recognizes share based awards granted to employees based on estimated fair values. Time based awards are measured at the grant date and are recognized as compensation expense over the employee's requisite service period, generally the vesting period of the equity award, on a straight-line basis. Performance-based awards are recognized as compensation expense when satisfaction of the performance condition is considered probable. The Company adopted accounting guidance in 2017 that changed the cash flow presentation of excess tax benefits for share-based payment arrangements.
Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to shareholders by the weighted average number of common shares outstanding for the period. Any potential issuance of common shares, including those that are contingent and do not participate in dividends, are excluded from the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common shares were exercised or converted into common shares, utilizing the treasury share method.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (continued)
There were no anti-dilutive restricted common shares excluded from the calculations of weighted average shares outstanding for diluted earnings per share for the year ended December 31, 2017. There were 169,403, and 65,237 anti-dilutive restricted common shares and options to purchase common shares excluded from the calculations of weighted average shares outstanding for diluted earnings per share for the years ended December 31, 2016, and 2015, respectively.
Recently Adopted Accounting Standards Updates
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. ASU No. 2016-09 ("ASU No. 2016-09") Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. The guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under this ASU, all excess tax benefits and deficiencies related to employee share-based compensation will be recognized within the provision for income taxes rather than additional paid-in capital. The Company adopted the guidance on January 1, 2017 which resulted in the recognition of excess tax benefits for prior periods as a reduction in our Net deferred income tax liability account and an increase in accumulated earnings in the amount of $6.6 million. The Company has not recognized any material excess tax benefits in 2017. In addition, the adoption of this ASU had no impact on the consolidated financial statements with respect to forfeited awards since historically the Company’s forfeitures have been minimal and therefore had not estimated a forfeitures rate.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The guidance eliminates Step 2 from the goodwill impairment test and provides that if a reporting unit’s fair value is less than its carrying amount, the Company will record an impairment charge based on that difference, up to the amount of goodwill allocated to that reporting unit. The Company adopted the guidance on October 31, 2017 on a prospective basis. The adoption of the guidance did not materially impact the Company's financial statements.
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

The accounting that will be applied by lessors under Topic 842 is largely unchanged from previous GAAP. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and ASC 606, Revenue from Contracts with Customers. The new lease guidance will become effective for the Company for periods beginning after December 15, 2018. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), amending previous updates regarding this topic. Leasing revenue recognition, including ancillary fees, is specifically excluded from this ASU, and therefore, the new standard will only apply to equipment trading revenues and sales of leasing equipment. The effective date is interim periods beginning after December 15, 2017. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company plans to adopt the standard on its required effective date of January 1, 2018, using the modified retrospective approach.
The adoption of Topic 606 will not impact its leasing revenue recognition model because, as noted above, leasing revenue recognition, including ancillary fees, is specifically excluded from this ASU.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (continued)
The Company has assessed the requirements of the new revenue standard with respect to its equipment trading revenue and sales of leasing equipment and has concluded that the timing and amount of recognition will not be materially affected based on the fact that there generally are no long-term contracts, multiple element arrangements, or significant customer acquisition costs related to these revenue streams. The Company also considered the requirement to present disaggregated revenue for its equipment trading revenue and sales of leasing equipment upon the adoption of Topic 606. The Company currently presents these revenue items separately in its statement of operations. As a result, the Company has concluded that the adoption of Topic 606 will not have a significant impact on either the timing of its revenue recognition or manner of presentation.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The Company currently presents changes in restricted cash and cash equivalents in the financing section of its statement of cash flows. The update to the standard is effective for the Company for periods beginning after December 15, 2017. The Company currently plans to adopt this guidance in the first quarter of 2018 using the retrospective. The Company does not expect the adoption of this ASU to have a significant impact on the Company’s financial position, results of operations, or liquidity since the change will only impact the presentation of restricted cash and restricted cash equivalents within the consolidated statements of cash flows.

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
Note 3—Fair Value of Financial Instruments
Fair value represents the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses the following fair value hierarchy when selecting inputs for its valuation techniques, with the highest priority given to Level 1:

•	Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities;

•	Level 2 - inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

•
Level 3 - unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Fair Value of Debt
The Company does not measure debt, net of unamortized debt costs, at fair value in its consolidated balance sheets. The fair value was measured using Level 2 inputs and the carrying value and fair value are summarized in the following table (in thousands):

	December 31, 2017	December 31, 2016
Liabilities
Total Debt(1) - carrying value	$6,979,877	$6,415,664
Total Debt - fair value	$6,991,537	$6,316,229
__________________________________________________________________
(1) Excludes unamortized debt costs of $40.6 million and $20.0 million as of December 31, 2017 and 2016, respectively, and purchase price debt adjustments of $27.5 million and $42.2 million as of December 31, 2017 and 2016, respectively.
Fair Value of Equipment Held for Sale
The Company’s equipment held for sale fair value is measured using Level 2 inputs and is based on recent sales prices and other factors. Equipment held for sale is recorded at the lower of fair value or carrying value and an impairment charge is recorded when the carrying value of the asset exceeds its fair value. The following table summarizes the portion of the Company’s equipment held for sale measured at fair value and the cumulative impairment charges recorded to net gain (loss) on sale of leasing equipment through the periods summarized below (in thousands):

	December 31, 2017	December 31, 2016
Assets
Equipment held for sale - assets at fair value(1)	$6,104	$41,067
Cumulative impairment charges(2)	$(2,242)	$(12,063)
___________________________________________________________________________

(1) Represents the carrying value of equipment included in equipment held for sale on the consolidated balance sheets that have been written down to their estimated fair value less cost to sell.

(2) Represents the cumulative impairment charges recognized on equipment held for sale from the date of designated held for sale status to the indicated period end date.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Fair Value of Financial Instruments (continued)
The Company had immaterial net impairment reversals and net impairment charges during the year ended December 31, 2017. The Company recognized net impairment reversals and net impairment charges of $19.4 million during the year ended December 31, 2016.
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
The fair value of derivative instruments on its consolidated balance sheets as of December 31, 2017 and December 31, 2016 was as follows (in thousands):

	Asset Derivatives		Liability Derivatives
Derivative Instrument	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Interest rate swap contracts, designated	$3,554	$526	$2,503	$8,728
Interest rate swap contracts, not designated	3,822	5,217	—	676
Total derivatives	$7,376	$5,743	$2,503	$9,404
Fair Value of Other Assets and Liabilities
Cash and cash equivalents, restricted cash, accounts receivable, equipment purchases payable, and accounts payable carrying amounts approximate fair values because of the short-term nature of these instruments. The Company’s other financial and non-financial assets, which include leasing equipment, finance leases, intangible assets and goodwill, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and the Company determines that these other financial and non-financial assets are impaired after completing an evaluation, these assets would be written down to their fair value.
Note 4—Business Combination
The Company completed the Merger on July 12, 2016 and has accounted for the transaction as a business combination under the acquisition method of accounting. TCIL was treated as the acquirer for accounting purposes. In making the determination of the accounting acquirer, the Company considered all pertinent information and facts, which included relative voting rights, presence of a large minority interest, composition of the Board of Directors and senior management, terms of the exchange of equity interests, and relative size in making the determination of the accounting acquirer. In the aggregate, it was concluded that factors, such as the former TCIL shareholders’ 55% voting rights in the combined entity, after considering certain voting limitations, the presence of a large minority voting interest concentrated within the former Company TCIL shareholders and the relative size of TCIL in relation to TAL, indicated that TCIL should be the accounting acquirer.

The consideration for the transaction was paid in common shares of Triton. TAL stockholders received one common share of Triton in exchange for each share of TAL common stock, or approximately 33.4 million Triton common shares. TCIL shareholders received approximately 0.80 common shares of Triton, or approximately 40.8 million of Triton common shares for each of TCIL's common shares. The fair value of the consideration, or the purchase price, was $510.2 million. This amount was derived based on the fair value of the shares issued to former TAL stockholders on the closing date of July 12, 2016 when the closing stock price was $15.28 per share.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Business Combination (continued)
The Company finalized the allocation of the purchase price to the fair value of the TAL assets acquired and liabilities assumed as of December 31, 2016. The purchase price allocation presented below has been developed based on management analysis and with the assistance of third-party valuation advisers using valuation techniques as appropriate as follows (in thousands):

Net assets acquired:
Assets:
Cash and cash equivalents	$50,349
Restricted cash	59,115
Accounts receivable, net	75,846
Leasing equipment	3,052,693
Net investment in finance leases	159,885
Equipment held for sale	80,655
Other assets	32,084
Intangible Assets:
Lease intangibles	298,457
Customer intangibles	4,300
Goodwill	236,665
Accounts payable and other accrued expenses	(63,858)
Derivative instruments	(64,206)
Equipment purchases payable	(10,071)
Deferred income tax liability	(280,610)
Debt	(3,121,118)
Total consideration	$510,186
The acquired intangible assets are comprised of a lease intangible for leases acquired with lease rates that were above market and a customer intangible related to the chassis and tank customer lists acquired. The estimated weighted average remaining useful lives of 1.9 years for the lease intangibles and 1.5 years for customer intangibles are consistent with the expected remaining benefit period of these intangible assets.

The following table summarizes the intangible assets amortization as of December 31, 2017 (in thousands):

Years ending December 31,	Above market lease intangibles	Customer intangibles (1)	Total intangible assets
2018	$61,451	$1,433	$62,884
2019	36,426	758	37,184
2020	22,632	—	22,632
2021	16,652	—	16,652
2022	10,572	—	10,572
2023 and thereafter	6,643	—	6,643
Total	$154,376	$2,191	$156,567
___________________________________________________________________________

(1): Customer intangibles are included in other assets on the consolidated balance sheets.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Business Combination (continued)
The Company incurred transaction and other costs related to the Merger which are included in transaction and other costs on the consolidated statements of operations. Transaction and other costs associated with the Merger for the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	December 31, 2017	December 31, 2016	December 31, 2015
Employee compensation costs	$9,271	$40,360	$3,520
Professional fees	—	14,295	2,841
Legal expenses	10	3,370	3,919
Other	(9)	2,412	—
Total	$9,272	$60,437	$10,280
Employee compensation costs include costs to maintain and retain key employees, severance expenses, and certain stock compensation expense. Professional fees and legal expenses include costs paid for services directly related to the closing of the Merger and include legal fees, accounting fees and transaction and advisory fees.
Unaudited Pro Forma Disclosure
The unaudited pro forma results of operations gives effect to the transaction as if it had occurred on January 1, 2015. The pro forma results of operations reflects adjustments (i) to leasing revenues for the amortization of the fair value of operating lease contracts over the current market rate (ii) to amortization and depreciation expense resulting from the write-down of leasing equipment to fair value and the amortization of customer intangibles acquired and (iii) to eliminate non-recurring charges that were incurred in connection with the transactions including acquisition-related share-based compensation, transaction costs related to legal, accounting, and other advisory fees, and transaction costs related to retention and benefit costs.
The unaudited pro forma results do not include any anticipated synergies or other expected benefits of the Merger. The unaudited pro forma financial information presented below is not necessarily indicative of results that might have been achieved had the Merger occurred as of January 1, 2015. The following table summarizes the unaudited pro forma results of operations (in thousands):

	December 31, 2016	December 31, 2015
Total leasing revenues	$1,076,753	$1,198,148
Net income attributable to shareholders	$36,015	$180,638

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Restricted Cash

The balances in restricted cash as of the dates indicated below were as follows (amounts in thousands):

	December 31, 2017	December 31, 2016
Collection accounts	$23,676	$1,178
Trust accounts	14,601	18,906
Other restricted cash accounts	55,863	30,210
Total restricted cash	$94,140	$50,294

Collection accounts

The Company maintains certain bank accounts (collectively, the “Collection Accounts”). Cash proceeds collected from leasing and disposition invoices are deposited into the Collection Accounts. Similarly, all expenses related to the operation of the containers are paid from the Collection Accounts. The Company is required to maintain as restricted cash the portion of the balances in the Collections Account that relate to certain units that are financed.

Trust accounts

Pursuant to certain debt agreements, cash is transferred from the Collection Accounts to separate accounts (the “Trust Accounts”). The Trust Accounts are maintained by the Company on behalf of certain asset-backed noteholders. The cash in the Trust Accounts is used to pay the Company’s debt service and related expenses. After such payments, any remaining cash in these accounts is transferred to certain unrestricted bank accounts of the Company and is included in cash and cash equivalents on the consolidated balance sheets.

Other restricted cash accounts

Pursuant to certain asset-backed debt agreements, cash is transferred to separate accounts on a monthly basis in order to maintain an amount equal to projected interest expense for a specified number of months.
Note 6—Debt
Debt consisted of the following (amounts in thousands):

	December 31, 2017	December 31, 2016
Institutional notes	$2,381,000	$2,233,874
Asset-backed securitization term notes	2,378,470	1,384,235
Term loan facilities	1,701,998	1,332,030
Asset-backed warehouse facilities	110,000	660,000
Revolving credit facilities	305,000	708,750
Capital lease obligations	103,409	96,775
Total debt outstanding	6,979,877	6,415,664
Debt costs	(40,636)	(19,999)
Unamortized fair value debt adjustment	(27,516)	(42,216)
Debt, net of unamortized debt costs	$6,911,725	$6,353,449
The Company is subject to certain financial covenants under its debt agreements. The agreements remain the obligations of the respective subsidiaries, and all related debt covenants are calculated at the subsidiary level. As of December 31, 2017 and 2016, the Company was in compliance with all financial covenants in accordance with the terms of its debt agreements.
The Company recognized $7.0 million, $0.1 million, and $1.2 million of write-off of debt costs for the years ended December 31, 2017, 2016 and 2015, respectively, related to either a termination or modification of a debt arrangement.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Debt (continued)
As of December 31, 2017, the Company had $4,277.5 million of total debt outstanding on facilities with fixed interest rates. These fixed rate facilities had a contractual weighted average interest rate of 4.28%, are scheduled to mature between 2018 and 2029, and had a weighted average remaining term of 4.3 years as of December 31, 2017.
As of December 31, 2017, the Company had $2,702.4 million of total debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). These floating rate facilities had a contractual weighted average interest rate of 3.53%, are scheduled to mature between 2018 and 2024, and had a weighted average remaining term of 3.0 years as of December 31, 2017. Including the impact of the Company's interest rate swaps, the contractual weighted average interest rate on its floating rate facilities was 3.64% as of December 31, 2017.
The Company economically hedges the risks associated with fluctuations in interest rates on a portion of its floating rate borrowings by entering into interest rate swap agreements that convert a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of December 31, 2017, the Company had interest rate swaps in place with a net notional amount of $1,740.8 million to fix the floating interest rates on a portion of its floating rate debt obligations, with a weighted average fixed leg interest rate of 1.70% and a weighted average remaining term of 3.3 years.
As of December 31, 2017, the Company had $6,018.3 million of total debt which is at fixed rates or is effectively fixed due to interest rate swap contracts. This accounts for 86% of total debt. These facilities had a contractual weighted average interest rate of 4.35% and a weighted average remaining term of 4.0 years as of December 31, 2017.
Overall, the Company's total debt, including the impact of the swap contracts, had a contractual weighted average interest rate of 4.03% as of December 31, 2017.
Debt Facilities

Effective April 1, 2017, both TCIL and TAL obtained the necessary consents from lenders and noteholders to appoint TCIL as manager of all of TAL’s container fleet including those containers in special purpose entities of TAL.

Institutional Notes

In accordance with the institutional note agreements, interest payments on the Company's institutional notes are due semi-annually. Institutional note maturities typically range from 7 - 12 years, with level principal payments due annually following an interest-only period. The Company's institutional notes are pre-payable (in whole or in part) at the Company's option at any time, subject to certain provisions in the note agreements, including the payment of a make-whole premium in respect to such prepayment. These facilities provide for an advance rate against the net book values of designated eligible equipment generally in the range from 83% to 85%. These institutional notes had a contractual weighted average interest rate of 4.77% as of December 31, 2017 and are scheduled to mature between 2018 and 2029.

On July 13, 2017, the Company completed an offering of $250.0 million of senior secured notes. The Series 2017 A-1 notes have an original principal amount of $105.0 million, an interest rate of 4.35%, and a scheduled maturity of June 30, 2027. The 2017 Series A-2 notes have an original principal amounts of $145.0 million, an interest rate of 4.64%, and a scheduled maturity of June 30, 2029.

Asset-Backed Securitization Term Notes
Under the Company’s Asset-Backed Securitization (“ABS”) facilities, indirect wholly-owned subsidiaries of the Company issue asset-backed notes. The issuance of asset-backed notes is the primary business objective of those subsidiaries. The ABS facilities are intended to be bankruptcy remote so that such assets are not available to creditors of the Company or its affiliates until and unless the related secured borrowings have been fully discharged. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings.
The Company’s borrowings under the ABS facilities amortize in monthly installments, typically in level payments over ten years. These facilities provide for an advance rate against the net book values of designated eligible equipment generally in the range from 77% to 87%. The net book values for purposes of calculating eligible equipment is determined according to the related debt agreement and may be different than those calculated per U.S. GAAP. The Company is required to maintain restricted cash balances on deposit in designated bank accounts equal to three to nine months of interest expense depending on the type of facility.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Debt (continued)
These asset-backed securitization term notes had a contractual weighted average interest rate of 3.62% as of December 31, 2017 and are scheduled to mature between 2018 and 2027.

On April 7, 2017, the Company completed an offering of $281.0 million of Class A fixed rate asset-backed notes. The notes have a contractual interest rate of 4.50% and a scheduled maturity of April 20, 2027.

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

On September 29, 2017, the Company completed an offering of $540.0 million asset-backed notes. The notes have a contractual interest rate of one-month LIBOR plus 2.15% margin with a scheduled maturity date of September 20, 2022.

Term Loan Facilities

The term loan facilities amortize in monthly or quarterly installments. These facilities provide for an advance rate against the net book values of designated eligible equipment generally in the range from 80% and 83%. These term loan facilities had a contractual weighted average interest rate of 3.50% as of December 31, 2017, and are scheduled to mature between 2019 and 2022.
On January 20, 2017, the Company increased its borrowing on a term loan facility by $50.0 million. This incremental borrowing has a contractual interest rate of one-month LIBOR plus 2.35% margin and a scheduled maturity date of December 19, 2020 which is aligned with the previous loans under the facility.

On January 25, 2017, the Company increased its borrowing on a term loan facility by $50.0 million. This incremental borrowing has a contractual interest rate of one-month LIBOR plus 2.50% margin and a scheduled maturity date of June 20, 2022 which is aligned with the previous loans under the facility.

On February 24, 2017, the Company secured financing on its property for $18.8 million. This arrangement has a contractual interest rate of three-month LIBOR plus 2.25% margin and a scheduled maturity date of March 1, 2020.

On March 13, 2017, the Company increased its borrowings on a term loan facility by $25.0 million. This incremental borrowing has a contractual interest rate of one-month LIBOR plus 2.50% margin and a scheduled maturity date of June 20, 2022 which is aligned with the previous loans under this facility.

On June 16, 2017, the Company entered into a term loan facility of $260.0 million. This term loan facility has a contractual interest rate of three-month LIBOR plus 2.25% margin and a scheduled maturity date of June 16, 2022.

On June 20, 2017, the Company increased its borrowings on a term loan facility by $50.0 million. This incremental borrowing has a contractual interest rate of three-month LIBOR plus 2.25% margin and a scheduled maturity date of June 20, 2021 which is aligned with the previous loans under this facility.

Asset-Backed Warehouse Facilities
Under the Company’s Asset-Backed Warehouse (“ABW”) facilities, indirect wholly-owned subsidiaries of the Company issue asset-backed notes. The issuance of asset-backed notes is the primary business objective of those subsidiaries. The ABW facilities are intended to be bankruptcy remote so that such assets are not available to creditors of the Company or its affiliates until and unless the related secured borrowings have been fully discharged. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Debt (continued)
The asset-backed warehouse facilities have a maximum borrowing capacity of $600.0 million. Under these facilities, funds are available on a revolving basis until a conversion date, after which if the facilities are not refinanced, the notes will convert to term notes. During the revolving period, the borrowing capacity under the facilities is determined by applying an advance rate against the net book values of designated eligible equipment. The approximate average advance rate for the two facilities is 80%. The net book values for purposes of calculating eligible equipment is determined according to the related debt agreement and may be different than those calculated per U.S. GAAP. The Company is required to maintain restricted cash balances on deposit in designated bank accounts equal to three to five months of interest expense.

On March 10, 2017, the Company entered into a floating rate ABS warehouse facility with a borrowing capacity of $400.0 million. The first tranche of $200.0 million, which was subsequently canceled on October 20, 2017, had a one year revolving period followed by an eighteen month term period. The second tranche of $200.0 million has a two year revolving period followed by a three year term period. The facility has a contractual interest rate of three-month LIBOR plus 2.25% margin until March 10, 2019 when it would convert to a term note that has a contractual interest rate of three-month LIBOR plus 3.25% margin with a scheduled maturity date of March 21, 2022.

On September 29, 2017, the Company terminated an ABS warehouse facility which had a borrowing capacity of $750.0 million and entered into a new ABS warehouse facility with a borrowing capacity of $400.0 million. This ABS warehouse facility has a contractual interest rate of one-month LIBOR plus 1.85% margin until September 28, 2020 when it would convert to a term note that has a contractual interest rate of 2.85% with a scheduled maturity date of September 20, 2024.

Revolving Credit Facilities

We have two revolving credit facilities which have a maximum borrowing capacity of $1,075.0 million. These facilities provide for an advance rate against the net book values of designated eligible equipment. The approximate average advance rate for the two facilities is 83%. These revolving credit facilities had a contractual weighted average interest rate of 3.67% as of December 31, 2017 and are scheduled to mature between 2020 and 2022.

On June 16, 2017, the Company terminated a $450.0 million revolving credit facility and increased its credit limit on a separate facility from $600.0 million to $1,025.0 million, and extended the term of the facility to June 16, 2022. This revolving credit facility’s interest rate remained at one-month LIBOR plus 2.00% margin.
Debt maturities excluding capital lease obligations (amounts in thousands):

Years ending December 31,
2018	$715,385
2019	1,166,760
2020	998,683
2021	840,283
2022	1,465,378
2023 and thereafter	1,689,979
Total	$6,876,468
Capital Lease Obligations
The Company has entered into a series of direct finance lease transactions with various financial institutions to finance chassis and containers. Each lease is accounted for as a capital lease, with interest expense recognized on a level yield basis over the period preceding early purchase options, if any, which is generally three to ten years from the transaction date. These agreements have fixed interest rates ranging from 3.26% to 4.93%, and mature between 2018 and 2024.
The Company entered into two lease transactions with financial institutions to finance the purchase of new containers for approximately $35 million during the first quarter of 2017. The lease transactions are accounted for as capital leases over the term period and contain early buyout options.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Debt (continued)
At December 31, 2017, future lease payments under these capital leases were as follows (in thousands):

Years ending December 31,
2018	$31,954
2019	11,210
2020	10,766
2021	10,766
2022	10,766
2023 and thereafter	42,658
Total future payments	118,120
Less: amount representing interest	(14,711)
Capital lease obligations	$103,409

Note 7—Derivative Instruments
Interest Rate Swaps
The Company has entered into interest rate swap agreements to manage interest rate risk exposure. Interest rate swap agreements are utilized to limit the Company's exposure to interest rate risk by converting a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the lives of the agreements without an exchange of the underlying principal amounts. The counterparties to the Company's interest rate swap agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreements, the Company's exposure is limited to the interest rate differential on the notional amount at each monthly settlement period over the life of the agreements. The Company does not anticipate any non-performance by the counterparties. Substantially all of the assets of certain indirect, wholly owned subsidiaries of the Company have been pledged as collateral for the underlying indebtedness and the amounts payable under the interest rate swap agreements for each of these entities. In addition, certain assets of the Company's subsidiaries, are pledged as collateral for various credit facilities and the amounts payable under certain interest rate swap agreements.
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

The Company terminated three interest rate swap agreements during the third quarter of 2017 with a total notional value of $193.1 million and received cash proceeds in the amount of $2.1 million. The Company also terminated two interest rate cap agreements during the third quarter with a total notional value of $69.2 million which did not impact its consolidated financial statements, as the interest rate cap value per the contract exceeded actual interest rates.
As of December 31, 2017, the Company had net interest rate swap agreements in place to fix the floating interest rates on a portion of the borrowings under its debt facilities summarized below:

Derivatives	Net Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Weighted Average Remaining Term
Interest rate swaps	$1,740.8 million	1.70%	3.3 years

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Derivative Instruments (continued)
The following table represents pre-tax amounts in accumulated other comprehensive (loss) related to interest rate swap agreements expected to be recognized in income over the next twelve months (in thousands):

December 31, 2017
Unrealized gain on derivative instruments designated as cash flow hedges	$6,115

The following table summarizes the impact of derivative instruments on the consolidated statements of operations and the consolidated statements of comprehensive income (loss) (in thousands):

	Financial statement caption	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Derivative instrument
Non-designated interest rate swaps	Realized loss on derivative instruments, net	$900	$3,438	$5,496
Non-designated interest rate swaps	Unrealized (gain) loss on derivative instruments, net	(1,397)	(4,405)	2,240
Designated interest rate swaps	Other comprehensive loss (income)	641	(46,917)	—
Designated interest rate swaps	Interest and debt expense	611	1,200	—
Note 8—Net Investment in Finance Leases
The following table represents the components of the net investment in finance leases (in thousands):

	December 31, 2017	December 31, 2016
Future minimum lease payment receivable (1)	$283,374	$353,811
Estimated residual receivable	64,560	65,793
Gross finance lease receivables	347,934	419,604
Unearned income (2)	(52,043)	(72,794)
Net investment in finance leases (3)	$295,891	$346,810
_______________________________________________________________________________

(1) At the inception of the lease, the Company records the total minimum lease payments net of executory costs, if any. The gross finance lease receivable is reduced as billed to the customer and reclassified to accounts receivable until paid. There were no executory costs included in gross finance lease receivables as of December 31, 2017 and 2016.
(2) The difference between the gross finance lease receivable and the fair value of the equipment at the lease inception is recorded as unearned income. Unearned income together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of December 31, 2017 and 2016.
(3) As of December 31, 2017 and 2016, approximately 46% and 43% of the Company's net investment in finance leases were with CMA CGM, respectively. As of December 31, 2017 and 2016, approximately 28% and 23% of the Company's net investment in finance leases were with Hapag Lloyd AG, respectively.
Contractual maturities of the Company’s gross finance lease receivables subsequent to December 31, 2017 are as follows (in thousands):

Years ending December 31,
2018	$76,237
2019	70,776
2020	81,184
2021	46,372
2022	40,861
2023 and thereafter	32,504
Total	$347,934

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Net Investment in Finance Leases (continued)
The Company evaluates potential losses in its finance lease portfolio by regularly reviewing the specific receivables in the portfolio and analyzing loss experience.

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
Note 9—Share Based Compensation and Other Equity Matters
All TCIL share counts in the following description have been retroactively converted to reflect the share exchange ratios of 0.80 for TCIL related to the Merger.

TCIL Share Options

TCIL adopted a share-based compensation plan (the “Option Plan”) for the benefit of certain executives of TCIL and its consolidated subsidiaries effective May 23, 2011. TCIL granted market based options to purchase 5,370,640 Class A common shares and service based options to purchase 2,681,297 Class A common shares in 2011.

On November 9, 2015, TCIL entered into option transaction agreements (the “Option Transaction Agreements”) with option holders in anticipation of the closing of the Merger with TAL. In accordance with the terms of the agreements, TCIL settled and canceled all vested and unvested market based options in exchange for 692,126 fully vested Class A common shares at $18.14 per share or $12.6 million total fair value. Approximately 297,000 fully vested shares were redeemed to satisfy tax withholding obligations in respect of their settlement. On July 8, 2016, TCIL settled and canceled all vested and unvested service-based options in exchange for approximately 517,000 fully vested Class A common shares at $13.68 per share, or a fair value of $7.1 million. Approximately 232,300 options were redeemed to satisfy tax withholding obligations in respect of the settlement.

There were no market based or service based options granted under the Option Plan during 2017, 2016 or 2015.

The Company recognized $2.3 million, and $11.5 million of compensation costs reported as transaction and other costs on the consolidated statements of operations for the years ended December 31, 2016 and 2015, respectively, related to options granted during the years 2011 through 2013 and the settlement and cancellation as described above. There was no compensation costs related to options for the year ended December 31, 2017.

TCIL Non-Employee Director Equity Plan

On July 12, 2016, 26,058 of restricted Class A common shares that were issued to participants of the non-employee director equity plan, became fully vested and the remaining unamortized compensation costs of $0.4 million was expensed and recorded in transaction and other costs on the consolidated statements of operations.

For the years ended December 31, 2016 and 2015, compensation expense of $0.3 million and $0.5 million, respectively, was included in administrative expenses on the consolidated statements of operations. There was no compensation expense related to the TCIL non-employee director equity plan during the year ended December 31, 2017.

TCIL Restricted Shares

On July 8, 2016, TCIL issued 113,942 restricted shares at a fair value of $13.68 per share. The Company recognized $0.5 million of compensation costs which are included in transaction and other costs on the consolidated statements of operations for the year ended December 31, 2016. These unvested TCIL restricted shares converted to Triton restricted shares upon the Merger and will vest on a straight line basis over the remaining vesting term.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Share Based Compensation and Other Equity Matters (continued)

TAL Stock Based Compensation Plan

TAL’s previously existing stock-based compensation plans consisted of the 2005 Management Omnibus Incentive Plan and the 2014 Equity Incentive Plan. The TAL restricted shares granted in 2014 and 2015 vested on July 12, 2016 upon the closing of the Merger and were included in the purchase price consideration. TAL granted 140,000 restricted shares in January 2016 that were converted to Triton restricted shares upon the Merger and will vest on a straight line basis over the remaining vesting term.

2016 Triton Plan

On July 8, 2016, the Company’s 2016 Equity Incentive Plan (“2016 Equity Plan”) became effective. The 2016 Equity Plan provides for the granting of service based and performance based restricted shares to various executives, certain employees and directors. The maximum aggregate number of shares that may be issued under the 2016 Equity Plan is initially 5,000,000 common shares. Any awards issued under the 2016 Equity Plan that are forfeited by the participant, will become available for future grant under the 2016 Equity Plan.

On September 7, 2016, the Company approved the grants of 47,075 restricted shares to non-employee directors at a fair value of $14.55 per share that vested immediately. On May 10, 2017, the Company approved the grants of 38,675 restricted shares to directors at a fair value of $28.04 per share that vested immediately. The compensation expense for the years ended December 31, 2017 and 2016 included in administrative expenses on the consolidated statements of operations was $1.1 million and $0.7 million, respectively. There was no compensation expense for the year ended December 31, 2015 related to director share grants under the 2016 Equity Plan.

Additional shares may be granted based upon the satisfaction of certain performance criteria.

The following table summarizes the Company’s restricted share activity for the years ended December 31, 2017 and 2016:

	Number of Shares Outstanding	Weighted Average Fair Value
Non-vested balance at December 31, 2015	—	$—
Shares converted (1)	253,942	14.56
Shares granted	465,097	14.55
Shares vested	(83,847)	14.55
Non-vested balance at December 31, 2016	635,192	$14.55
Shares granted	161,194	24.99
Shares vested(2)	(44,372)	26.20
Non-vested balance at December 31, 2017	752,014	$16.10

(1) Shares converted represent TCIL and TAL equity awards that were converted to Triton equity awards as part of the Merger.
(2) Plan participants tendered 1,962 common shares, all of which were subsequently retired by the Company, to satisfy payment.

As of December 31, 2017, the total unrecognized compensation costs related to restricted shares is approximately $7.3 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 1.7 years.

Equity Issuance
On September 12, 2017, the Company completed a common share offering in which it sold 5,350,000 common shares at a public offering price of $32.75 per share. On September 22, 2017, the Company sold an additional 802,500 common shares at a public offering price of $32.75 per share pursuant to the full exercise of an option granted to the underwriters in connection with the offering. The aggregate net proceeds received by the Company from the offering, including the exercise of the option, amounted to $192.9 million after deducting underwriting discounts and commissions, and before deducting total expenses incurred in connection with the offering of approximately $1.3 million. The net proceeds were used for general corporate purposes, including the purchase of containers.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Share Based Compensation and Other Equity Matters (continued)
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive (loss) income consisted of the following as of the dates indicated (in thousands and net of tax effects):

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2016	$31,182	$(4,424)	$26,758
Change in fair value of derivative instruments designated as cash flow hedges	(407)	—	(407)
Reclassification of realized loss on interest rate swap agreements designated as cash flow hedges	440	—	440
Foreign currency translation adjustment	—	151	151
Other comprehensive income	33	151	184
Balance as of December 31, 2017	$31,215	$(4,273)	$26,942

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2015	$—	$(3,666)	$(3,666)
Change in fair value of derivative instruments designated as cash flow hedges	30,405	—	30,405
Reclassification of realized loss on interest rate swap agreements designated as cash flow hedges	777	—	777
Foreign currency translation adjustment	—	(758)	(758)
Other comprehensive income (loss)	31,182	(758)	30,424
Balance as of December 31, 2016	$31,182	$(4,424)	$26,758
The following table summarizes reclassifications out of accumulated other comprehensive income (loss) for the period indicated (in thousands):

	Amounts Reclassified From Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Consolidated Statements of Operations
	December 31, 2017	December 31, 2016
Amounts reclassified from accumulated other comprehensive (loss) before income tax	$611	$1,200	Interest and debt expense
Income tax (benefit)	(171)	(423)	Income tax expense
Amounts reclassified from accumulated other comprehensive (loss), net of tax	$440	$777	Net income

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Non-Controlling Interests

The members of TCI have made varying capital contributions with respect to investments in eleven different groups of containers, each referred to as a “Tranche”, under TCIL. Pursuant to the terms of the Operating Agreement, TCI’s assets, liabilities and results of operations are allocated by Tranche to those members who invested in each Tranche.

As further provided in the Operating Agreement, TCI allocates all profits and losses, and may make periodic distributions, to its members. Such distributions are subject to restrictions contained in its various debt agreements.

The Operating Agreement provides for the TCI investors to initially receive:

•
90% of container disposition proceeds cash flows up to a certain targeted amount, by Tranche, after which the TCI investors’ sharing in additional disposition proceeds cash flows declines pursuant to a schedule to 50%; and

•
10% of all non-disposition proceeds cash flows up to a certain targeted amount, by Tranche, after which the TCI investors’ sharing in additional non-disposition proceeds cash flows increases pursuant to a schedule to 50%.

All remaining disposition and non-disposition proceeds cash flows are for the account of TCIL.

In addition, TCI allocates all profits and losses, and may make periodic distributions, to its members. Such distributions are subject to restrictions contained in its various debt agreements. All remaining disposition and non-disposition proceeds cash flows are for the account of TCIL.

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
Note 11—Segment and Geographic Information
Industry Segment Information
The Company operates its business in one industry, intermodal transportation equipment, and has two operating segments which also represent its reporting segments:

•	Equipment leasing - the Company owns, leases and ultimately disposes of containers and chassis from its lease fleet.

•
Equipment trading - the Company purchases containers from shipping line customers, and other sellers of containers, and resells these containers to container retailers and users of containers for storage or one-way shipment. Included in the equipment trading segment revenues are leasing revenues from equipment purchased for resale that is currently on lease until the containers are dropped off.

•	These operating segments were determined based on the chief operating decision maker's review and resource allocation of the products and service offered.

The Company acquired the equipment trading segment as part of the Merger on July 12, 2016. Prior to the Merger, the Company operated in only one segment, equipment leasing, and therefore all income and assets were attributed to the leasing segment for periods prior to the Merger.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Segment and Geographic Information (continued)
The following tables show segment information for the periods indicated and the consolidated totals reported (in thousands):

As of and for the Year Ended December 31, 2017	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$1,160,196	$3,321	$1,163,517
Trading margin	—	4,184	4,184
Net gain on sale of leasing equipment	35,812	—	35,812
Depreciation and amortization expense	500,099	621	500,720
Interest and debt expense	280,909	1,438	282,347
Realized loss on derivative instruments, net	900	—	900
Income before income taxes(1)	262,574	3,254	265,828
Equipment held for sale	31,534	11,661	43,195
Goodwill	220,864	15,801	236,665
Total assets	9,534,330	43,295	9,577,625
Purchases of leasing equipment and investments in finance leases(2)	1,562,863	—	1,562,863

As of and for the Year Ended December 31, 2016	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$827,111	$1,583	$828,694
Trading margin	—	618	618
Net (loss) on sale of leasing equipment	(20,347)	—	(20,347)
Depreciation and amortization expense	392,250	342	392,592
Interest and debt expense	183,377	637	184,014
Realized loss on derivative instruments, net	3,438	—	3,438
Loss before income taxes(1)	(6,302)	(3,795)	(10,097)
Equipment held for sale	81,804	18,059	99,863
Goodwill	220,864	15,801	236,665
Total assets	8,660,786	52,785	8,713,571
Purchases of leasing equipment and investments in finance leases(2)	629,176	156	629,332

As of and for the Year Ended December 31, 2015	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$707,839	$—	$707,839
Net gain on sale of leasing equipment	2,013	—	2,013
Depreciation and amortization expense	300,470	—	300,470
Interest and debt expense	140,644	—	140,644
Realized loss on derivative instruments, net	5,496	—	5,496
Income before income taxes(1)	135,127	—	135,127
Equipment held for sale	—	—	—
Goodwill	—	—	—
Total assets	4,658,997	—	4,658,997
Purchases of leasing equipment and investments in finance leases(2)	398,799	—	398,799
_______________________________________________________________________________

(1)
Segment income (loss) before income taxes excludes unrealized gains on interest rate swaps of $1.4 million, unrealized gains on interest rate swaps of $4.4 million, and unrealized losses on interest swaps of $2.2 million for the years ended December 31, 2017, 2016, and 2015, respectively, and the write-off of debt costs of $7.0 million, $0.1 million, and $1.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.

(2)
Represents cash disbursements for purchases of leasing equipment and investments in finance lease as reflected in the consolidated statements of cash flows for the periods indicated, but excludes cash flows associated with the purchase of equipment held for resale.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Segment and Geographic Information (continued)
There are no intercompany revenues or expenses between segments. Certain administrative expenses have been allocated between segments based on an estimate of services provided to each segment. A portion of the Company's equipment purchased for resale was purchased through certain sale-leaseback transactions with its shipping line customers. Due to the expected longer term nature of these transactions, these purchases are reflected as leasing equipment as opposed to equipment held for sale and the cash flows associated with these transactions are and will be reflected as purchases of leasing equipment and proceeds from the sale of equipment in investing activities in the Company's consolidated statements of cash flows.
Geographic Segment Information
The Company generates the majority of its leasing revenues from international containers which are deployed by its customers in a wide variety of global trade routes. The majority of the Company's leasing related revenue is denominated in U.S. dollars.
The following table summarizes the geographic allocation of equipment leasing revenues for the years ended December 31, 2017, 2016, and 2015 based on customers' primary domicile (in thousands):

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Total revenues:
Asia	$491,996	$397,500	$403,910
Europe	518,598	334,118	226,905
Americas	111,558	58,945	41,566
Bermuda	1,745	464	120
Other International	39,620	37,667	35,338
Total	$1,163,517	$828,694	$707,839
Since the majority of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, all of the Company's long-lived assets are considered to be international.
The following table represents the geographic allocation of equipment trading revenues for the years ended December 31, 2017 and 2016 (the Company had no equipment trading revenues in 2015) based on the location of the sale (in thousands):

	Year Ended December 31, 2017	Year Ended December 31, 2016
Total revenues:
Asia	$17,342	$7,410
Europe	8,383	4,439
Americas	7,747	3,082
Other International	3,925	1,487
Bermuda	22	—
Total	$37,419	$16,418

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Income Taxes
The Company is a Bermuda exempted company. Bermuda does not impose a corporate income tax. The Company is subject to taxation in certain foreign jurisdictions on a portion of its income attributable to such jurisdictions. The two main subsidiaries of Triton are TCIL and TAL. TCIL is a Bermuda exempted company and therefore no income tax is imposed. However, a portion of TCIL income is subject to taxation in the U.S. and certain other foreign jurisdictions. TAL is a U.S. company and therefore is subject to taxation in the U.S.

Effects of the Tax Cuts and Jobs Act

U.S. income tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"), was enacted on December 22, 2017. ASC 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions, January 1, 2018. Though certain key aspects of the new law are effective January 1, 2018 and have an immediate accounting effect, other significant provisions are not effective or may not result in accounting effects for calendar year companies until January 1, 2018.

The Tax Act reduced the U.S. Corporate income tax rate from 35 percent to 21 percent which resulted in the Company recognizing a one-time income tax benefit of $139.4 million in the fourth quarter of 2017 to re-measure deferred tax assets and liabilities that will reverse at the new 21 percent rate.

Given the significance of the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting. The Company has recorded amounts for the effects of the change in the tax law pursuant to SAB 118.

Other significant provisions that are not yet effective but may impact income taxes in future years include: limitation on the current deductibility of net interest expense in excess of 30 percent of adjusted taxable income, a limitation of net operating losses generated after fiscal year 2017 to 80 percent of taxable income, and an incremental tax (base erosion anti-abuse tax or BEAT) on excessive amounts paid to foreign related parties. If any of these or other provisions impact income taxes in future years, the impact will be recorded in the financial statements in the period incurred, which is consistent with the general principles of measurement and recognition of deferred taxes in accordance with ASC 740, Accounting for Income Taxes.

The following table summarizes the Company's income tax (benefit) expense as follows (in thousands):

	December 31, 2017	December 31, 2016	December 31, 2015
Current taxes:
Bermuda	$—	$—	$—
U.S.	36	(80)	487
Foreign	839	841	208
	$875	$761	$695
Deferred taxes:
Bermuda	$—	$—	$—
U.S.	(94,079)	(709)	3,327
Foreign	(70)	(100)	26
	(94,149)	(809)	3,353
Total income tax (benefit) expense	$(93,274)	$(48)	$4,048

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Income Taxes (continued)
The following table summarizes the components of income (loss) before income taxes as follows (in thousands):

	December 31, 2017	December 31, 2016	December 31, 2015
Bermuda sources	$(4,011)	$—	$—
U.S. sources	125,799	(7,451)	10,985
Foreign sources	138,464	1,618	120,732
Income (loss) before income taxes	$260,252	$(5,833)	$131,717
The following table summarizes the difference between the Bermuda statutory income tax rate and the effective tax rate on the consolidated statements of operations as follows:

	December 31, 2017	December 31, 2016	December 31, 2015
Bermuda tax rate	—%	—%	—%
Change in enacted tax rate	(53.55)%	—%	—%
U.S. income taxed at other than the statutory rate	17.10%	41.68%	3.01%
Effect of uncertain tax positions	0.21%	(10.16)%	—%
Foreign income taxed at other than the statutory rate	0.10%	(4.15)%	0.23%
Effect of permanent differences	0.04%	(1.58)%	0.05%
Other discrete items	0.26%	(24.97)%	(0.22)%
Effective income tax rate	(35.84)%	0.82%	3.07%

The following table summarizes the deferred income tax assets and liabilities as follows (in thousands):

	December 31, 2017	December 31, 2016
Deferred income tax assets:
Net operating loss carryforwards	$197,089	$273,055
Passive activity loss carryforwards	7	12
Allowance for losses	622	4,250
Derivative instruments	1,529	5,514
Deferred income	261	35
Accrued liabilities and other payables	631	2,233
Total gross deferred tax assets	200,139	285,099
Less: Valuation allowance	—	(286)
Net deferred tax assets	$200,139	$284,813

Deferred income tax liabilities:
Accelerated depreciation	$382,961	$516,472
Goodwill and other intangible amortization	2,141	2,639
Derivative instruments	790	287
Deferred income	27,347	71,359
Deferred partnership income (TCI)	1,134	1,765
Other	1,205	9,607
Total gross deferred tax liability	415,578	602,129
Net deferred income tax liability	$215,439	$317,316

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Income Taxes (continued)
The Company has no valuation allowance for deferred tax assets as of December 31, 2017 and a valuation allowance of $0.3 million as of December 31, 2016. The net change in our total valuation allowance from December 31, 2016 to December 31, 2017 was related to net operating loss carryforwards that, in the judgment of the Company, are more likely than not to be utilized.
The Merger resulted in an ownership change under the Internal Revenue Code and certain state taxing authorities whereby federal net operating losses immediately prior to the Merger of $700 million will be subject to certain limitations. The Company does not expect such limitations to impact the ability to utilize net operating losses prior to their expiration.

In assessing the potential future realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, the Company believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2017.

Certain income taxes on unremitted earnings have not been reflected on the consolidated financial statements because such earnings are intended to be permanently reinvested in those jurisdictions. Such earnings and withholding taxes are estimated to be approximately $47 million and $14 million, respectively, at December 31, 2017.

Net operating loss carryforwards for foreign income tax purposes of $926.7 million are available to offset future U.S. taxable income from 2018 through 2037.

The Company files income tax returns in several jurisdictions including the U.S. and certain U.S. states.

The following table summarizes unrecognized tax benefit amounts as follows (in thousands):

	December 31, 2017	December 31, 2016
Beginning balance at January 1	$7,777	$7,345
Increase related to current year’s tax position	1,315	1,233
Lapse of statute of limitations	(898)	(791)
Foreign exchange adjustment	56	(10)
Ending balance at December 31	$8,250	$7,777

All unrecognized tax benefits as of December 31, 2017 will impact income tax expense when recognized, however, $6.9 million of the unrecognized tax benefit will have no net impact on after-tax income as a result of offsetting reimbursements from third parties. It is reasonably possible that the total amount of unrecognized tax benefit as of December 31, 2017 will decrease by $1.4 million within the next twelve months due to statute of limitations lapses. This reduction will impact income tax expense when recognized. The 2015, 2016, and 2017 tax years remain subject to examination by major tax jurisdictions.

The following table summarizes interest and penalty expense as follows (in thousands):

	December 31, 2017	December 31, 2016	December 31, 2015
Interest expense (benefit)	$144	$121	$15
Penalty expense	$(64)	$(29)	$(98)

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Income Taxes (continued)
The following table summarizes the components of income taxes payable included in accounts payable and other accrued expenses on the consolidated balance sheets were as follows (in thousands):

	December 31, 2017	December 31, 2016
Corporate income taxes payable	$56	$32
Unrecognized tax benefits	8,250	7,777
Interest accrued	824	680
Penalties	561	625
Income taxes payable	$9,691	$9,114
Note 13—Savings Plan
The Company’s employees participate in a defined contribution plan. Under the provisions of the plan, an employee is fully vested with respect to Company contributions after four years of service. The Company matches employee contributions of 100% up to a maximum of $6,000 of qualified compensation and may, at its discretion, make voluntary contributions. The Company's contributions were $1.0 million, $0.7 million, and $0.6 million for each of the years ended December 31, 2017, 2016, and 2015, respectively.
Note 14—Rental Income Under Operating Leases
The following is the minimum future rental income as of December 31, 2017 under non-cancelable operating leases, assuming the minimum contractual lease term (in thousands):

Years ending December 31,
2018	$838,022
2019	675,678
2020	553,676
2021	437,027
2022	325,915
2023 and thereafter	488,061
Total	$3,318,379
Note 15—Commitments and Contingencies
Lease Commitments
The Company has cancelable and non-cancelable operating lease agreements principally for facilities and for office equipment used in the Company’s operations. Total operating lease rental expense included in administrative expenses on the consolidated statements of operations was $2.4 million, $2.3 million, and $1.4 million for the years ended December 31, 2017, 2016, and 2015, respectively.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Commitments and Contingencies (continued)
Future minimum rental commitments under non-cancelable operating leases having an original term of more than one year as of December 31, 2017 were as follows (in thousands):

Years ending December 31,
2018	$4,178
2019	2,034
2020	1,164
2021	627
2022 and thereafter	272
Total	$8,275
Container Equipment Purchase Commitments
As of December 31, 2017, the Company had commitments to purchase equipment in the amount of $276.0 million payable in 2018.
Contingencies
The Company is party to various pending or threatened legal or regulatory proceedings arising in the ordinary course of its business. Based upon information presently available, the Company does not expect any liabilities arising from these matters to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.
Employment Agreements and Indemnification Agreements
The Company has entered into employment arrangements and indemnification agreements with certain executive officers and with certain employees. The agreements specify various employment-related matters, including annual compensation, performance incentive bonuses, and severance benefits in the event of termination with or without cause.

Retention Bonus Plan

TCIL established a bonus plan in 2011 to award bonuses to certain employees for continued service (the “Retention Bonus Plan”) and in 2015, established an incremental retention bonus plan (the “Plan”) to award bonuses to certain employees for continued service who were not included in the Retention Bonus Plan. In accordance with the terms of the Retention Bonus Plan agreement, specified bonus amounts, plus interest compounded annually, were paid to all participants on the earlier of their termination date or June 2017.

TAL established a bonus plan in 2015 to award bonuses to certain TAL employees for continued service (the “TAL Retention Bonus Plan”). In accordance with the terms of the TAL Retention Bonus Plan agreement, the specified bonus amounts were paid to all participants on the earlier of their termination date or July 2017.

A roll-forward of the retention bonus liability balance is as follows (in thousands):

Total
Balance at December 31, 2015	$19,128
Liability Acquired	4,082
Accrual	7,384
Payments	(5,419)
Balance at December 31, 2016	$25,175
Accrual	2,853
Payments	(28,028)
Balance at December 31, 2017	$—

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Commitments and Contingencies (continued)
Severance Plan

TCIL and TAL established severance plans in order to provide severance benefits to eligible employees who are involuntarily terminated for reasons other than cause, or who resign for “good reason”. Employees eligible for benefits under the severance plans would receive a severance award and other benefits based upon their tenure with either TCIL or TAL.

The severance balance is as follows (in thousands):

Total
Balance at December 31, 2015	$—
Accrual	33,991
Payments	(13,273)
Balance at December 31, 2016	20,718
Accrual	6,023
Payments	(17,064)
Balance at December 31, 2017	$9,677
Note 16—Selected Quarterly Financial Data (Unaudited)
The following table sets forth certain key interim financial information for the years ended December 31, 2017 and 2016:

(In thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Total leasing revenues	$265,602	$281,939	$302,120	$313,856
Trading margin	$392	$1,328	$1,369	$1,095
Net gain on sale of leasing equipment	$5,161	$9,639	$10,263	$10,749
Net income attributable to shareholders	$34,611	$45,671	$57,156	$207,160
Net income per basic common share	$0.47	$0.62	$0.76	$2.59
Net income per diluted common share	$0.47	$0.62	$0.75	$2.57
2016
Total leasing revenues	$163,025	$158,333	$247,789	$259,547
Trading margin	$—	$—	$232	$386
Net (loss) on sale of leasing equipment	$(1,837)	$(1,930)	$(12,319)	$(4,261)
Net income (loss) attributable to shareholders	$8,742	$6,174	$(51,211)	$22,778
Net income (loss) per basic common share	$0.22	$0.15	$(0.74)	$0.31
Net income (loss) per diluted common share	$0.22	$0.15	$(0.74)	$0.31

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—Related Party Transactions
The Company holds a 50% interest in TriStar Container Services (Asia) Private Limited (“TriStar”) which is primarily engaged in the selling and leasing of container equipment in the domestic and short sea markets in India. The Company's equity investment in TriStar is included in other assets on the consolidated balance sheet. The following table summarizes payments, direct finance lease, and loan payable balances with TriStar (in thousands):

	December 31, 2017	December 31, 2016
Payments received from TriStar on direct finance leases	$1,897	$1,670
Payments received from TriStar on loan payable	$128	$45
Direct finance lease balance	$10,648	$10,636
Loan payable balance	$—	$126
Note 18—Subsequent Events
Quarterly Dividend
The Company's Board of Directors declared a $0.45 per share quarterly cash dividend on its issued and outstanding common shares, payable on March 28, 2018 to shareholders of record at the close of business on March 12, 2018.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

TRITON INTERNATIONAL LIMITED

Parent Company Condensed Balance Sheets
(In thousands, except share data)

	December 31, 2017	December 31, 2016
ASSETS:
Intercompany receivable from subsidiaries	$—	$151
Investment in subsidiaries	2,078,936	1,663,879
Total assets	$2,078,936	$1,664,030

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable and other accrued expenses	2,652	797
Total liabilities	2,652	797
Shareholders' equity
Common shares, $0.01 par value, 294,000,000 shares authorized, 80,687,757 and 74,376,025 shares issued and outstanding respectively	807	744
Undesignated shares $0.01 par value, 6,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	889,168	690,418
Accumulated earnings	1,159,367	945,313
Accumulated other comprehensive income	26,942	26,758
Total shareholders' equity	2,076,284	1,663,233
Total liabilities and shareholders' equity	$2,078,936	$1,664,030

TRITON INTERNATIONAL LIMITED

Parent Company Condensed Statements of Operations
(In thousands)

	December 31, 2017	December 31, 2016
Revenues:
Revenues	$—	$—
Total revenues	—	—

Operating expenses:
Administrative expenses	4,011	276
Transaction and other costs	—	10,706
Operating (loss)	(4,011)	(10,982)
Other expenses:
Net income (losses) from subsidiaries	348,609	(2,535)
Total other income (expenses)	348,609	(2,535)
Income (loss) before income taxes	344,598	(13,517)
Income tax expense	—	—
Net income (loss)	$344,598	$(13,517)

TRITON INTERNATIONAL LIMITED

Parent Company Condensed Statements of Cash Flows
(In thousands)

	December 31, 2017	December 31, 2016
Cash flows from operating activities:
Net income (loss)	$344,598	$(13,517)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net (income) loss from subsidiaries	(348,609)	2,535
Share-based compensation	1,084	—
Other	2,622	—
Net cash (used in) operating activities	(305)	(10,982)
Cash flows from investing activities:
Net cash (used in) investing activities	—	—
Cash flows from financing activities:
Issuance of common stock	192,931	—
Capital contribution to subsidiaries	(254,240)	—
Dividends received from subsidiaries	197,171	77,376
Common share dividends paid	(135,557)	(66,394)
Net cash provided by financing activities	305	10,982
Net increase (decrease) in cash and cash equivalents	$—	$—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

SCHEDULE II
TRITON INTERNATIONAL LIMITED
Valuation and Qualifying Accounts
Years ended December 31, 2017, 2016, and 2015
(In thousands)

Finance Lease-Allowance for doubtful accounts:	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015
Beginning Balance	$527	$526	$526
Additions / (Reversals)	(527)	1	—
(Write-offs) / Reversals	—	—	—
Ending Balance	$—	$527	$526

Accounts Receivable-Allowance for doubtful accounts:
Beginning Balance	$28,082	$8,297	$9,576
Additions / (Reversals)	581	19,811	(1,211)
(Write-offs) / Reversals	(25,661)	(26)	(68)
Ending Balance	$3,002	$28,082	$8,297

S-4