Form 10-Q
period 2018-03-31
Triton International Ltd
filed 2018-05-08
CIK 1660734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☐    NO ☒
As of May 3, 2018, there were 80,855,072 common shares, $0.01 par value, of the registrant outstanding.

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
Forward-looking statements in this report are subject to a number of known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those described in the forward-looking statements, including, but not limited to, the risks and uncertainties described in this Report on Form 10-Q, the section entitled "Risk Factors" in our Annual Report on Form 10-K, filed with the SEC on February 27, 2018, (the "Form 10-K"), as well as in the other documents we file with the SEC from time to time, and such risks and uncertainties are specifically incorporated herein by reference.
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

ITEM 1.    FINANCIAL STATEMENTS
TRITON INTERNATIONAL LIMITED
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS:
Leasing equipment, net of accumulated depreciation of $2,329,870 and $2,218,897	$8,439,971	$8,364,484
Net investment in finance leases	286,358	295,891
Equipment held for sale	42,690	43,195
Revenue earning assets	8,769,019	8,703,570
Cash and cash equivalents	118,272	132,031
Restricted cash	128,720	94,140
Accounts receivable, net of allowances of $2,873 and $3,002	199,297	199,876
Goodwill	236,665	236,665
Lease intangibles, net of accumulated amortization of $161,641 and $144,081	136,816	154,376
Other assets	69,495	49,591
Fair value of derivative instruments	22,662	7,376
Total assets	$9,680,946	$9,577,625
LIABILITIES AND SHAREHOLDERS' EQUITY:
Equipment purchases payable	$125,978	$128,133
Fair value of derivative instruments	—	2,503
Accounts payable and other accrued expenses	109,657	109,999
Net deferred income tax liability	227,727	215,439
Debt, net of unamortized debt costs of $42,982 and $40,636	6,952,815	6,911,725
Total liabilities	7,416,177	7,367,799
Shareholders' equity:
Common shares, $0.01 par value, 294,000,000 shares authorized, 80,815,752 and 80,687,757 shares issued and outstanding, respectively	808	807
Undesignated shares, $0.01 par value, 6,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	890,857	889,168
Accumulated earnings	1,206,848	1,159,367
Accumulated other comprehensive income	34,992	26,942
Total shareholders' equity	2,133,505	2,076,284
Non-controlling interests	131,264	133,542
Total equity	2,264,769	2,209,826
Total liabilities and equity	$9,680,946	$9,577,625

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Leasing revenues:
Operating leases	$310,231	$259,585
Finance leases	4,866	6,017
Total leasing revenues	315,097	265,602

Equipment trading revenues	13,375	5,484
Equipment trading expenses	(10,384)	(5,092)
Trading margin	2,991	392

Net gain on sale of leasing equipment	9,218	5,161

Operating expenses:
Depreciation and amortization	130,433	117,880
Direct operating expenses	11,048	21,954
Administrative expenses	19,582	22,967
Transaction and other (income) costs	(29)	2,472
(Benefit) provision for doubtful accounts	(101)	574
Total operating expenses	160,933	165,847
Operating income	166,373	105,308
Other expenses:
Interest and debt expense	75,098	63,504
Realized (gain) loss on derivative instruments, net	(248)	599
Unrealized gain on derivative instruments, net	(1,186)	(1,498)
Other income, net	(659)	(742)
Total other expenses	73,005	61,863
Income before income taxes	93,368	43,445
Income tax expense	10,503	7,142
Net income	$82,865	$36,303
Less: income attributable to noncontrolling interest	1,973	1,692
Net income attributable to shareholders	$80,892	$34,611
Net income per common share—Basic	$1.01	$0.47
Net income per common share—Diluted	$1.00	$0.47
Cash dividends paid per common share	$0.45	$0.45
Weighted average number of common shares outstanding—Basic	79,968	73,741
Dilutive restricted shares and share options	604	292
Weighted average number of common shares outstanding—Diluted	80,572	74,033

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$82,865	$36,303
Other comprehensive income:
Change in fair value of derivative instruments designated as cash flow hedges (net of income tax effect of $3,354 and $258)	12,459	432
Reclassification of (gain) loss on interest rate swap agreements designated as cash flow hedges (net of income tax effect of $(352) and $257)	(1,472)	510
Tax reclassification to accumulated earnings for the adoption of ASU 2018-02	(3,029)	—
Foreign currency translation adjustment	92	(3)
Other comprehensive income, net of tax	8,050	939
Comprehensive income	90,915	37,242
Less: Comprehensive income attributable to noncontrolling interest	1,973	1,692
Comprehensive income attributable to shareholders	$88,942	$35,550

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$82,865	$36,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130,433	117,880
Amortization of deferred financing costs and other debt related amortization	3,113	2,490
Lease related amortization	18,166	24,138
Share-based compensation expense	2,512	1,057
Net (gain) on sale of leasing equipment	(9,218)	(5,161)
Unrealized (gain) on derivative instruments	(1,186)	(1,498)
Deferred income taxes	9,301	6,593
Changes in operating assets and liabilities:
Accounts receivable	(1,071)	(6,269)
Accounts payable and other accrued expenses	844	(3,978)
Net equipment sold for resale activity	(5,185)	(8,893)
Other assets	890	279
Net cash provided by operating activities	231,464	162,941
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(258,668)	(265,706)
Proceeds from sale of equipment, net of selling costs	38,885	34,988
Cash collections on finance lease receivables, net of income earned	14,771	15,580
Other	55	(405)
Net cash used in investing activities	(204,957)	(215,543)
Cash flows from financing activities:
Redemption of common shares for withholding taxes	(822)	—
Debt issuance costs	(4,976)	(7,517)
Borrowings under debt facilities	510,210	388,253
Payments under debt facilities and capital lease obligations	(469,841)	(260,475)
Dividends paid	(36,008)	(33,183)
Distributions to noncontrolling interest	(4,249)	(4,898)
Net cash (used in) provided by financing activities	(5,686)	82,180
Net increase in cash, cash equivalents and restricted cash	$20,821	$29,578
Cash, cash equivalents and restricted cash, beginning of period	226,171	163,492
Cash, cash equivalents and restricted cash, end of period	$246,992	$193,070
Supplemental disclosures:
Interest paid	$56,571	$49,043
Supplemental non-cash investing activities:
Equipment purchases payable	$125,978	$200,728

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
The interim consolidated balance sheet as of March 31, 2018, the consolidated statements of operations, the consolidated statements of comprehensive income and the consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 are unaudited. The consolidated balance sheet as of December 31, 2017, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. These unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company’s financial position as of March 31, 2018 and its consolidated results of operations, comprehensive income and cash flows for the three months ended March 31, 2018 and 2017. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2018 or for any other future annual or interim period.
These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K which was filed with the SEC on February 27, 2018. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain changes in presentation have been made to conform the prior period presentation to current period reporting.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reporting period and disclosure of contingent assets and liabilities in the financial statements. Such estimates include, but are not limited to, the Company's estimates in connection with leasing equipment, residual values, depreciable lives, values of assets held for sale and other long lived assets, estimates related to insurance claims, the allowance for doubtful accounts, and acquired goodwill and intangible assets. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company's equipment leases and trade receivables subject it to potential credit risk. The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis. The Company's two largest customers CMA CGM S.A. and MSC Mediterranean Shipping Company S.A., accounted for 19.7% and 14.1%, respectively, of the Company's lease billings during the three months ended March 31, 2018.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

New Accounting Pronouncements
Recently Adopted Accounting Standards Updates
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), amending previous updates regarding this topic. Leasing revenue recognition is specifically excluded from this ASU, and therefore, the new standard only applied to equipment trading revenues and sales of leasing equipment. The adoption of this ASU had minimal impact on the Company since the majority of its sales contracts are for containers and do not contain multiple elements. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company adopted the standard on January 1, 2018, using the modified retrospective approach. The adoption of Topic 606 did not impact its leasing revenue recognition model because, as noted above, leasing revenue recognition, including ancillary fees, is specifically excluded from this ASU.
The Company has assessed the requirements of the new revenue standard with respect to its equipment trading revenue and sales of leasing equipment and has concluded that the timing and amount of recognition was not materially affected based on the fact that there generally are no long-term contracts, multiple element arrangements, or significant customer acquisition costs related to these revenue streams. The Company also considered the requirement to present disaggregated revenue for its equipment trading revenue and sales of leasing equipment upon the adoption of Topic 606. The Company currently presents these revenue items separately in its statement of operations. As a result, the Company has concluded that the adoption of Topic 606 does not have a significant impact on either the timing of its revenue recognition or manner of presentation.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Receipts and Cash Payments. The updated amendment provides guidance as to where certain cash flow items are presented, including debt prepayment or debt extinguishment costs and proceeds from the settlement of insurance claims. The Company adopted the standard on January 1, 2018. The adoption of this ASU did not have an impact on the consolidated financial statements since none of the cash flows items specified in the guidance are currently presented in the Company's consolidated statement of cash flows.

In October 2016, the FASB issued ASU No. 2016-16, Accounting for Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory. The ASU eliminates the deferral of the tax effects of intra-entity asset transfers other than inventory. As a result, the tax expense from the intercompany sale of assets, other than inventory, and associated changes to deferred taxes will be recognized when the sale occurs even though the pre-tax effects of the transaction have not been recognized. The Company adopted the standard on January 1, 2018. The adoption of this ASU did not have a significant impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The Company adopted this guidance on January 1, 2018 using the retrospective approach. Upon adoption, the Company recorded an increase of $7.3 million in net cash provided by financing activities for the three months ended March 31, 2017 related to presentation changes of its restricted cash balance from financing activities to the cash, cash equivalents and restricted cash balance within the consolidated statements of cash flows.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The Company adopted the standard on January 1, 2018 on a prospective basis. The adoption of this ASU did not have an impact on the consolidated financial statements since the Company did not modify its share-based payment awards since adoption of the standard.

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU allows a reclassification from accumulated other comprehensive income to accumulated earnings for tax effects resulting from the Tax Cuts and Jobs Act (the “Act”) and requires certain new disclosures. ASU 2018-02 will be effective for the Company for fiscal years beginning after December 15, 2018, with early adoption permitted. The update should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. The Company

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

elected to adopt this ASU in the first quarter of 2018 by making a one-time reclassification in the period of change of stranded tax effects from accumulated other comprehensive income to accumulated earnings related to the change in tax rates resulting from the Act. The reclassified amount of $3.0 million represents the difference between the amount initially recorded directly to accumulated other comprehensive income at the previously enacted US federal corporate income tax rate as of December 31, 2017 and the amount that would have been recorded directly to accumulated other comprehensive income as of December 31, 2017 by using the newly enacted US federal corporate income tax rate.

In March 2018, the FASB ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update add various Securities and Exchange Commission (“SEC) paragraphs pursuant to the issuance of SEC Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”). The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. The Company recorded the effects of the change in the tax law pursuant to SAB 118 as of December 31, 2017. The Company adopted the standard on January 1, 2018. There were no updates to the amounts recorded as of December 31, 2017 during the first quarter of 2018.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance affects trade receivables and net investments in leases. The guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectability. The new guidance will be effective for fiscal years and interim periods beginning after December 15, 2019 and early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Different components of the guidance require modified retrospective and/or prospective adoption. Based on the composition of the Company's receivables, current market conditions and historical credit loss activity, the Company does not expect the adoption of this ASU to have a significant impact on the consolidated financial statements.
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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Fair Value of Financial Instruments
Fair value represents the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses the following fair value hierarchy when selecting inputs for its valuation techniques, with the highest priority given to Level 1:

•	Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities;

•	Level 2—inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

•
Level 3—unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Fair Value of Debt
The Company does not measure debt, net of unamortized debt costs, at fair value in its consolidated balance sheets. The fair value was measured using Level 2 inputs and the carrying value and fair value are summarized in the following table (in thousands):

	March 31, 2018	December 31, 2017
Liabilities
Total debt - carrying value (1)	$7,020,601	$6,979,877
Total debt - fair value	$7,029,691	$6,991,537
______________________________________________________________________________
(1) Excludes unamortized debt costs of $43.0 million and $40.6 million and purchase price debt adjustments of $24.8 million and $27.5 million as of March 31, 2018 and December 31, 2017, respectively.
Fair Value of Equipment Held for Sale
The Company’s equipment held for sale fair value is measured using Level 2 inputs and is based on recent sales prices and other factors. Equipment held for sale is recorded at the lower of fair value or carrying value and an impairment charge is recorded when the carrying value of the asset exceeds its fair value. The following table summarizes the portion of the Company’s equipment held for sale measured at fair value and the cumulative impairment charges recorded to net gain on sale of leasing equipment through the periods summarized below (in thousands):

	March 31, 2018	December 31, 2017
Assets
Equipment held for sale - assets at fair value (1)	$5,346	$6,104
Cumulative impairment charges (2)	$(2,200)	$(2,242)
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

The Company had net impairment charges of $0.9 million and net impairment reversals of $0.5 million during the three months ended March 31, 2018 and 2017, respectively.
Fair Value of Derivative Instruments
The Company has elected to use the income approach to value its interest rate swap and cap agreements, using Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) assuming that participants are motivated, but not compelled to transact. The Level 2 inputs for the interest rate swap and cap valuations are inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR and swap rates, basis swap adjustments and credit risk at commonly quoted intervals).

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of derivative instruments on its consolidated balance sheets as of March 31, 2018 and December 31, 2017 was as follows (in thousands):

	Asset Derivatives		Liability Derivatives
Derivative Instrument	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Interest rate swap contracts, designated	$17,636	$3,554	$—	$2,503
Interest rate swap contracts, not designated	5,008	3,822	—	—
Interest rate cap, designated	18	—	—	—
Total derivatives	$22,662	$7,376	$—	$2,503
Fair Value of Other Assets and Liabilities
Cash and cash equivalents, restricted cash, accounts receivable, equipment purchases payable and accounts payable carrying amounts approximate fair values because of the short-term nature of these instruments. The Company’s other financial and non-financial assets, which include leasing equipment, finance leases, intangible assets and goodwill, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and the Company determines that these other financial and non-financial assets are impaired after completing an evaluation, these assets would be written down to their fair value.
Note 3—Share Based Compensation and Other Equity Matters
The Company recognizes share-based compensation expense for share-based payment transactions based on the grant date’s calculated fair value. The expense is recognized over the employee's requisite service period which is generally the vesting period of the equity award. The Company recognized $2.5 million and $1.1 million of share-based compensation expense in administrative expenses for the three months ended March 31, 2018 and 2017.
As of March 31, 2018, the total unrecognized compensation expense related to non-vested restricted shares was approximately $12.1 million, which is expected to be recognized through 2020.

During the three months ended March 31, 2018, the Company granted 138,445 restricted shares to certain employees and canceled 28,838 vested shares to settle payroll taxes on behalf of employees. Additional shares may be granted based upon the Company's performance measured against selected peers.

Accumulated Other Comprehensive Income
The following table summarizes the components of accumulated other comprehensive income, net of tax for the three months ended March 31, 2018 and 2017 (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2017	$31,215	$(4,273)	$26,942
Change in fair value of derivative instruments designated as cash flow hedges	12,459	—	12,459
Reclassification of loss on interest rate swap agreements designated as cash flow hedges	(1,472)	—	(1,472)
Tax reclassification for the adoption of ASU 2018-02 accumulated earnings	(3,029)	—	(3,029)
Foreign currency translation adjustment	—	92	92
Other comprehensive income	7,958	92	8,050
Balance as of March 31, 2018	$39,173	$(4,181)	$34,992

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2016	$31,182	$(4,424)	$26,758
Change in fair value of derivative instruments designated as cash flow hedges	432	—	432
Reclassification of realized (gain) on interest rate swap agreements designated as cash flow hedges	510	—	510
Foreign currency translation adjustment	—	(3)	(3)
Other comprehensive income (loss)	942	(3)	939
Balance as of March 31, 2017	$32,124	$(4,427)	$27,697
The following table summarizes the reclassifications out of accumulated other comprehensive income (in thousands):

	Amounts Reclassified From Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Income
	Three Months Ended March 31,
	2018	2017
Reclassification of (gain) loss on interest rate swap agreements	$(1,824)	$767	Interest and debt expense
Income tax expense (benefit)	352	(257)	Income tax expense
Amounts reclassified from accumulated other comprehensive income, net of tax	$(1,472)	$510	Net income

Note 4—Debt
Debt consisted of the following (amounts in thousands):

	March 31, 2018	December 31, 2017
Institutional notes	$2,358,200	$2,381,000
Asset-backed securitization term notes	2,741,690	2,378,470
Term loan facilities	1,654,476	1,701,998
Asset-backed warehouse facility	130,000	110,000
Revolving credit facilities	40,000	305,000
Capital lease obligations	96,235	103,409
Total debt outstanding	7,020,601	6,979,877
Debt costs	(42,982)	(40,636)
Unamortized fair value debt adjustment	(24,804)	(27,516)
Debt, net of unamortized debt costs	$6,952,815	$6,911,725
The Company is subject to certain financial covenants under its debt agreements. The agreements remain the obligations of the respective subsidiaries, and all related debt covenants are calculated at the subsidiary level. As of March 31, 2018 and December 31, 2017, the Company was in compliance with all financial covenants in accordance with the terms of its debt agreements.
As of March 31, 2018, the Company had $4,638.8 million of total debt outstanding on facilities with fixed interest rates. These fixed rate facilities had a contractual weighted average interest rate of 4.27%, are scheduled to mature between 2018 and 2029, and had a weighted average remaining term of 4.3 years as of March 31, 2018.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2018, the Company had $2,381.8 million of debt outstanding on facilities with interest rates based on floating rate indices (LIBOR). These floating rate facilities had a contractual weighted average interest rate of 3.93%, are scheduled to mature between 2018 and 2024, and had a weighted average remaining term of 2.7 years as of March 31, 2018. Including the impact of the Company's interest rate swaps, the contractual weighted average interest rate on its floating rate facilities was 3.95% as of March 31, 2018.
The Company hedges the risks associated with fluctuations in interest rates on a portion of its floating rate borrowings by entering into interest rate swap agreements that convert a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of March 31, 2018, the Company had interest rate swaps in place with a notional amount of $1,233.0 million to fix the floating interest rates on a portion of its floating rate debt obligations, with a weighted average fixed leg interest rate of 1.87% and a weighted average remaining term of 4.4 years.
As of March 31, 2018, the Company had $5,871.8 million of total debt on facilities with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap contracts. This accounts for 83.6% of total debt. These facilities had a contractual weighted average interest rate of 4.19% and a weighted average remaining term of 4.3 years as of March 31, 2018.
Overall, the Company's total debt had a contractual weighted average interest rate of 4.16% as of March 31, 2018, including the impact of the swap contracts.
The Company did not write-off any debt costs for the three months ended March 31, 2018 and March 31, 2017.

Institutional Notes
In accordance with the institutional note agreements, interest payments on the Company's institutional notes are due semi-annually. Institutional note maturities typically range from 7 - 12 years, with level principal payments due annually following an interest-only period. The Company's institutional notes are pre-payable (in whole or in part) at the Company's option at any time, subject to certain provisions in the note agreements, including the payment of a make-whole premium in respect to such prepayment. These facilities provide for an advance rate against the net book values of designated eligible equipment generally in the range from 83% to 85%. These institutional notes had a contractual weighted average interest rate of 4.78% as of March 31, 2018 and are scheduled to mature between 2018 and 2029.
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

These asset-backed securitization term notes had a contractual weighted average interest rate of 3.76% as of March 31, 2018 and are scheduled to mature between 2018 and 2028.

On March 20, 2018, the Company completed an offering of $450 million of Class A and B fixed rate asset-backed notes. The notes have a contractual weighted average interest rate of 3.99% and a scheduled maturity of March 20, 2028.

Term Loan Facilities
The term loan facilities amortize in monthly or quarterly installments. These facilities provide for an advance rate against the net book values of designated eligible equipment generally in the range from 80% and 83%. These term loan facilities had a contractual weighted average interest rate of 3.93% as of March 31, 2018, and are scheduled to mature between 2019 and 2022.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Asset-Backed Warehouse Facilities
Under the Company’s asset-backed warehouse facilities, indirect wholly-owned subsidiaries of the Company issue asset-backed notes. The issuance of asset-backed notes is the primary business objective of those subsidiaries. The asset-backed warehouse facilities are intended to be bankruptcy remote so that such assets are not available to creditors of the Company or its affiliates until and unless the related secured borrowings have been fully discharged. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings.

The Company has two asset-backed warehouse facilities which have a combined maximum borrowing capacity of $600.0 million. One facility has a maximum borrowing capacity of $200.0 million which is available on a revolving basis until March 10, 2019, after which any borrowings would convert to term notes with a maturity date of March 21, 2022. This facility has a contractual interest rate of three-month LIBOR plus 2.25% margin until the conversion date when it would have a contractual interest rate of three-month LIBOR plus 3.25%. The second facility has a maximum borrowing capacity of $400.0 million which is available on a revolving basis until September 28, 2020, after which any borrowings would convert to term notes with a maturity date of September 20, 2024. This facility has a contractual interest rate of one-month LIBOR plus 1.85% margin until the conversion date when it would have a contractual interest rate of one-month LIBOR plus 2.85%. As of March 31, 2018, the asset-backed warehouse facilities had a contractual weighted average interest rate of 3.67% and are scheduled to mature between 2022 and 2024.

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

Revolving Credit Facilities

The two revolving credit facilities have a maximum borrowing capacity of $1,075.0 million. These facilities provide for an advance rate against the net book values of designated eligible equipment. The approximate average advance rate for the two facilities is 83%. These revolving credit facilities had a contractual weighted average interest rate of 4.62% as of March 31, 2018 and are scheduled to mature between 2020 and 2022.

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Derivative Instruments
Interest Rate Hedging
The Company enters into interest rate swap agreements to manage interest rate risk exposure. Interest rate swap agreements are utilized to limit the Company's exposure to interest rate risk by converting a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the lives of the agreements without an exchange of the underlying principal amounts. The counterparties to the Company's interest rate swap agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreements, the Company's exposure is limited to the interest rate differential on the notional amount at each monthly settlement period over the life of the agreements. The Company does not anticipate any non-performance by the counterparties. Substantially all of the assets of certain indirect, wholly-owned subsidiaries of the Company have been pledged as collateral for the underlying indebtedness and the amounts payable under the interest rate swap agreements for each of these entities. In addition, certain assets of the Company's subsidiaries, are pledged as collateral for various credit facilities and the amounts payable under certain interest rate swap agreements.
The Company entered into an interest rate cap agreement during the first quarter of 2018 for a total notional amount of $400 million. The agreement is amortizing over a one year term. The Company has designated this interest rate cap agreement as a cash flow hedge for accounting purposes.

As of March 31, 2018, the Company had interest rate swap and cap agreements in place to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Derivatives	Net Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Cap Rate	Weighted Average Remaining Term
Interest rate swaps	$1,233.0 Million	1.87%	n/a	4.4 years
Interest rate cap	$396.7 Million	n/a	2.9%	0.8 years

The following table summarizes the impact of derivative instruments on the consolidated statements of operations and the consolidated statements of comprehensive income (in thousands):

		Three Months Ended March 31,
Derivative instrument	Financial statement caption	2018	2017
Non-designated interest rate swaps	Realized (gain) loss on derivative instruments, net	$(248)	$599
Non-designated interest rate swaps	Unrealized (gain) loss on derivative instruments, net	$(1,186)	$(1,498)
Designated interest rate swaps	Other comprehensive (income) loss	$(15,813)	$(690)
Designated interest rate swaps	Interest and debt (income) expense	$(1,824)	$767

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Segment and Geographic Information
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

•	These operating segments were determined based on the chief operating decision maker's review and resource allocation of the products and service offered.
The following tables summarize segment information and the consolidated totals reported (in thousands):

	Three Months Ended March 31,
	2018			2017
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$314,429	$668	$315,097	$264,859	$743	$265,602
Trading margin	—	2,991	2,991	—	392	392
Net gain on sale of leasing equipment	9,218	—	9,218	5,161	—	5,161
Depreciation and amortization expense	129,854	579	130,433	117,721	159	117,880
Interest and debt expense	74,774	324	75,098	63,128	376	63,504
Realized (gain) loss on derivative instruments, net	(248)	—	(248)	599	—	599
Income before income taxes (1)	89,966	2,216	92,182	41,632	315	41,947
_______________________________________________________________________________

(1)
Segment income before income taxes excludes unrealized gains or losses on interest rate swaps and the write-off of deferred financing costs. Unrealized gains on interest rate swaps were $1.2 million and $1.5 million for the three months ended March 31, 2018 and 2017, respectively. There were no write-offs of deferred financing costs for the three months ended March 31, 2018 and 2017.

	Balance as of March 31, 2018			Balance as of December 31, 2017
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Equipment held for sale	$26,491	$16,199	$42,690	$31,534	$11,661	$43,195
Goodwill	220,864	15,801	236,665	220,864	15,801	236,665
Total assets	9,633,998	46,948	9,680,946	9,534,330	43,295	9,577,625
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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geographic Segment Information
The Company generates the majority of its leasing revenues from international containers which are deployed by its customers in a wide variety of global trade routes. The majority of the Company's leasing related revenue is denominated in U.S. dollars.
The following table summarizes the geographic allocation of equipment leasing revenues for the three months ended March 31, 2018 and 2017 based on customers' primary domicile (in thousands):

	Three Months Ended March 31,
	2018	2017
Total equipment leasing revenues:
Asia	$130,190	$114,377
Europe	143,649	119,369
Americas	31,050	21,889
Other International	9,595	9,851
Bermuda	613	116
Total	$315,097	$265,602
Since the majority of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, all of the Company's long-lived assets are considered to be international.
The following table represents the geographic allocation of equipment trading revenues for the three months ended March 31, 2018 and 2017 based on the location of the sale (in thousands):

	Three Months Ended March 31,
	2018	2017
Total equipment trading revenues:
Asia	$2,454	$1,957
Europe	4,289	1,586
Americas	4,984	1,120
Other International	1,648	821
Total	$13,375	$5,484

Note 7—Commitments
Lease Commitments
The Company has cancelable and non-cancelable operating lease agreements principally for facilities and office equipment used in the Company’s operations. Total operating lease rental expense included in administrative expenses on the consolidated statements of operations was $0.7 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively.
Contingencies
The Company is party to various pending or threatened legal or regulatory proceedings arising in the ordinary course of its business. Based upon information presently available, the Company does not expect any liabilities arising from these matters to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.
Container Equipment Purchase Commitments
At March 31, 2018, the Company had commitments to purchase equipment in the amount of $453.2 million payable in 2018.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Severance Plan
The following table summarizes changes to the Company’s total severance balance (in thousands):

Total
Balance at December 31, 2017	$9,677
Accrual	—
Payments	(2,411)
Balance at March 31, 2018	$7,266
Note 8—Income Taxes
The Company's effective tax rates were 11.2% and 16.4% for the three months ended March 31, 2018 and 2017, respectively. The Company has computed the provision for income taxes based on the estimated annual effective tax rate and the application of discrete items, if any, in the applicable period. The decrease in the effective tax rate is primarily due to a decrease in the U.S. federal income tax rate from 35% to 21% resulting from passage of the Tax Cuts and Jobs Act on December 22, 2017.
Note 9—Related Party Transactions
The Company holds a 50% interest in TriStar Container Services (Asia) Private Limited (“TriStar”), which is primarily engaged in the selling and leasing of container equipment in the domestic and short sea markets in India. The Company's equity investment in TriStar is included in other assets on the consolidated balance sheet. The following table summarizes payments, direct finance lease, and a loan payable balance with TriStar (in thousands):

	Three Months Ended March 31,
	2018	2017
Payments received from TriStar on direct finance leases	$512	$424
Payments received from TriStar on loan payable	—	43

	March 31, 2018	December 31, 2017
Direct finance lease balance	$11,451	$10,648
Note 10—Subsequent Events
Property Sale
On April 20, 2018, the Company completed the sale of a property and recorded a gain of approximately $21.0 million. Gross proceeds received from the sale were $29.0 million which were primarily used to pay off an existing mortgage on the property of approximately $18.4 million and other expenses related to the sale.
Quarterly Dividend
On May 2, 2018, the Company's Board of Directors approved and declared a $0.52 per share quarterly cash dividend on its issued and outstanding common shares, payable on June 22, 2018 to shareholders of record at the close of business on June 1, 2018.
Revolving Credit Facility
On May 8, 2018, the Company increased its borrowing capacity under one of its revolving credit facilities by $100.0 million to a maximum borrowing capacity of $1,125.0 million.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" as discussed in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2017 with the SEC on February 27, 2018 (the "Form 10-K"). Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Our Company
Triton International Limited is the world's largest lessor of intermodal containers. Intermodal containers are large, standardized steel boxes used to transport freight by ship, rail or truck. Because of the handling efficiencies they provide, intermodal containers are the primary means by which many goods and materials are shipped internationally. We also lease chassis which are used for the transportation of containers.

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

Operations
Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of March 31, 2018, our total fleet consisted of 3.5 million containers and chassis, representing 5.7 million twenty-foot equivalent units ("TEU") or 7.1 million cost equivalent units ("CEU"). We have an extensive global presence, offering leasing services through 23 offices in 15 countries and approximately 410 third party container depot facilities in approximately 45 countries as of March 31, 2018. Our primary customers include the world's largest container shipping lines. For the three months ended March 31, 2018, our twenty largest customers accounted for 85% of our lease billings, our five largest customers accounted for 54% of our lease billings, and our two largest customers, CMA CGM S.A. and MSC Mediterranean Shipping Company S.A., accounted for 20% and 14% of our lease billings, respectively.

We lease five types of equipment: (1) dry containers, which are used for general cargo such as manufactured component parts, consumer staples, electronics and apparel, (2) refrigerated containers, which are used for perishable items such as fresh and frozen foods, (3) special containers, which are used for heavy and over-sized cargo such as marble slabs, building products and machinery, (4) tank containers, which are used to transport bulk liquid products such as chemicals, and (5) chassis, which are used for the transportation of containers. Our in-house equipment sales group manages the sale process for our used containers and chassis from our equipment leasing fleet and buys and sells new and used containers and chassis acquired from third parties.

The following tables summarize our equipment fleet as of March 31, 2018, December 31, 2017 and March 31, 2017 indicated in units, TEU and CEU.

	Equipment Fleet in Units			Equipment Fleet in TEU
	March 31, 2018	December 31, 2017	March 31, 2017	March 31, 2018	December 31, 2017	March 31, 2017
Dry	3,103,671	3,077,144	2,825,562	5,039,302	5,000,043	4,585,569
Refrigerated	221,810	218,429	219,837	426,335	419,673	422,280
Special	90,867	89,066	91,702	163,155	159,172	163,080
Tank	12,188	12,124	11,958	12,188	12,124	11,958
Chassis	22,477	22,523	22,115	40,996	41,068	40,218
Equipment leasing fleet	3,451,013	3,419,286	3,171,174	5,681,976	5,632,080	5,223,105
Equipment trading fleet	12,022	10,510	20,280	19,245	16,907	31,290
Total	3,463,035	3,429,796	3,191,454	5,701,221	5,648,987	5,254,395

	Equipment Fleet in CEU(1)
	March 31, 2018	December 31, 2017	March 31, 2017
Operating leases	6,752,636	6,678,282	6,295,201
Finance leases	329,659	328,024	360,869
Equipment trading fleet	53,454	51,762	74,638
Total	7,135,749	7,058,068	6,730,708
______________________________________________________________________________

(1)
In the equipment fleet tables above, we have included total fleet count information based on CEU. CEU is a ratio used to convert the actual number of containers in our fleet to a figure based on the relative purchase prices of our various equipment types to that of a 20 foot dry container. For example, the CEU ratio for a 40 foot high cube dry container is 1.68, and a 40 foot high cube refrigerated container is 10.0. The CEU ratios used in this calculation are from our debt covenants and may differ slightly from CEU ratios used by others in the industry.

The following table summarizes the percentage of our equipment fleet in units and CEU as of March 31, 2018:

Equipment Type	Percentage of total fleet in units	Percentage of total fleet in CEU
Dry	89.6%	61.7%
Refrigerated	6.4	30.5
Special	2.6	3.0
Tank	0.4	2.7
Chassis	0.7	1.3
Equipment leasing fleet	99.7	99.2
Equipment trading fleet	0.3	0.8
Total	100.0%	100.0%
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

The following table summarizes our lease portfolio by lease type, based on CEU on-hire as of March 31, 2018, December 31, 2017 and March 31, 2017:

Lease Portfolio	March 31, 2018	December 31, 2017	March 31, 2017
Long-term leases	69.7%	72.2%	67.9%
Finance leases	4.9	4.9	5.9
Service leases	15.9	14.1	19.1
Expired long-term leases (units on-hire)	9.5	8.8	7.1
Total	100.0%	100.0%	100.0%
As of March 31, 2018, December 31, 2017 and March 31, 2017, our long-term and finance leases combined had an average remaining contractual term of approximately 42 months, 43 months, and 39 months, respectively, assuming no leases are renewed.
Operating Performance
Market conditions remained favorable during the first quarter of 2018. The inventory of available containers remains well controlled, with moderate levels of available new container inventories and exceptionally low inventories of available used containers. Expectations for containerized trade growth remain positive, with our customers and industry forecasters generally expecting growth to be in the five percent range in 2018. While the first quarter typically represents the slow season for dry containers, net container pick-up activity was positive in the first quarter of 2018, reflecting the tight supply / demand balance for containers. In addition, several of our shipping line customers and a few of our competitors continue to limit their new container purchases. We have been able to capitalize on these market conditions to drive strong operating and financial performance.
Fleet size.    As of March 31, 2018, our fleet had a net book value of $8,769.0 million, which represents an increase of 9.0% as compared to March 31, 2017. The increase in our fleet size was due to significant investments in new containers during 2017 and the first quarter of 2018.
Most forecasters expect global containerized trade growth in the range of five percent in 2018. We expect to continue to benefit from an increase in the share of new containers purchased by leasing companies and an increase in our share of new leasing transactions. As of May 3, 2018, we had invested $875.1 million in new containers for delivery in 2018.
Utilization.    Our average utilization was 98.6% during the first quarter of 2018, an increase from 98.3% in the fourth quarter of 2017 and an increase from 95.3% in the first quarter of 2017. Our current utilization is 98.8%. Our high utilization is supported by the current tight supply / demand balance for containers. We anticipate that the supply / demand balance for containers could moderate somewhat in 2018, though, we expect our utilization will remain historically high throughout the year.
The following table summarizes the equipment fleet utilization(1) for the periods indicated below.

	Quarter Ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Average Utilization (1)	98.6%	98.3%	97.6%	96.5%	95.3%
Ending Utilization (1)	98.7%	98.6%	98.0%	97.1%	95.8%

(1)	Utilization is computed by dividing our total units on lease (in CEU) by the total units in our fleet (in CEU) excluding new units not yet leased and off-hire units designated for sale.

Average lease rates.    Average lease rates for our dry container product line increased by 6.7% in the first quarter of 2018 compared to the first quarter of 2017. Market lease rates for new dry containers are currently slightly above the average lease rates of our dry container lease portfolio, and we expect our average dry container lease rates to increase further if new container prices remain in their current range and market conditions remain favorable.
However, we have a large number of dry container leases which are expired or will expire in 2018, and we could face pressure on our average dry container lease rates if new container prices and market lease rates were to decrease.

Average lease rates for our refrigerated container product line decreased by 4.0% in the first quarter of 2018 compared to the first quarter of 2017. The cost of refrigerated containers has trended down over the last few years, which has led to lower market lease rates. Market lease rates for refrigerated containers have also been pressured for several years by new leasing company entrants. Market lease rates for refrigerated containers remain below the average lease rates of our refrigerated container lease portfolio, and we expect our average lease rates for refrigerated containers to continue to trend down.
The average lease rates for special containers remained flat in the first quarter of 2018 compared to the first quarter of 2017. Current market lease rates for special containers are comparable to the average lease rates in our lease portfolio.
Equipment disposals. Average used dry container disposal prices increased by 43.7% in the first quarter of 2018 compared to the first quarter of 2017 reflecting higher new container prices and a tight supply / demand for leasing containers which has led to low drop-off volumes and reduced inventories of containers held for sale. The increase in sale prices was partially offset by a 23.3% reduction in sales volume reflecting our reduced inventories of containers held for sale.
 Credit Risk.    We faced minimal credit losses in the first quarter of 2018, and we recorded a slight credit-related gain in the first quarter due to recoveries on doubtful accounts. However, our credit risk is currently elevated due to the ongoing financial pressure faced by our shipping line customers. The container shipping industry has faced several years of excess vessel capacity, weak freight rates and poor financial results due to the combination of low trade growth and aggressive ordering of mega container vessels. Most of our customers have recently generated financial losses and many are burdened with high levels of debt. We anticipate the high volume of new vessels entering service over the next several years will complicate our customers’ efforts to increase freight rates, and we expect our customers’ financial performance will remain under pressure for some time.
We expect it will become more difficult for us to mitigate our exposure to credit risks in the future through the purchase of credit insurance. We let our credit insurance policies lapse at expiration since underwriters offered significantly reduced coverage and required a meaningful increase in insurance premiums. We currently have obtained a more limited credit insurance policy covering accounts receivable owed by some of our customers. This policy offers significantly reduced protections against a major customer default compared to the credit insurance we had in place previously, and the policy has exclusions and payment and other limitations, and therefore will not protect us from losses arising from customer defaults. We continue to monitor the availability and pricing of credit insurance and related products.

Dividends
We paid the following quarterly dividends during the three months ended March 31, 2018 and 2017 on our issued and outstanding common shares:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
March 12, 2018	March 28, 2018	$36.0 Million	$0.45
March 20, 2017	March 30, 2017	$33.2 Million	$0.45

Results of Operations
The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017 (in thousands).

	Three Months Ended March 31,
	2018	2017	Variance
Leasing revenues:
Operating leases	$310,231	$259,585	$50,646
Finance leases	4,866	6,017	(1,151)
Total leasing revenues	315,097	265,602	49,495

Equipment trading revenues	13,375	5,484	7,891
Equipment trading expenses	(10,384)	(5,092)	(5,292)
Trading margin	2,991	392	2,599

Net gain on sale of leasing equipment	9,218	5,161	4,057

Operating expenses:
Depreciation and amortization	130,433	117,880	12,553
Direct operating expenses	11,048	21,954	(10,906)
Administrative expenses	19,582	22,967	(3,385)
Transaction and other (income) costs	(29)	2,472	(2,501)
Provision (benefit) for doubtful accounts	(101)	574	(675)
Total operating expenses	160,933	165,847	(4,914)
Operating income	166,373	105,308	61,065
Other expenses:
Interest and debt expense	75,098	63,504	11,594
Realized (gain) loss on derivative instruments, net	(248)	599	(847)
Unrealized gain on derivative instruments, net	(1,186)	(1,498)	312
Other income, net	(659)	(742)	83
Total other expenses	73,005	61,863	11,142
Income before income taxes	93,368	43,445	49,923
Income tax expense	10,503	7,142	3,361
Net income	$82,865	$36,303	$46,562
Less: income attributable to noncontrolling interest	1,973	1,692	281
Net income attributable to shareholders	$80,892	$34,611	$46,281

Comparison of Three Months Ended March 31, 2018 to Three Months Ended March 31, 2017
Leasing revenues.    Per diem revenue represents revenue earned under operating lease contracts. Fee and ancillary lease revenue represents fees billed for the pick-up and drop-off of containers in certain geographic locations and billings of certain reimbursable operating costs such as repair and handling expenses. Finance lease revenue represents interest income earned under finance lease contracts.

	Three Months Ended March 31,
	2018	2017	Variance
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenues	$300,692	$248,005	$52,687
Fee and ancillary lease revenues	9,539	11,580	(2,041)
Total operating lease revenues	310,231	259,585	50,646
Finance lease revenues	4,866	6,017	(1,151)
Total leasing revenues	$315,097	$265,602	$49,495
Total leasing revenues were $315.1 million, net of lease amortization of $17.3 million, for the three months ended March 31, 2018, compared to $265.6 million, net of lease amortization of $23.4 million, in the same period in 2017, an increase of $49.5 million.
Per diem revenues were $300.7 million for the three months ended March 31, 2018 compared to $248.0 million in the same period in 2017, an increase of $52.7 million. The primary reasons for this increase are as follows:

•	$38.5 million increase due to an increase of 784,211 CEU in the average number of containers on-hire under operating leases;

•	$8.1 million increase due to an increase in average CEU per diem rates, excluding the impact of a reduction in amortization of the lease intangible; and

•	$6.1 million increase due to reduced lease intangible amortization.
Fee and ancillary lease revenues were $9.5 million for the three months ended March 31, 2018 compared to $11.6 million in the same period in 2017, a decrease of $2.0 million. The decrease was due to reduced redelivery fees relating to a decrease in the volume of container redeliveries.
Finance lease revenues were $4.9 million for the three months ended March 31, 2018 compared to $6.0 million in the same period in 2017, a decrease of $1.1 million. The decrease was mainly due to a reduction in the size of our finance lease portfolio.
Trading margin.    Trading margin was $3.0 million for the three months ended March 31, 2018 compared to $0.4 million in the same period in 2017, an increase of $2.6 million. The increase was due to an increase in both trading volume and per unit margins.
Net gain on sale of leasing equipment.    Gain on sale of equipment was $9.2 million for the three months ended March 31, 2018 compared to $5.2 million in the same period in 2017, an increase of $4.0 million. The increase was primarily due to a 43.7% increase in our average used container selling prices, partially offset by a 23.3% decrease in the volume of containers sold.
Depreciation and amortization.    Depreciation and amortization was $130.4 million for the three months ended March 31, 2018 compared to $117.9 million in the same period in 2017, an increase of $12.6 million. The primary reasons for the increase are as follows:

•	$17.3 million increase due to a net increase in the size of our depreciable fleet, partially offset by a

•	$4.7 million decrease due to equipment becoming fully depreciated.
Direct operating expenses.    Direct operating expenses primarily consists of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment that has been returned to locations with weak leasing demand. Direct operating expenses were $11.0 million for the three months ended March 31, 2018 compared to $22.0 million in the same period in 2017, a decrease of $11.0 million. The decrease was mainly due to a decrease in storage expense of $7.3 million, equipment repair expense of $2.1 million and handling expense of $0.8 million, resulting from decreases in the volume of container drop-offs and the number of idle units.
Administrative expenses.    Administrative expenses were $19.6 million for the three months ended March 31, 2018 compared to $23.0 million in the same period in 2017, a decrease of $3.4 million. The primary reasons for the decrease are as follows:

•	$2.2 million decrease due to lower payroll and benefit expenses; and

•	$1.2 million decrease due to lower professional fees.
Transaction and other costs. Transaction and other costs include severance and employee compensation costs, legal costs and other professional fees related to the combination of TCIL and TAL in an all stock merger (the "Merger"). There were minimal transaction and other costs related to the merger for the three months ended March 31, 2018 compared to $2.5 million in the same period in 2017. The reduction is due to the completion of merger related activities.
Provision for doubtful accounts.    We had a benefit for doubtful accounts of $0.1 million for the three months ended March 31, 2018 compared to a provision for doubtful accounts of $0.6 million in the three months ended March 31, 2017.
Interest and debt expense.    Interest and debt expense was $75.1 million for the three months ended March 31, 2018, compared to $63.5 million in the same period in 2017, an increase of $11.6 million. The primary reasons for this increase are as follows:

•	$5.2 million increase due to an increase in the average debt balance of $528.0 million for the three months ended March 31, 2018 compared to the same period in 2017; and

•
$6.4 million increase due to an increase in the average effective interest rate to 4.31% for the three months ended March 31, 2018 compared to 3.94% in the same period in 2017. The increase in the effective interest rate was primarily due to an increase in short-term interest rates combined with a larger portion of our debt balance at fixed rates.

Realized (gain) loss on derivative instruments, net.     Realized gain on derivative instruments, net was $0.2 million for the three months ended March 31, 2018, compared to a realized loss of $0.6 million in the same period in 2017, an increase of $0.8 million. This increase is mainly due to an increase in the average one-month LIBOR rate and the reduction of the underlying swap notional amounts due to amortization, terminations, and expirations in the three months ended March 31, 2018 compared to the same period in 2017.
Unrealized (gain) on derivative instruments. Unrealized gain on derivative instruments, net was $1.2 million for the three months ended March 31, 2018 compared to $1.5 million in the same period in 2017, a decrease of $0.3 million. The unrealized gain decreased despite a sharper increase in long-term interest rates during the three months ended March 31, 2018 compared to the same period in 2017 as a result of a decrease in the notional value of our swap portfolio.

Income taxes. Income tax expense was $10.5 million for the three months ended March 31, 2018 compared to $7.1 million in the same period in 2017, an increase in income tax expense of $3.4 million. The increase in income tax expense in 2018 was driven by an increase in pre-tax income of $49.9 million partially offset by a decrease in the effective tax rate to 11.2% from 16.4%. Our effective tax rate decreased due to the reduction in the U.S. federal income tax rates resulting from the passage of the Tax Cuts and Jobs Act on December 22, 2017.

Income attributable to non-controlling interests. Income attributable to non-controlling interests was $2.0 million for the three months ended March 31, 2018 compared to $1.7 million in the same period in 2017, an increase of $0.3 million. The increase was a result of higher income from gains on the disposition of container rental equipment attributable to the non-controlling interests, partially offset by a reduction in the size of the portfolio of containers owned by the entity in which the non-controlling interests maintain their ownership.
.
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
Equipment trading
We purchase containers from shipping line customers and other sellers of containers, and resell these containers to container retailers and users of containers for storage or one-way shipment. Equipment trading segment revenues represent the proceeds on the sale of containers purchased for resale. Equipment trading segment expenses include the cost of containers purchased for resale that were sold during the period and related selling costs, as well as direct operating expenses, administrative expenses and interest and debt expense.
The results of operations of our trading segment is discussed above in our results of operations comparisons in the trading margin comparison.

Segment income before income taxes
The following table lists the income before income taxes for the equipment leasing and equipment trading segments for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Income before income taxes(1)
Equipment leasing segment	$89,966	$41,632
Equipment trading segment	2,216	315
Total	$92,182	$41,947
_______________________________________________________________________________

(1)
Segment income before income taxes excludes unrealized gains or losses on interest rate swaps and the write-off of deferred financing costs. Unrealized gains on interest rate swaps were $1.2 million and $1.5 million for the three months ended March 31, 2018 and 2017, respectively. There were no write-offs of deferred financing costs for the three months ended March 31, 2018 and 2017, respectively.

Liquidity and Capital Resources
Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, principal payments on finance lease receivables, and borrowings under our credit facilities. Our principal uses of cash include capital expenditures, debt service requirements and distributing dividends.
For the twelve months ended March 31, 2018, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment and principal payments on our finance leases was $1.1 billion. In addition, as of March 31, 2018, we had $118.3 million of cash and cash equivalents and $1.5 billion of additional borrowing capacity under our current credit facilities.
As of March 31, 2018, our cash commitments in the next 12 months include $756.5 million of scheduled principal payments on our existing debt facilities and $579.2 million of committed but unpaid capital expenditures.
We believe that cash provided by operating activities, existing cash, proceeds from the sale of our leasing equipment, principal payments on our finance lease receivables and availability under our borrowing facilities will be sufficient to meet our obligations over the next 12 months.
Debt Agreements
Pursuant to the terms of certain debt agreements, we are required to maintain certain restricted cash accounts. As of March 31, 2018, we had restricted cash of $128.7 million.

At March 31, 2018, our outstanding indebtedness was comprised of the following (amounts in millions):

	Amount Outstanding	Maximum Borrowing Level
Institutional notes	$2,358.2	$2,358.2
Asset-backed securitization term notes	2,741.7	2,741.7
Term loan facilities	1,654.5	1,654.5
Asset-backed warehouse facility	130.0	600.0
Revolving credit facilities	40.0	1,075.0
Capital lease obligations	96.2	96.2
Total debt outstanding	7,020.6	8,525.6
Debt costs	(43.0)	—
Unamortized fair value debt adjustment	(24.8)	—
Total debt outstanding	$6,952.8	$8,525.6
The maximum borrowing levels depicted in the chart above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets. As of March 31, 2018, the actual availability under all of our credit facilities was approximately $458.9 million.
As of March 31, 2018, we had $4,638.8 million of total debt outstanding on facilities with fixed interest rates. These fixed rate facilities are scheduled to mature between 2018 and 2029 and had a contractual weighted average interest rate of 4.27% as of March 31, 2018.
As of March 31, 2018, we had $2,381.8 million of total debt outstanding on facilities with interest rates based on floating rate indices (LIBOR). These floating rate facilities are scheduled to mature between 2018 and 2024 and had a contractual weighted average interest rate of 3.93% as of March 31, 2018. Including the impact of our interest rate swaps, the contractual weighted average interest rate on our floating rate facilities was 3.95% as of March 31, 2018.
We hedge the risks associated with fluctuations in interest rates on a portion of our floating rate borrowings by entering into interest rate swap agreements that convert a portion of our floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of March 31, 2018, we had interest rate swaps in place with a notional amount of $1,233.0 million to fix the floating interest rates on a portion of our floating rate debt obligations. As of March 31, 2018, these interest rate swaps had a weighted average fixed leg interest rate of 1.87% and a weighted average remaining term of 4.4 years.
As of March 31, 2018, we had a combined $5,871.8 million of total debt on facilities with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap contracts. The fixed facilities and fixed interest rate swap contracts had a contractual weighted average interest rate of 4.19% and a weighted average remaining term of 4.3 years.
Overall, we had a contractual weighted average interest rate of 4.16% as of March 31, 2018, including the impact of the swap contracts.
For additional information on our debt obligations, please refer to Note 4 - “Debt” in the Notes to Consolidated Financial Statements in Item 1.
Debt Covenants
We are subject to certain financial covenants under our debt agreements. The debt agreements are the obligations of our subsidiaries and all related debt covenants are calculated at the subsidiary level. Failure to comply with these covenants could result in a default under the related credit agreements and the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors. As of March 31, 2018, we were in compliance with all such covenants.

Non-GAAP Measures

We primarily rely on our results measured in accordance with generally accepted accounting principles ("GAAP") in evaluating our business. The covenant descriptions below include non-GAAP financial measures that are defined in our debt agreements. Fixed Charge Coverage Ratio, Minimum Consolidated Tangible Net Worth ("CTNW"), Funded Debt Ratio, Earnings Before Interest and Taxes ("EBIT"), Cash Interest Expense, Minimum Tangible Net Worth ("TNW") and Indebtedness are non-GAAP financial measures defined in our debt agreements that are used to determine our compliance with certain covenants contained in our debt agreements and should not be used as a substitute for analysis of our results as reported under GAAP. However, we believe that the inclusion of this non-GAAP information provides additional information to investors regarding our debt covenant compliance.

TCIL Covenants

The Fixed Charge Coverage Ratio is the rolling six-quarter ratio of consolidated net income of our Triton Container International Limited ("TCIL") subsidiary available for fixed charges to fixed charges. Consolidated net income excludes non-cash gains and losses on derivatives and certain Merger costs, plus cash distributions received from certain unrestricted subsidiaries, plus all fixed charges. Fixed charges are the sum of interest expense and operating rental payments less interest income and the amortization of debt costs.

Minimum CTNW of our TCIL subsidiary comprises the equity of TCIL and its restricted subsidiaries, excluding any non-cash gains and/or losses from derivatives, less the sum of all intangible assets and restricted investments of TCIL and its subsidiaries. For the purpose of calculating Minimum CTNW, TCIL's investments in certain unrestricted subsidiaries are included in equity.

Funded Debt Ratio is the ratio of total debt of our TCIL subsidiary to CTNW.

TAL Covenants

The EBIT to Cash Interest Expense ratio is the rolling four-quarter ratio of EBIT to Cash Interest Expense for our TAL International Group, Inc. ("TAL") subsidiary. EBIT is calculated as earnings before interest expense and income taxes, net gain or losses on interest rate swaps, certain non-cash charges, and Merger costs. Cash Interest Expense is calculated as interest expense paid in cash and excludes interest income and amortization of debt costs.

Minimum TNW is calculated as total tangible assets less total indebtedness for our TAL subsidiary.

Indebtedness to TNW is calculated as the ratio of Indebtedness to TNW for our TAL subsidiary.

The compliance levels of our primary financial covenants as of March 31, 2018 are summarized as follows:

Financial Covenant	Entity	Covenant Threshold	Actual Value
Fixed Charge Coverage Ratio	TCIL	Shall not be less than 1.25:1	2.03:1
Minimum Consolidated Tangible Net Worth	TCIL	Shall not be less than $855 million	$1,642.4 million
Funded Debt Ratio	TCIL	Shall not exceed 4.0:1	2.36:1
EBIT to Cash Interest Expense	TAL	Shall not be less than 1.10:1	2.16:1
Minimum TNW	TAL	Shall not be less than $750 million	$868.9 million
Indebtedness to TNW	TAL	Shall not exceed 4.75:1	3.66:1
Cash Flow
The following table sets forth certain cash flow information for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$231,464	$162,941
Net cash (used in) investing activities	$(204,957)	$(215,543)
Net cash (used in) provided by financing activities	$(5,686)	$82,180
Operating Activities
Net cash provided by operating activities increased by $68.6 million to $231.5 million in the three months ended March 31, 2018 compared to $162.9 million in the same period in 2017, primarily due to an increase in our profitability.

Investing Activities
Net cash used in investing activities decreased by $10.5 million to $205.0 million in the three months ended March 31, 2018, compared to $215.5 million in the same period in 2017. This decrease was primarily due to a decrease in the purchases of leasing equipment of $7.0 million and an increase in cash proceeds from the sale of equipment of $3.9 million.
Financing Activities
In the three months ended March 31, 2018, cash flows used in financing activities was $5.7 million, compared to cash flows provided by financing activities of $82.2 million in the same period in 2017. Net borrowings, inclusive of debt issuance costs, under debt facilities decreased to $35.4 million during the three months ended March 31, 2018 compared to an increase of $120.3 million during the same period in 2017. In the first quarter of 2018, net borrowings under our debt facilities decreased as a result of an increase in our profitability combined with a slight reduction in our purchases of leasing equipment.
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
The following table summarizes our contractual obligations and commercial commitments as of March 31, 2018 (in millions):

	Contractual Obligations by Period
Contractual Obligations:	Total	Remaining 2018	2019	2020	2021	2022 and thereafter
Principal debt obligations	$6,930.6	$582.7	$1,223.2	$1,035.5	$888.1	$3,201.1
Interest on debt obligations(1)	1,107.2	212.5	245.1	198.8	159.7	291.1
Capital lease obligations(2)	109.9	23.7	11.2	10.8	10.8	53.4
Operating leases (mainly facilities)	10.5	3.8	2.6	1.7	1.2	1.2
Purchase obligations:
Equipment purchases payable	126.0	126.0	—	—	—	—
Equipment purchase commitments	453.2	453.2	—	—	—	—
Severance benefit commitment	7.3	7.3	—	—	—	—
Total contractual obligations	$8,744.7	$1,409.2	$1,482.1	$1,246.8	$1,059.8	$3,546.8
_______________________________________________________________________________

(1)	Amounts include actual interest for fixed debt and estimated interest for floating rate debt based on March 31, 2018 rates and the net effect of our interest rate swaps.

(2)	Amounts include interest.
Off-Balance Sheet Arrangements
As of March 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
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
As of March 31, 2018, we had interest rate swap and cap agreements in place to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Derivatives	Net Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Cap Rate	Weighted Average Remaining Term
Interest rate swaps	$1,233.0 Million	1.87%	n/a	4.4 years
Interest rate cap	$396.7 Million	n/a	2.9%	0.8 years
Certain of our interest rate swap and cap agreements are designated as cash flow hedges for accounting purposes, and any unrealized gains or losses related to the changes in fair value are recognized in accumulated comprehensive income and re-classed to interest and debt expense as they are realized. A portion of our swap portfolio is not designated and changes in the fair value of non-designated interest rate swap agreements are recognized in the consolidated statements of operations as unrealized gain on derivative instruments, net and reclassified to realized (gain) loss on derivative instruments, net as they are realized.
We recognized activity on our interest rate swap agreements for the three months ended March 31, 2018 and 2017 as shown in the table below (in thousands):

		Three Months Ended March 31,
Derivative instrument	Financial statement caption	2018	2017
Non-designated interest rate swaps	Realized (gain) loss on derivative instruments, net	$(248)	$599
Non-designated interest rate swaps	Unrealized (gain) loss on derivative instruments, net	$(1,186)	$(1,498)
Designated interest rate swaps	Other comprehensive (income) loss	$(15,813)	$(690)
Designated interest rate swaps	Interest and debt (income) expense	$(1,824)	$767
As of March 31, 2018, we had a combined $5,871.8 million of total debt on facilities with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap contracts. Therefore we are exposed to fluctuations in interest rates on the unhedged portion of our floating rate debt. A 100 basis point increase in the interest rates on our unhedged floating rate debt (LIBOR) would result in an increase of approximately $11.2 million in interest expense over the next 12 months.

Foreign currency exchange rate risk

Although we have significant foreign-based operations, the majority of our revenues and our operating expenses for the three months ended March 31, 2018 and 2017 were denominated in U.S. dollars. We pay our non-U.S. employees in local currencies and certain operating expenses are denominated in foreign currencies. This activity is primarily denominated in the Euro and the British pound. During the three months ended March 31, 2018 and 2017, net foreign currency exchange gains and losses recorded in administration expenses in our statement of operations were immaterial.
ITEM 4.    CONTROLS AND PROCEDURES.
Our senior management has evaluated the effectiveness and design of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e)), as of March 31, 2018. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded, as of March 31, 2018, that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) that occurred during the quarter ended March 31, 2018, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TRITON INTERNATIONAL LIMITED

May 8, 2018	By:	/s/ JOHN BURNS
John Burns
Chief Financial Officer