Form 10-Q
period 2018-06-30
Triton International Ltd
filed 2018-08-07
CIK 1660734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2018
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
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☐    NO ☒
As of August 3, 2018, there were 80,855,072 common shares, $0.01 par value, of the registrant outstanding.

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
Forward-looking statements in this report are subject to a number of known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those described in the forward-looking statements, including, but not limited to, the risks and uncertainties described in the section entitled "Risk Factors" in our Annual Report on Form 10-K, filed with the SEC on February 27, 2018, (the "Form 10-K"), in this Report on Form 10-Q and in any Form 10-Q filed or to be filed by us, as well as in the other documents we file with the SEC from time to time, and such risks and uncertainties are specifically incorporated herein by reference.
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

ITEM 1.    FINANCIAL STATEMENTS
TRITON INTERNATIONAL LIMITED
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS:
Leasing equipment, net of accumulated depreciation of $2,441,745 and $2,218,897	$8,956,091	$8,364,484
Net investment in finance leases	270,746	295,891
Equipment held for sale	50,068	43,195
Revenue earning assets	9,276,905	8,703,570
Cash and cash equivalents	48,145	132,031
Restricted cash	132,433	94,140
Accounts receivable, net of allowances of $2,861 and $3,002	229,697	199,876
Goodwill	236,665	236,665
Lease intangibles, net of accumulated amortization of $177,187 and $144,081	121,270	154,376
Other assets	35,534	49,591
Fair value of derivative instruments	29,467	7,376
Total assets	$10,110,116	$9,577,625
LIABILITIES AND SHAREHOLDERS' EQUITY:
Equipment purchases payable	$159,454	$128,133
Fair value of derivative instruments	—	2,503
Accounts payable and other accrued expenses	93,008	109,999
Net deferred income tax liability	243,342	215,439
Debt, net of unamortized debt costs of $44,603 and $40,636	7,282,056	6,911,725
Total liabilities	7,777,860	7,367,799
Shareholders' equity:
Common shares, $0.01 par value, 294,000,000 shares authorized, 80,855,072 and 80,687,757 shares issued and outstanding, respectively	809	807
Undesignated shares, $0.01 par value, 6,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	894,005	889,168
Accumulated earnings	1,269,429	1,159,367
Accumulated other comprehensive income	38,358	26,942
Total shareholders' equity	2,202,601	2,076,284
Non-controlling interests	129,655	133,542
Total equity	2,332,256	2,209,826
Total liabilities and equity	$10,110,116	$9,577,625

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Leasing revenues:
Operating leases	$324,954	$276,160	$635,185	$535,745
Finance leases	4,817	5,779	9,683	11,796
Total leasing revenues	329,771	281,939	644,868	547,541

Equipment trading revenues	18,099	12,755	31,474	18,239
Equipment trading expenses	(14,105)	(11,427)	(24,489)	(16,519)
Trading margin	3,994	1,328	6,985	1,720

Net gain on sale of leasing equipment	11,105	9,639	20,323	14,800
Net gain on sale of building	20,953	—	20,953	—

Operating expenses:
Depreciation and amortization	133,894	124,091	264,327	241,971
Direct operating expenses	10,195	15,609	21,243	37,563
Administrative expenses	20,775	22,068	40,357	45,035
Transaction and other (income) costs	(1)	836	(30)	3,308
(Benefit) provision for doubtful accounts	(25)	(113)	(126)	461
Total operating expenses	164,838	162,491	325,771	328,338
Operating income	200,985	130,415	367,358	235,723
Other expenses:
Interest and debt expense	79,027	70,777	154,125	134,281
Realized (gain) loss on derivative instruments, net	(492)	283	(740)	882
Unrealized (gain) loss on derivative instruments, net	(111)	789	(1,297)	(709)
Write-off of debt costs	503	43	503	43
Other (income), net	(585)	(974)	(1,244)	(1,716)
Total other expenses	78,342	70,918	151,347	132,781
Income before income taxes	122,643	59,497	216,011	102,942
Income tax expense	15,890	11,483	26,393	18,625
Net income	$106,753	$48,014	$189,618	$84,317
Less: income attributable to noncontrolling interest	1,883	2,343	3,856	4,035
Net income attributable to shareholders	$104,870	$45,671	$185,762	$80,282
Net income per common share—Basic	$1.31	$0.62	$2.32	$1.09
Net income per common share—Diluted	$1.30	$0.62	$2.30	$1.08
Cash dividends paid per common share	$0.52	$0.45	$0.97	$0.90
Weighted average number of common shares outstanding—Basic	80,044	73,763	80,007	73,752
Dilutive restricted shares and share options	611	414	589	356
Weighted average number of common shares outstanding—Diluted	80,655	74,177	80,596	74,108

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$106,753	$48,014	$189,618	$84,317
Other comprehensive income:
Change in fair value of derivative instruments designated as cash flow hedges (net of income tax effect of $1,350, ($2,367), $4,704 and ($2,109), respectively)	5,005	(4,349)	17,464	(3,917)
Reclassification of (gain) loss on interest rate swap agreements designated as cash flow hedges (net of income tax effect of ($393), $204, ($745) and $461, respectively)	(1,461)	490	(2,933)	1,000
Tax reclassification to accumulated earnings for the adoption of ASU 2018-02	—	—	(3,029)	—
Foreign currency translation adjustment	(179)	115	(86)	112
Other comprehensive income (loss), net of tax	3,365	(3,744)	11,416	(2,805)
Comprehensive income	110,118	44,270	201,034	81,512
Other comprehensive income attributable to noncontrolling interest	1,883	2,343	3,856	4,035
Comprehensive income attributable to shareholders	$108,235	$41,927	$197,178	$77,477

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$189,618	$84,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	264,327	241,971
Amortization of deferred financing cost and other debt related amortization	6,627	6,761
Lease related amortization	37,722	47,093
Share-based compensation expense	5,661	3,298
Net (gain) on sale of leasing equipment	(20,323)	(14,800)
Net (gain) on sale of building	(20,953)	—
Unrealized (gain) on derivative instruments	(1,297)	(709)
Write-off of debt cost	503	43
Deferred income taxes	23,946	17,106
Changes in operating assets and liabilities:
Accounts receivable	(30,551)	(1,823)
Accounts payable and other accrued expenses	(16,788)	(25,396)
Net equipment sold for resale activity	(11,686)	248
Other assets	(1,218)	(656)
Net cash provided by operating activities	425,588	357,453
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(884,007)	(665,473)
Proceeds from sale of equipment, net of selling costs	83,443	90,139
Proceeds from the sale of building	27,630	—
Cash collections on finance lease receivables, net of income earned	29,598	29,953
Other	(64)	55
Net cash (used in) in investing activities	(743,400)	(545,326)
Cash flows from financing activities:
Redemption of common shares for withholding taxes	(822)	—
Debt issuance costs	(9,567)	(19,844)
Borrowings under debt facilities	1,417,985	1,582,882
Payments under debt facilities and capital lease obligations	(1,049,996)	(1,180,787)
Dividends paid	(77,638)	(66,384)
Distributions to noncontrolling interests	(7,743)	(9,709)
Net cash provided by financing activities	272,219	306,158
Net (decrease) increase in cash, cash equivalents and restricted cash	$(45,593)	$118,285
Cash, cash equivalents and restricted cash, beginning of period	226,171	163,492
Cash, cash equivalents and restricted cash, end of period	$180,578	$281,777
Supplemental disclosures:
Interest paid	$148,007	$127,360
Supplemental non-cash investing activities:
Equipment purchases payable	$159,454	$153,594

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

The interim consolidated balance sheet as of June 30, 2018, the consolidated statements of operations and the consolidated statements of comprehensive income for the three and six months ended June 30, 2018 and 2017, and the consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 are unaudited. The consolidated balance sheet as of December 31, 2017, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. These unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company’s financial position, results of operations, comprehensive income, and cash flows for the periods presented. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The consolidated results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2018 or for any other future annual or interim period.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reporting period and disclosure of contingent assets and liabilities in the financial statements. Such estimates include, but are not limited to, the Company's estimates in connection with leasing equipment, residual values, depreciable lives, values of assets held for sale and other long lived assets, provision for income tax, allowance for doubtful accounts, share-based compensation, goodwill and intangible assets. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company's equipment leases and trade receivables subject it to potential credit risk. The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis. The Company's two largest customers CMA CGM S.A. and MSC Mediterranean Shipping Company S.A., accounted for 20% and 14%, respectively, of the Company's lease billings during the six months ended June 30, 2018.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

New Accounting Pronouncements

Recently Adopted Accounting Standards Updates

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, amending previous updates regarding this topic. Leasing revenue recognition is specifically excluded from this ASU, and therefore, the new standard only applied to equipment trading revenues and sales of leasing equipment. The adoption of this ASU had minimal impact on the Company since the majority of its sales contracts are for containers and do not contain multiple elements. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company adopted the standard on January 1, 2018, using the modified retrospective approach. The adoption of Topic 606 did not impact its leasing revenue recognition model because, as noted above, leasing revenue recognition, including ancillary fees, is specifically excluded from this ASU.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The Company adopted this guidance on January 1, 2018 using the retrospective approach. Upon adoption, the Company recorded an increase of $61.8 million in net cash provided by financing activities for the six months ended June 30, 2017 related to presentation changes of its restricted cash balance from financing activities to the cash, cash equivalents and restricted cash balance within the consolidated statements of cash flows.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows a reclassification from accumulated other comprehensive income to accumulated earnings for tax effects resulting from the Tax Cuts and Jobs Act (the “Act”) and requires certain new disclosures. ASU 2018-02 will be effective for the Company for fiscal years beginning after

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 15, 2018, with early adoption permitted. The update should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. The Company elected to adopt this ASU in the first quarter of 2018 by making a one-time reclassification in the period of change of stranded tax effects from accumulated other comprehensive income to accumulated earnings related to the change in tax rates resulting from the Act. The reclassified amount of $3.0 million represents the difference between the amount initially recorded directly to accumulated other comprehensive income at the previously enacted US federal corporate income tax rate as of December 31, 2017 and the amount that would have been recorded directly to accumulated other comprehensive income as of December 31, 2017 by using the newly enacted US federal corporate income tax rate.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update add various Securities and Exchange Commission (“SEC) paragraphs pursuant to the issuance of SEC Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”). The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. The Company recorded the effects of the change in the tax law pursuant to SAB 118 as of December 31, 2017. The Company adopted the standard on January 1, 2018. There were no updates to the amounts recorded as of December 31, 2017 during the first six months of 2018.

Recently Issued Accounting Standards Updates

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) that replaces existing lease accounting guidance. The accounting standard will require lessees to recognize a right of use asset and a corresponding lease liability on their balance sheets. The accounting that will be applied by lessors under ASC 842 is largely unchanged from previous GAAP. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and ASC 606, Revenue from Contracts with Customers. We currently plan to adopt the standard on its effective date of January 1, 2019. We are currently quantifying the expected recognition on our balance sheet for a right to use asset and a lease liability as required by the standard. We do not expect the adoption of the standard to have a significant impact on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance affects trade receivables and net investments in leases and requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectability. The new guidance will be effective for fiscal years and interim periods beginning after December 15, 2019 and early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Different components of the guidance require modified retrospective and/or prospective adoption. Based on the composition of the Company's receivables, current market conditions and historical credit loss activity, the Company does not expect the adoption of this ASU to have a significant impact on the consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07 (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting that expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for certain exemptions specified in the amendment. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

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

Fair Value of Debt

The Company does not measure debt, net of unamortized debt costs, at fair value in its consolidated balance sheets. The fair value was measured using Level 2 inputs and the carrying value and fair value are summarized in the following table (in thousands):

	June 30, 2018	December 31, 2017
Liabilities
Total debt - carrying value (1)	$7,348,568	$6,979,877
Total debt - fair value	$7,328,218	$6,991,537

(1)	Excludes unamortized debt costs of $44.6 million and $40.6 million and purchase price debt adjustments of $21.9 million and $27.5 million as of June 30, 2018 and December 31, 2017, respectively.

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

	June 30, 2018	December 31, 2017
Assets
Equipment held for sale - assets at fair value (1)	$4,193	$6,104
Cumulative impairment charges (2)	$(1,462)	$(2,242)

(1)
Represents the fair value of containers included in equipment held for sale in the consolidated balance sheets that have been impaired to write down the carrying value of the containers to their estimated fair value less cost to sell.

(2)	Represents the cumulative impairment charges recognized on equipment held for sale from the date of designated held for sale status to the indicated period end date.

The Company recognized net impairment charges of $0.5 million and $1.4 million for the three and six months ended June 30, 2018, respectively. The Company recognized net impairment reversals of $0.5 million and $1.0 million for the three and six months ended June 30, 2017, respectively.

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of derivative instruments on its consolidated balance sheets as of June 30, 2018 and December 31, 2017 was as follows (in thousands):

	Asset Derivatives		Liability Derivatives
Derivative Instrument	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Interest rate swap contracts, designated	$24,347	$3,554	$—	$2,503
Interest rate swap contracts, not designated	5,119	3,822	—	—
Interest rate cap, designated	1	—	—	—
Total derivatives	$29,467	$7,376	$—	$2,503

Fair Value of Other Assets and Liabilities

Cash and cash equivalents, restricted cash, accounts receivable, equipment purchases payable and accounts payable carrying amounts approximate fair values because of the short-term nature of these instruments. The Company’s other financial and non-financial assets, which include leasing equipment, finance leases, intangible assets and goodwill, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, and the Company determines that these other financial and non-financial assets are impaired after completing an evaluation, these assets would be written down to their fair value.

Note 3—Share-Based Compensation and Other Equity Matters

The Company recognizes share-based compensation expense for share-based payment transactions based on the grant date’s fair value. The expense is recognized over the employee's requisite service period which is generally the vesting period of the equity award. The Company recognized $3.2 million and $2.2 million of share-based compensation expense in administrative expenses for the three months ended June 30, 2018 and 2017, respectively, and recognized $5.7 million and $3.3 million of share-based compensation expense in administrative expenses for the six months ended June 30, 2018 and 2017. Included in the expense are certain performance-based share expense where the achievement of the performance condition was deemed probable.

As of June 30, 2018, the total unrecognized compensation expense related to non-vested restricted shares was approximately $10.5 million, which is expected to be recognized through 2020.

During the six months ended June 30, 2018, the Company granted 138,445 time-based restricted shares and canceled 28,838 vested shares to settle payroll taxes on behalf of employees. Additional shares may be accrued and granted based upon the Company's performance measured against selected peers. On May 2, 2018, the Company granted 39,320 shares to non-employee directors at a fair value of $31.85 per share that vested immediately.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income, net of tax, for the six months ended June 30, 2018 and 2017 (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2017	$31,215	$(4,273)	$26,942
Change in fair value of derivative instruments designated as cash flow hedges	17,464	—	17,464
Reclassification of (gain) on interest rate swap agreements designated as cash flow hedges	(2,933)	—	(2,933)
Tax reclassification for the adoption of ASU 2018-02 accumulated earnings	(3,029)	—	(3,029)
Foreign currency translation adjustment	—	(86)	(86)
Other comprehensive income	11,502	(86)	11,416
Balance as of June 30, 2018	$42,717	$(4,359)	$38,358

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2016	$31,182	$(4,424)	$26,758
Change in fair value of derivative instruments designated as cash flow hedges	(3,917)	—	(3,917)
Reclassification of loss on interest rate swap agreements designated as cash flow hedges	1,000	—	1,000
Foreign currency translation adjustment	—	112	112
Other comprehensive income (loss)	(2,917)	112	(2,805)
Balance as of June 30, 2017	$28,265	$(4,312)	$23,953

The following table summarizes the reclassifications out of accumulated other comprehensive income (in thousands):

	Amounts Reclassified From Accumulated Other Comprehensive Income				Affected Line Item in the Consolidated Statements of Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Reclassification of (gain) loss on interest rate swap agreements	$(1,854)	$694	$(3,678)	$1,461	Interest and debt expense
Income tax expense (benefit)	393	(204)	745	(461)	Income tax expense
Amounts reclassified from accumulated other comprehensive income, net of tax	$(1,461)	$490	$(2,933)	$1,000	Net income

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Debt

Debt consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Institutional notes	$2,239,057	$2,381,000
Asset-backed securitization term notes	3,004,419	2,378,470
Term loan facilities	1,496,942	1,701,998
Asset-backed warehouse facility	175,000	110,000
Revolving credit facilities	340,000	305,000
Capital lease obligations	93,150	103,409
Total debt outstanding	7,348,568	6,979,877
Debt costs	(44,603)	(40,636)
Unamortized fair value debt adjustment	(21,909)	(27,516)
Debt, net of unamortized debt costs	$7,282,056	$6,911,725

The Company is subject to certain financial covenants under its debt agreements. The agreements remain the obligations of the respective subsidiaries, and all related debt covenants are calculated at the subsidiary level. As of June 30, 2018 and December 31, 2017, the Company was in compliance with all financial covenants in accordance with the terms of its debt agreements.

As of June 30, 2018, the Company had $4,813.0 million of total debt outstanding on facilities with fixed interest rates. These fixed rate facilities had a contractual weighted average interest rate of 4.24%, are scheduled to mature between 2018 and 2029, and had a weighted average remaining term of 4.3 years as of June 30, 2018.

As of June 30, 2018, the Company had $2,535.5 million of debt outstanding on facilities with interest rates based on floating rate indices (LIBOR). These floating rate facilities had a contractual weighted average interest rate of 4.11%, are scheduled to mature between 2018 and 2024, and had a weighted average remaining term of 2.8 years as of June 30, 2018. Including the impact of the Company's interest rate swaps, the contractual weighted average interest rate on its floating rate facilities was 4.01% as of June 30, 2018.

The Company hedges the risks associated with fluctuations in interest rates on a portion of its floating rate borrowings by entering into interest rate swap agreements that convert a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of June 30, 2018, the Company had interest rate swaps in place with a notional amount of $1,225.2 million to fix the floating interest rates on a portion of its floating rate debt obligations, with a weighted average fixed leg interest rate of 1.88% and a weighted average remaining term of 4.1 years.

As of June 30, 2018, the Company had $6,038.2 million of total debt on facilities with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap contracts. This accounts for 82.2% of total debt. These facilities had a contractual weighted average interest rate of 4.17% and a weighted average remaining term of 4.2 years as of June 30, 2018.

Overall, the Company's total debt had a contractual weighted average interest rate of 4.16% as of June 30, 2018, including the impact of the swap contracts.

The Company wrote-off $0.5 million of debt related costs for the three and six months ended June 30, 2018 and wrote-off a minimal amount of debt related costs for the three and six months ended June 30, 2017.

Institutional Notes

In accordance with the institutional note agreements, interest payments on the Company's institutional notes are due semi-annually. Institutional note maturities typically range from 7 - 12 years, with level principal payments due annually following an interest-only period. The Company's institutional notes are pre-payable (in whole or in part) at the Company's option at any time, subject to certain provisions in the note agreements, including the payment of a make-whole premium in respect to such prepayment. These facilities provide for an advance rate against the net book values of designated eligible equipment generally in the range

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

from 83% to 85%. These institutional notes had a contractual weighted average interest rate of 4.74% as of June 30, 2018 and are scheduled to mature between 2018 and 2029.

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

The Company’s borrowings under the ABS facilities amortize in monthly installments, typically in level payments over ten years. These facilities provide for an advance rate against the net book values of designated eligible equipment generally in the range from 77% to 87%. The net book values for purposes of calculating eligible equipment is determined according to the related debt agreement and may be different than those calculated per U.S. GAAP. The Company is required to maintain restricted cash balances on deposit in designated bank accounts equal to three to nine months of interest expense depending on the terms of each facility.

These asset-backed securitization term notes had a contractual weighted average interest rate of 3.87% as of June 30, 2018 and are scheduled to mature between 2018 and 2028.

On March 20, 2018, the Company completed an offering of $450.0 million of Class A and B fixed rate asset-backed notes. The notes have a contractual weighted average interest rate of 3.99% and a scheduled maturity of March 20, 2028.

On June 20, 2018, the Company completed an offering of $367.9 million of Class A and B fixed rate asset-backed notes. The notes have a contractual weighted average interest rate of 4.23% and a scheduled maturity of June 20, 2028.

Term Loan Facilities

The term loan facilities amortize in monthly or quarterly installments. These facilities provide for an advance rate against the net book values of designated eligible equipment generally in the range from 80% to 83%. These term loan facilities had a contractual weighted average interest rate of 4.09% as of June 30, 2018, and are scheduled to mature between 2019 and 2022.

On April 20, 2018, the Company sold an office building for net proceeds of $27.6 million and recorded a gain on sale of $21.0 million. The proceeds of the sale were used to pay off the mortgage balance of $18.3 million plus accrued interest of $0.1 million.

On May 31, 2018, the Company extinguished a term loan and paid the outstanding balance of $93.9 million. The Company wrote-off debt costs of $0.5 million relating to the loan.

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

The Company has two asset-backed warehouse facilities which have a combined maximum borrowing capacity of $600.0 million. One facility has a maximum borrowing capacity of $200.0 million which is available on a revolving basis until March 10, 2019, after which any borrowings would convert to term notes with a maturity date of March 21, 2022. This facility has a contractual interest rate of three-month LIBOR plus 2.25% margin until the conversion date when it would have a contractual interest rate of three-month LIBOR plus 3.25%. The second facility has a maximum borrowing capacity of $400.0 million which is available on a revolving basis until September 28, 2020, after which any borrowings would convert to term notes with a maturity date of September 20, 2024. This facility has a contractual interest rate of one-month LIBOR plus 1.85% margin until the conversion date when it would have a contractual interest rate of one-month LIBOR plus 2.85%. As of June 30, 2018, the asset-backed warehouse facilities had a contractual weighted average interest rate of 3.93% and are scheduled to mature between 2022 and 2024.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Revolving Credit Facilities

The revolving credit facilities have a maximum borrowing capacity of $1,175.0 million. These facilities provides for an advance rate against the net book values of designated eligible equipment. The approximate average advance rate for these facilities is 83%. The revolving credit facilities had a contractual weighted average interest rate of 4.15% as of June 30, 2018 and are scheduled to mature between 2020 and 2022.

On May 8, 2018, the Company increased its credit limit on one of its asset-backed revolving credit facilities from $1,025.0 million to $1,125.0 million. This revolving credit facility’s contractual weighted average interest rate remained at one-month LIBOR plus 2.00%.

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

The Company entered into an interest rate cap agreement during the first quarter of 2018 for a total notional amount of $400.0 million. The agreement is amortizing over a one year term. The Company has designated this interest rate cap agreement as a cash flow hedge for accounting purposes.

As of June 30, 2018, the Company had interest rate swap and cap agreements in place to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Derivatives	Net Notional Amount		Weighted Average Fixed Leg (Pay) Interest Rate	Cap Rate	Weighted Average Remaining Term
Interest rate swaps	$1,225.2	Million	1.88%	n/a	4.1 years
Interest rate cap	$391.7	Million	n/a	2.9%	0.6 years

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the impact of derivative instruments on the consolidated statements of operations and the consolidated statements of comprehensive income on a pretax basis (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative instrument	Financial statement caption	2018	2017	2018	2017
Non-designated interest rate swaps	Realized (gain) loss on derivative instruments, net	$(492)	$283	$(740)	$882
Non-designated interest rate swaps	Unrealized (gain) loss on derivative instruments, net	$(111)	$789	$(1,297)	$(709)
Designated interest rate swaps	Other comprehensive (income) loss	$(6,355)	$6,716	$(22,168)	$6,026
Designated interest rate swaps	Interest and debt (income) expense	$(1,854)	$694	$(3,678)	$1,461

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

•	These operating segments were determined based on the chief operating decision maker's review and resource allocation of the products and service offered.

The following tables summarize segment information and the consolidated totals reported (in thousands):

	Three Months Ended June 30,
	2018			2017
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$328,188	$1,583	$329,771	$280,995	$944	$281,939
Trading margin	—	3,994	3,994	—	1,328	1,328
Net gain on sale of leasing equipment	11,105	—	11,105	9,639	—	9,639
Depreciation and amortization expense	133,810	84	133,894	123,932	159	124,091
Interest and debt expense	78,641	386	79,027	70,365	412	70,777
Realized (gain) loss on derivative instruments, net	(491)	(1)	(492)	283	—	283
Income before income taxes (1)(2)	116,430	6,605	123,035	58,466	1,863	60,329

(1)
Segment income before income taxes excludes unrealized gains or losses on derivative instruments and the write-off of debt costs. Unrealized gains on derivative instruments of $0.1 million and unrealized losses of $0.8 million for the three months ended June 30, 2018 and 2017, respectively. Write-off of debt costs was $0.5 million and a minimal amount for the three months ended June 30, 2018 and 2017, respectively.

(2)	Equipment leasing segment includes gain on sale of an office building of $21.0 million for the three months ended June 30, 2018.

	Six Months Ended June 30,
	2018			2017
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$642,617	$2,251	$644,868	$545,854	$1,687	$547,541
Trading margin	—	6,985	6,985	—	1,720	1,720
Net gain on sale of leasing equipment	20,323	—	20,323	14,800	—	14,800
Depreciation and amortization expense	263,664	663	264,327	241,653	318	241,971
Interest and debt expense	153,415	710	154,125	133,493	788	134,281
Realized (gain) loss on derivative instruments, net	(739)	(1)	(740)	882	—	882
Income before income taxes (1)(2)	206,396	8,821	215,217	100,098	2,178	102,276

(1)
Segment income before income taxes excludes unrealized gains or losses on derivative instruments and the write-off of debt costs. Unrealized gains on derivative instruments were $1.3 million and $0.7 million for the six months ended June 30, 2018 and 2017, respectively. Write-off of debt costs was $0.5 million and a minimal amount for the six months ended June 30, 2018 and 2017, respectively.

(2)	Equipment leasing segment includes gain on sale of an office building of $21.0 million for the six months ended June 30, 2018.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30, 2018			December 31, 2017
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Equipment held for sale	$25,712	$24,356	$50,068	$31,534	$11,661	$43,195
Goodwill	220,864	15,801	236,665	220,864	15,801	236,665
Total assets	10,055,673	54,443	10,110,116	9,534,330	43,295	9,577,625

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

The following table summarizes the geographic allocation of equipment leasing revenues for the three and six months ended June 30, 2018 and 2017 based on the Company's customers' primary domicile (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total equipment leasing revenues:
Asia	$134,751	$120,393	$264,941	$234,770
Europe	154,482	123,294	298,131	242,663
Americas	30,102	27,560	61,152	49,449
Other International	9,715	10,417	19,310	20,268
Bermuda	721	275	1,334	391
Total	$329,771	$281,939	$644,868	$547,541

Since the majority of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, all of the Company's long-lived assets are considered to be international.

The following table summarizes the geographic allocation of equipment trading revenues for the three and six months ended June 30, 2018 and 2017 based on the location of the sale (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total equipment trading revenues:
Asia	$3,261	$6,523	$5,715	$8,480
Europe	5,064	2,632	9,353	4,218
Americas	7,773	2,580	12,757	3,699
Other International	2,001	998	3,649	1,820
Bermuda	—	22	—	22
Total	$18,099	$12,755	$31,474	$18,239

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Commitments and Contingencies

Lease Commitments

The Company has cancelable and non-cancelable operating lease agreements principally for facilities and office equipment used in the Company’s operations. Total operating lease rental expense included in administrative expenses on the consolidated statements of operations was $0.7 million and $0.6 million for the three months ended June 30, 2018 and 2017, respectively. Total operating lease rental expense included in administrative expenses on the consolidated statements of operations was $1.4 million and $1.2 million for the six months ended June 30, 2018 and 2017, respectively.

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

Container Equipment Purchase Commitments

At June 30, 2018, the Company had commitments to purchase equipment in the amount of $269.9 million payable in 2018.

Severance Plan

The Company established severance plans in order to provide severance benefits to eligible employees who are involuntarily terminated for reasons other than cause, or who resign for “good reason”. Employees eligible for benefits under the severance plans would receive a severance and other benefits based upon their tenure. The following table summarizes changes to the Company’s total severance balance (in thousands):

Total
Balance at December 31, 2017	$9,677
Accrual	—
Payments / Adjustments	(4,363)
Balance at June 30, 2018	$5,314

Note 8—Income Taxes

The Company's effective tax rates were 13.0% and 19.3% for the three months ended June 30, 2018 and 2017, and 12.2% and 18.1% for the six months ended June 30, 2018 and 2017, respectively. The Company has computed the provision for income taxes based on the estimated annual effective tax rate and the application of discrete items, if any, in the applicable period. The decrease in the effective tax rate is primarily due to a decrease in the U.S. federal income tax rate from 35% to 21% resulting from passage of the Tax Cuts and Jobs Act on December 22, 2017.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Payments received from TriStar on direct finance leases	$450	$472	$962	$896
Payments received from TriStar on loan payable	$—	$43	$—	$85

			June 30, 2018	December 31, 2017
Direct finance lease balance			$11,203	$10,648
Loan payable balance			$—	$—

Note 10—Subsequent Events

Quarterly Dividend

On August 1, 2018, the Company's Board of Directors approved and declared a $0.52 per share quarterly cash dividend on its issued and outstanding common shares, payable on September 25, 2018 to shareholders of record at the close of business on September 4, 2018.

Term Loan Facilities

On August 1, 2018, the Company extended the term on one of its term loan facilities by three years. This facility will mature in April 2022.

Share Repurchase Authorization

On August 1, 2018, the Company's Board of Directors authorized the repurchase of up to $200 million of its common shares.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" as discussed in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2017 with the SEC on February 27, 2018 (the "Form 10-K"), in this Report on Form 10-Q and in any Form 10-Q filed or to be filed by us, and in other documents we file SEC from time to time. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Operations

Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of June 30, 2018, our total fleet consisted of 3.6 million containers and chassis, representing 6.0 million twenty-foot equivalent units ("TEU") or 7.4 million cost equivalent units ("CEU"). We have an extensive global presence, offering leasing service through offices strategically located in 15 countries and a network of approximately 400 third party container depot facilities in approximately 45 countries as of June 30, 2018. Our primary customers include the world's largest container shipping lines. For the six months ended June 30, 2018, our twenty largest customers accounted for 85% of our lease billings, our five largest customers accounted for 54% of our lease billings, and our two largest customers, CMA CGM S.A. and MSC Mediterranean Shipping Company S.A., accounted for 20% and 14% of our lease billings, respectively.

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

The following tables summarize our equipment fleet as of June 30, 2018, December 31, 2017 and June 30, 2017 indicated in units, TEU and CEU.

	Equipment Fleet in Units			Equipment Fleet in TEU
	June 30, 2018	December 31, 2017	June 30, 2017	June 30, 2018	December 31, 2017	June 30, 2017
Dry	3,243,032	3,077,144	2,903,880	5,307,306	5,000,043	4,721,780
Refrigerated	227,040	218,429	218,238	437,038	419,673	419,170
Special	91,688	89,066	81,884	165,002	159,172	143,954
Tank	12,201	12,124	11,956	12,201	12,124	11,956
Chassis	23,405	22,523	21,468	42,884	41,068	38,933
Equipment leasing fleet	3,597,366	3,419,286	3,237,426	5,964,431	5,632,080	5,335,793
Equipment trading fleet	15,406	10,510	14,991	23,622	16,907	23,580
Total	3,612,772	3,429,796	3,252,417	5,988,053	5,648,987	5,359,373

	Equipment Fleet in CEU (1)
	June 30, 2018	December 31, 2017	June 30, 2017
Operating leases	7,047,168	6,678,282	6,384,590
Finance leases	320,763	328,024	354,727
Equipment trading fleet	56,048	51,762	62,969
Total	7,423,979	7,058,068	6,802,286

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

__________________________________________________________________________________________________________________________

The following table summarizes the percentage of our equipment fleet in units and CEU as of June 30, 2018:

Equipment Type	Percentage of total fleet in units	Percentage of total fleet in CEU
Dry	89.9%	62.4%
Refrigerated	6.3	30.0
Special	2.5	2.9
Tank	0.3	2.6
Chassis	0.6	1.3
Equipment leasing fleet	99.6	99.2
Equipment trading fleet	0.4	0.8
Total	100.0%	100.0%

We generally lease our equipment on a per diem basis to our customers under three types of leases:

•
Long-term leases, typically with initial contractual terms ranging from three to eight years, provide us with stable cash flow and low transaction costs by requiring customers to maintain specific units on-hire for the duration of the lease.

•
Finance leases, which are typically structured as full payout leases, provide for a predictable recurring revenue stream with the lowest cost to the customer as customers are generally required to retain the equipment for the duration of its useful life.

•	Service leases command a premium per diem rate in exchange for providing customers with a greater level of operational flexibility by allowing the pick-up and drop-off of units during the lease term.

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

The following table summarizes our lease portfolio by lease type, based on CEU on-hire as of June 30, 2018, December 31, 2017 and June 30, 2017:

Lease Portfolio	June 30, 2018	December 31, 2017	June 30, 2017
Long-term leases	71.1%	72.2%	71.2%
Finance leases	4.6	4.9	5.6
Service leases	13.3	14.1	15.3
Expired long-term leases (units on-hire)	11.0	8.8	7.9
Total	100.0%	100.0%	100.0%

As of June 30, 2018, December 31, 2017 and June 30, 2017, our long-term and finance leases combined had an average remaining contractual term of approximately 43 months, 43 months, and 40 months, respectively, assuming no leases are renewed.

Operating Performance

Market conditions remained favorable in the second quarter of 2018. Demand for our containers was supported by several factors, including solid trade growth, an increased preference for leasing relative to direct container purchases by our shipping line customers, and a strong market share for Triton. The supply of containers remained well controlled, with a moderate inventory of available new containers and a very limited inventory of available used leasing containers. New container prices and market lease rates held steady during the quarter, while used container sale prices increased, highlighting the low availability of used containers for sale due to the favorable global supply / demand balance for containers. Pick-up activity for our containers was strong in the second quarter, reflecting the start of the traditional peak season for dry containers and the continued favorable market environment. Container pick-up and new lease transaction activity remains strong at the start of the third quarter.

We are currently facing increased market uncertainty due to the imposition of new tariffs on selected goods traded between the United States and China. Currently, these tariffs impact a very small portion of global trade, and we have not seen a noticeable impact on container demand. Many of our customers have also indicated to us that they have not experienced meaningful disruptions to their container flows. However, it is possible that they may start to have a noticeable impact on cargo flows and container demand.

Fleet size.    As of June 30, 2018, our fleet had a net book value of $9,276.9 million, which represents an increase of 13.0% as compared to June 30, 2017. The increase in our fleet size was due to significant investments in new containers during 2017 and the first six months of 2018.

We expect to continue to benefit from solid trade growth, an increase in the share of new containers purchased by leasing companies and an increase in our share of new leasing transactions. As of August 6, 2018, we have invested $1.4 billion in containers for delivery in 2018.

Utilization.    Our average utilization was 98.8% during the second quarter of 2018, an increase from 98.6% in the first quarter of 2018 and an increase from 96.5% in the second quarter of 2017. Our utilization is currently 98.8%. Our high utilization is supported by the current favorable supply / demand balance for containers.

The following table summarizes the equipment fleet utilization(1) for the periods indicated below.

	Quarter Ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Average Utilization (1)	98.8%	98.6%	98.3%	97.6%	96.5%
Ending Utilization (1)	98.7%	98.7%	98.6%	98.0%	97.1%

(1)	Utilization is computed by dividing our total units on lease (in CEU) by the total units in our fleet (in CEU) excluding new units not yet leased and off-hire units designated for sale.

Average lease rates.    Average lease rates for our dry container product line increased by 5.0% in the second quarter of 2018 compared to the second quarter of 2017. Market lease rates for new dry containers are currently slightly above the average lease rates of our dry container lease portfolio.

However, we have a large number of dry container leases which are expired or will expire in 2018, and we could face pressure on our average dry container lease rates if new container prices and market lease rates were to decrease.

Average lease rates for our refrigerated container product line decreased by 2.7% in the second quarter of 2018 compared to the second quarter of 2017. The cost of refrigerated containers has trended down over the last few years, which has led to lower market lease rates. Market lease rates for refrigerated containers have also been pressured for several years by new leasing company entrants. Market lease rates for refrigerated containers remain below the average lease rates of our refrigerated container lease portfolio, and we expect our average lease rates for refrigerated containers to continue to trend down.

The average lease rates for special containers remained flat in the second quarter of 2018 compared to the second quarter of 2017. Current market lease rates for special containers are comparable to the average lease rates in our lease portfolio.

Equipment disposals. Average used dry container disposal prices increased by 24% compared to the second quarter of 2017, reflecting the tight supply / demand for leasing containers, low drop-off volumes and reduced inventories of containers held for sale. Disposal volumes of our used leasing containers remained relatively low in the second quarter due to our reduced inventory of containers held for sale. Disposal volumes of new and used trading containers were relatively high in the second quarter due to ongoing activity under transactions negotiated with third parties.

Credit Risk.    We faced minimal credit losses in the second quarter of 2018, and we recorded a slight credit-related gain in the first and second quarters due to recoveries on doubtful accounts. However, our credit risk is currently elevated due to the ongoing financial pressure faced by our shipping line customers. The container shipping industry has faced several years of excess vessel capacity, weak freight rates and poor financial results due to aggressive ordering of mega container vessels. Most of our customers have recently generated financial losses and many are burdened with high levels of debt. We anticipate the high volume of new vessels entering service over the next several years will complicate our customers’ efforts to increase freight rates, and we expect our customers’ financial performance will remain under pressure for some time. The recent tariffs imposed on certain goods traded between the United States and China and the threat of additional tariffs could lead to reduced trade, lower freight rates and even more financial pressure on our customers.

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

Dividends

We paid the following quarterly dividends during the six months ended June 30, 2018 and 2017 on our issued and outstanding common shares:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
June 1, 2018	June 22, 2018	$41.6 Million	$0.52
March 12, 2018	March 28, 2018	$36.0 Million	$0.45
June 1, 2017	June 22, 2017	$33.2 Million	$0.45
March 20, 2017	March 30, 2017	$33.2 Million	$0.45

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2018 and 2017 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Leasing revenues:
Operating leases	$324,954	$276,160	$635,185	$535,745
Finance leases	4,817	5,779	9,683	11,796
Total leasing revenues	329,771	281,939	644,868	547,541

Equipment trading revenues	18,099	12,755	31,474	18,239
Equipment trading expenses	(14,105)	(11,427)	(24,489)	(16,519)
Trading margin	3,994	1,328	6,985	1,720

Net gain on sale of leasing equipment	11,105	9,639	20,323	14,800
Net gain on sale of building	20,953	—	20,953	—

Operating expenses:
Depreciation and amortization	133,894	124,091	264,327	241,971
Direct operating expenses	10,195	15,609	21,243	37,563
Administrative expenses	20,775	22,068	40,357	45,035
Transaction and other (income) costs	(1)	836	(30)	3,308
(Benefit) provision for doubtful accounts	(25)	(113)	(126)	461
Total operating expenses	164,838	162,491	325,771	328,338
Operating income	200,985	130,415	367,358	235,723
Other expenses:
Interest and debt expense	79,027	70,777	154,125	134,281
Realized (gain) loss on derivative instruments, net	(492)	283	(740)	882
Unrealized (gain) loss on derivative instruments, net	(111)	789	(1,297)	(709)
Write-off of debt costs	503	43	503	43
Other (income), net	(585)	(974)	(1,244)	(1,716)
Total other expenses	78,342	70,918	151,347	132,781
Income before income taxes	122,643	59,497	216,011	102,942
Income tax expense	15,890	11,483	26,393	18,625
Net income	$106,753	$48,014	$189,618	$84,317
Less: income attributable to noncontrolling interest	1,883	2,343	3,856	4,035
Net income attributable to shareholders	$104,870	$45,671	$185,762	$80,282

The following table summarizes our comparative results of operations for the three months ended June 30, 2018 and 2017 (in thousands).

	Three Months Ended June 30,
	2018	2017	Variance
Leasing revenues:
Operating leases	$324,954	$276,160	$48,794
Finance leases	4,817	5,779	(962)
Total leasing revenues	329,771	281,939	47,832

Equipment trading revenues	18,099	12,755	5,344
Equipment trading expenses	(14,105)	(11,427)	(2,678)
Trading margin	3,994	1,328	2,666

Net gain on sale of leasing equipment	11,105	9,639	1,466
Net gain on sale of building	20,953	—	20,953

Operating expenses:
Depreciation and amortization	133,894	124,091	9,803
Direct operating expenses	10,195	15,609	(5,414)
Administrative expenses	20,775	22,068	(1,293)
Transaction and other (income) costs	(1)	836	(837)
(Benefit) provision for doubtful accounts	(25)	(113)	88
Total operating expenses	164,838	162,491	2,347
Operating income	200,985	130,415	70,570
Other expenses:
Interest and debt expense	79,027	70,777	8,250
Realized (gain) loss on derivative instruments, net	(492)	283	(775)
Unrealized (gain) loss on derivative instruments, net	(111)	789	(900)
Write-off of debt costs	503	43	460
Other (income), net	(585)	(974)	389
Total other expenses	78,342	70,918	7,424
Income before income taxes	122,643	59,497	63,146
Income tax expense	15,890	11,483	4,407
Net income	$106,753	$48,014	$58,739
Less: income attributable to noncontrolling interest	1,883	2,343	(460)
Net income attributable to shareholders	$104,870	$45,671	$59,199

Comparison of the three months ended June 30, 2018 and 2017

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

	Three Months Ended June 30,
	2018	2017	Variance
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenues	$314,123	$265,570	$48,553
Fee and ancillary revenue	10,831	10,590	241
Total operating lease revenues	324,954	276,160	48,794
Finance leases	4,817	5,779	(962)
Total leasing revenues	$329,771	$281,939	$47,832

Total leasing revenues were $329.8 million, net of lease intangible amortization of $15.2 million, for the three months ended June 30, 2018, compared to $281.9 million, net of lease intangible amortization of $22.6 million, in the same period in 2017, an increase of $47.9 million.

Per diem revenues were $314.1 million for the three months ended June 30, 2018 compared to $265.6 million in the same period in 2017, an increase of $48.5 million. The primary reasons for this increase are as follows:

•	$34.1 million increase due to an increase of 672,969 CEU in the average number of containers on-hire under operating leases;

•	$7.0 million increase due to an increase in average CEU per diem rates, excluding the impact of a reduction in amortization of the lease intangible; and

•	$7.4 million increase due to reduced lease intangible amortization.

Fee and ancillary lease revenues were $10.8 million for the three months ended June 30, 2018 compared to $10.6 million in the same period in 2017, an increase of $0.2 million. The increase was due to an increase in redelivery fees relating to an increase in the volume of container redeliveries.

Finance lease revenues were $4.8 million for the three months ended June 30, 2018 compared to $5.8 million in the same period in 2017, a decrease of $1.0 million. The decrease was mainly due to a reduction in the size of our finance lease portfolio.

Trading margin.    Trading margin was $4.0 million for the three months ended June 30, 2018 compared to $1.3 million in the same period in 2017, an increase of $2.7 million. The increase was due to an increase in both trading volume and per unit margins.

Net gain on sale of leasing equipment.    Gain on sale of equipment was $11.1 million for the three months ended June 30, 2018 compared to $9.6 million in the same period in 2017, an increase of $1.5 million. The increase was primarily due to a 24% increase in our average used dry container selling prices, partially offset by a decrease in the volume of containers sold.

Net gain on sale of building. On April 20, 2018 we completed the sale of an office building for net proceeds of $27.6 million and recognized a gain of $21.0 million.

Depreciation and amortization.    Depreciation and amortization was $133.9 million for the three months ended June 30, 2018 compared to $124.1 million in the same period in 2017, an increase of $9.8 million. The primary reasons for the increase are as follows:

•	$15.3 million increase due to a net increase in the size of our depreciable fleet; partially offset by a

•	$3.1 million decrease due to an increase in equipment that is fully depreciated; and

•	$2.4 million decrease due to an increase in other fully depreciated assets.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment that has been returned to locations with weak leasing demand. Direct operating expenses were $10.2 million for the three months ended June 30, 2018 compared to $15.6 million in the same period in 2017, a decrease of $5.4 million. The decrease was mainly due to a decrease in storage expense of $4.8 million and handling expense of $0.6 million, resulting from an increase in our utilization.

Administrative expenses.    Administrative expenses were $20.8 million for the three months ended June 30, 2018 compared to $22.1 million in the same period in 2017, a decrease of $1.3 million. The primary reasons for the decrease are as follows:

•	$1.7 million decrease due to lower payroll and benefit expenses; partially offset by a

•	$0.8 million increase due to higher professional fees.

Transaction and other costs. Transaction and other costs include severance and employee compensation costs, legal costs and other professional fees related to the combination of Triton Container International Limited ("TCIL") and TAL International Group, Inc. ("TAL") in an all stock merger (the "Merger"). There were minimal transaction and other costs related to the Merger for the three months ended June 30, 2018 compared to $0.8 million in the same period in 2017. The reduction is due to the completion of Merger related activities.

Provision for doubtful accounts.    We had a small benefit for doubtful accounts for the three months ended June 30, 2018 compared to a benefit for doubtful accounts of $0.1 million in the three months ended June 30, 2017.

Interest and debt expense.    Interest and debt expense was $79.0 million for the three months ended June 30, 2018, compared to $70.8 million in the same period in 2017, an increase of $8.2 million. The primary reasons for the increase are as follows:

•	$4.0 million increase due to an increase in the average debt balance of $378.0 million for the three months ended June 30, 2018 compared to the same period in 2017; and

•
$4.2 million increase due to an increase in the average effective interest rate to 4.42% for the three months ended June 30, 2018 compared to 4.18% in the same period in 2017. The increase in the effective interest rate was primarily due to an increase in short-term interest rates combined with a larger portion of our debt balance on facilities with fixed interest rates.

Realized (gain) loss on derivative instruments, net.     Realized gain on derivative instruments, net was $0.5 million for the three months ended June 30, 2018, compared to a realized loss of $0.3 million in the same period in 2017, an increase of $0.8 million. This increase is mainly due to an increase in the average one-month LIBOR rate, partially offset by the reduction of the underlying swap notional amounts due to amortization, terminations, and expirations in the three months ended June 30, 2018 compared to the same period in 2017.

Unrealized (gain) loss on derivative instruments. Unrealized gain on derivative instruments, net was $0.1 million for the three months ended June 30, 2018 compared to an unrealized loss of $0.8 million in the same period in 2017, an increase of $0.9 million. The unrealized gain in the second quarter of 2018 was due to an increase in long-term interest rates, while long-term interest rates decreased during the second quarter of 2017.

Write-off of debt costs. Write-off of debt costs was $0.5 million for the three months ended June 30, 2018, compared to a minimal cost in the same period in 2017. The write-off of debt costs incurred in the second quarter of 2018 was due to the termination of certain existing debt facilities and the resulting write-off of unamortized debt costs related to those facilities.

Income taxes. Income tax expense was $15.9 million for the three months ended June 30, 2018 compared to $11.5 million in the same period in 2017, an increase in income tax expense of $4.4 million. The increase in income tax expense in 2018 was driven by an increase in pre-tax income of $63.1 million partially offset by a decrease in the effective tax rate to 13.0% from 19.3%. Our effective tax rate mainly decreased due to the reduction in the U.S. federal income tax rates resulting from the passage of the Tax Cuts and Jobs Act on December 22, 2017.

Income attributable to non-controlling interests. Income attributable to non-controlling interests was $1.9 million for the three months ended June 30, 2018 compared to $2.3 million in the same period in 2017, a decrease of $0.4 million. The decrease was a result of lower income from gains on the disposition of container rental equipment attributable to non-controlling interests, and a reduction in the size of the portfolio of containers owned by the entity in which the non-controlling interests maintain their ownership.

The following table summarizes our comparative results of operations for the six months ended June 30, 2018 and 2017 (in thousands).

	Six Months Ended June 30,
	2018	2017	Variance
Leasing revenues:
Operating leases	$635,185	$535,745	$99,440
Finance leases	9,683	11,796	(2,113)
Total leasing revenues	644,868	547,541	97,327

Equipment trading revenues	31,474	18,239	13,235
Equipment trading expenses	(24,489)	(16,519)	(7,970)
Trading margin	6,985	1,720	5,265

Net gain on sale of leasing equipment	20,323	14,800	5,523
Net gain on sale of building	20,953	—	20,953

Operating expenses:
Depreciation and amortization	264,327	241,971	22,356
Direct operating expenses	21,243	37,563	(16,320)
Administrative expenses	40,357	45,035	(4,678)
Transaction and other (income) costs	(30)	3,308	(3,338)
(Benefit) provision for doubtful accounts	(126)	461	(587)
Total operating expenses	325,771	328,338	(2,567)
Operating income	367,358	235,723	131,635
Other expenses:
Interest and debt expense	154,125	134,281	19,844
Realized (gain) loss on derivative instruments, net	(740)	882	(1,622)
Unrealized (gain) on derivative instruments, net	(1,297)	(709)	(588)
Write-off of debt costs	503	43	460
Other (income), net	(1,244)	(1,716)	472
Total other expenses	151,347	132,781	18,566
Income before income taxes	216,011	102,942	113,069
Income tax expense	26,393	18,625	7,768
Net income	$189,618	$84,317	$105,301
Less: income attributable to noncontrolling interest	3,856	4,035	(179)
Net income attributable to shareholders	$185,762	$80,282	$105,480

Comparison of the six months ended June 30, 2018 and 2017

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

	Six Months Ended June 30,
	2018	2017	Variance
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenues	$614,815	$513,575	$101,240
Fee and ancillary lease revenues	20,370	22,170	(1,800)
Total operating lease revenues	635,185	535,745	99,440
Finance lease revenues	9,683	11,796	(2,113)
Total leasing revenues	$644,868	$547,541	$97,327

Total leasing revenues were $644.9 million, net of lease intangible amortization of $32.5 million, for the six months ended June 30, 2018, compared to $547.5 million, net of lease intangible amortization of $46.0 million, in the same period in 2017, an increase of $97.4 million.

Per diem revenues were $614.8 million for the six months ended June 30, 2018 compared to $513.6 million in the same period in 2017, an increase of $101.2 million. The primary reasons for this increase are as follows:

•	$72.8 million increase due to an increase in 728,283 CEU in the average number of containers on-hire under operating leases;

•	$15.0 million increase due to an increase in average CEU per diem rates, excluding the impact of a reduction in amortization of the lease intangible; and

•	$13.5 million increase due to reduced lease intangible amortization.

Fee and ancillary lease revenues were $20.4 million for the six months ended June 30, 2018 compared to $22.2 million in the same period in 2017, a decrease of $1.8 million. The decrease was primarily due to reduced handling fees.

Finance lease revenues were $9.7 million for the six months ended June 30, 2018 compared to $11.8 million in the same period in 2017, a decrease of $2.1 million. The decrease was primarily due to a reduction in the size of our finance lease portfolio.

Trading margin.    Trading margin was $7.0 million for the six months ended June 30, 2018 compared to $1.7 million in the same period in 2017, an increase of $5.3 million. The increase was due to an increase in both trading volume and per unit margins.

Net gain on sale of leasing equipment.    Gain on sale of equipment was $20.3 million for the six months ended June 30, 2018 compared to $14.8 million in the same period in 2017, an increase of $5.5 million. The increase was primarily due to a 31% increase in our average used dry container selling prices, partially offset by a decrease in the volume of containers sold.

Net gain on sale of building. On April 20, 2018 we completed the sale of an office building for net proceeds of $27.6 million and recognized a gain of $21.0 million.

Depreciation and amortization.    Depreciation and amortization was $264.3 million for the six months ended June 30, 2018 compared to $242.0 million in the same period in 2017, an increase of $22.3 million. The primary reasons for the increase are as follows:

•	$32.6 million increase due to a net increase in the size of our depreciable fleet, partially offset by a

•	$5.7 million decrease due to an increase in equipment that is fully depreciated; and

•	$4.6 million decrease due to an increase in other fully depreciated assets.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment that has been returned to locations with weak leasing demand. Direct operating expenses were $21.2 million for the six months ended June 30, 2018 compared to $37.6 million in the same period in 2017, a decrease of $16.4 million. The decrease was primarily due to a decrease in storage expense of $12.1 million, a decrease in equipment repair expense of $1.6 million, and a decrease in handling expense of $1.4 million, primarily resulting from an increase in our utilization.

Administrative expenses.    Administrative expenses were $40.4 million for the six months ended June 30, 2018 compared to $45.0 million in the same period in 2017, a decrease of $4.6 million primarily due to lower payroll and benefit expenses.

Transaction and other costs. Transaction and other costs include severance and employee compensation costs, legal costs and other professional fees related to the Merger. There were minimal transaction and other costs related to the Merger for the six months ended June 30, 2018 compared to $3.3 million in the same period in 2017. The reduction is due to the completion of Merger related activities.

Provision for doubtful accounts.    We had a benefit for doubtful accounts of $0.1 million for the six months ended June 30, 2018 compared to a provision for doubtful accounts of $0.5 million in the six months ended June 30, 2017.

Interest and debt expense.    Interest and debt expense was $154.1 million for the six months ended June 30, 2018, compared to $134.3 million in the same period in 2017, an increase of $19.8 million. The primary reasons for the increase are as follows:

•	$9.3 million increase due to an increase in the average debt balance of $453.0 million for the six months ended June 30, 2018 compared to the same period in 2017; and

•
$10.5 million increase due to an increase in the average effective interest rate to 4.36% for the six months ended June 30, 2018 compared to 4.06% in the same period in 2017. The increase in the effective interest rate was primarily due to an increase in short-term interest rates combined with a larger portion of our debt balance at fixed interest rates.

Realized (gain) loss on derivative instruments, net.     Realized gain on derivative instruments, net was $0.7 million for the six months ended June 30, 2018, compared to a realized loss of $0.9 million in the same period in 2017, an increase of $1.6 million. This increase is mainly due to an increase in the average one-month LIBOR rate, partially offset by the reduction of the underlying swap notional amounts due to amortization, terminations, and expirations in the six months ended June 30, 2018 compared to the same period in 2017.

Unrealized (gain) on derivative instruments. Unrealized gain on derivative instruments, net was $1.3 million for the six months ended June 30, 2018 compared to $0.7 million in the same period in 2017, an increase of $0.6 million. The unrealized gain increased due to a larger increase in long-term interest rates during the six months ended June 30, 2018 compared to the same period in 2017, partially offset by a decrease in the notional value of our swap portfolio.

Write-off of debt costs. Write-off of debt costs was $0.5 million for the six months ended June 30, 2018, compared to a minimal amount in the same period in 2017. The write-off of debt costs was due to the termination of certain existing debt facilities and the resulting write-off of unamortized debt costs related to those facilities.

Income taxes. Income tax expense was $26.4 million for the six months ended June 30, 2018 compared to $18.6 million in the same period in 2017, an increase in income tax expense of $7.8 million. The increase in income tax expense in 2018 was driven by an increase in pre-tax income of $113.1 million partially offset by a decrease in the effective tax rate to 12.2% from 18.1%. Our effective tax rate decreased primarily due to the reduction in the U.S. federal income tax rates resulting from the passage of the Tax Cuts and Jobs Act on December 22, 2017.

Income attributable to non-controlling interests. Income attributable to non-controlling interests was $3.9 million for the six months ended June 30, 2018 compared to $4.0 million in the same period in 2017, a decrease of $0.1 million. The decrease was a result of lower income from gains on the disposition of container rental equipment attributable to non-controlling interests, and a reduction in the size of the portfolio of containers owned by the entity in which the non-controlling interests maintain their ownership.

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

Segment income before income taxes

The following table lists the income before income taxes for the equipment leasing and equipment trading segments for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income before income taxes(1)(2)
Equipment leasing segment	$116,430	$58,466	$206,396	$100,098
Equipment trading segment	$6,605	$1,863	$8,821	$2,178

(1)
Segment income before income taxes excludes unrealized gains or losses on derivative instruments and the write-off of debt costs. Unrealized gains on derivative instruments were $0.1 million and unrealized losses on derivative instruments were $0.8 million for the three months ended June 30, 2018 and 2017, respectively. Write-off of debt costs was $0.5 million and a minimal amount for the three months ended June 30, 2018 and 2017, respectively. Unrealized gains on derivative instruments were $1.3 million and $0.7 million for the six months ended June 30, 2018 and 2017, respectively. Write-off of debt costs was $0.5 million and a minimal amount for the six months ended June 30, 2018 and 2017, respectively.

(2)	Equipment leasing segment includes gain on sale of an office building of $21.0 million for the three and six months ended June 30, 2018.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, principal payments on finance lease receivables, and borrowings under our credit facilities. Our principal uses of cash include capital expenditures, debt service requirements and dividend distributions.

For the twelve months ended June 30, 2018, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment and principal payments on our finance leases was $1,119.3 million. In addition, as of June 30, 2018, we had $48.1 million of unrestricted cash and cash equivalents and $1,260.0 million of additional borrowing capacity under our current credit facilities.

As of June 30, 2018, our cash commitments in the next twelve months include $1,108.5 million of scheduled principal payments on our existing debt facilities and $429.4 million of committed but unpaid capital expenditures.

We believe that cash provided by operating activities, existing cash, proceeds from the sale of our leasing equipment, principal payments on our finance lease receivables and availability under our borrowing facilities will be sufficient to meet our obligations over the next twelve months.

Debt Agreements

Pursuant to the terms of certain debt agreements, we are required to maintain certain restricted cash accounts. As of June 30, 2018, we had restricted cash of $132.4 million.

At June 30, 2018, our outstanding indebtedness was comprised of the following (in millions):

	Amount Outstanding	Maximum Borrowing Level
Institutional notes	$2,239.1	$2,239.1
Asset-backed securitization term notes	3,004.4	3,004.4
Term loan facilities	1,496.9	1,496.9
Asset-backed warehouse facility	175.0	600.0
Revolving credit facilities	340.0	1,175.0
Capital lease obligations	93.2	93.2
Total debt outstanding	7,348.6	8,608.6
Debt costs	(44.6)	—
Unamortized fair value debt adjustment	(21.9)	—
Debt, net of unamortized debt costs	$7,282.1	$8,608.6

The maximum borrowing levels depicted in the table above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets. As of June 30, 2018, the actual availability under all of our credit facilities was approximately $445.4 million.

As of June 30, 2018, we had $4,813.0 million of total debt outstanding on facilities with fixed interest rates. These fixed rate facilities are scheduled to mature between 2018 and 2029 and had a contractual weighted average interest rate of 4.24% as of June 30, 2018.

As of June 30, 2018, we had $2,535.5 million of total debt outstanding on facilities with interest rates based on floating rate indices (LIBOR). These floating rate facilities are scheduled to mature between 2018 and 2024 and had a contractual weighted average interest rate of 4.11% as of June 30, 2018. Including the impact of our interest rate swaps, the contractual weighted average interest rate on our floating rate facilities was 4.01% as of June 30, 2018.

We hedge the risks associated with fluctuations in interest rates on a portion of our floating rate borrowings by entering into interest rate swap agreements that convert a portion of our floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of June 30, 2018, we had interest rate swaps in place with a notional amount of $1,225.2 million to fix the floating interest rates on a portion of our floating rate debt obligations. As of June 30, 2018, these interest rate swaps had a weighted average fixed leg interest rate of 1.88% and a weighted average remaining term of 4.1 years.

As of June 30, 2018, we had a combined $6,038.2 million of total debt on facilities with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap contracts. The fixed facilities and fixed interest rate swap contracts had a contractual weighted average interest rate of 4.17% and a weighted average remaining term of 4.2 years.

Overall, we had a contractual weighted average interest rate of 4.16% as of June 30, 2018, including the impact of the swap contracts.

For additional information on our debt obligations, please refer to Note 4 - “Debt” in the Notes to Consolidated Financial Statements in Item 1.

Debt Covenants

We are subject to certain financial covenants under our debt agreements. The debt agreements are the obligations of our subsidiaries and all related debt covenants are calculated at the subsidiary level. Failure to comply with these covenants could result in a default under the related credit agreements and the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors. As of June 30, 2018, we were in compliance with all such covenants.

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

CTNW of our TCIL subsidiary comprises the equity of TCIL and its restricted subsidiaries, excluding any non-cash gains and/or losses from derivatives, less the sum of all intangible assets and restricted investments of TCIL and its subsidiaries. For the purpose of calculating CTNW, TCIL's investments in certain unrestricted subsidiaries are included in equity.

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

TNW is calculated as total tangible assets less total indebtedness for our TAL subsidiary.

Indebtedness to TNW is calculated as the ratio of Indebtedness to TNW for our TAL subsidiary.

The compliance levels of our primary financial covenants as of June 30, 2018 are summarized as follows:

Financial Covenant	Entity	Covenant Threshold	Actual Value
Fixed Charge Coverage Ratio	TCIL	Shall not be less than 1.25:1	2.20:1
CTNW	TCIL	Shall not be less than $855 million	$1,667.4 million
Funded Debt Ratio	TCIL	Shall not exceed 4.0:1	2.64:1
EBIT to Cash Interest Expense	TAL	Shall not be less than 1.10:1	2.18:1
TNW	TAL	Shall not be less than $750 million	$916.9 Million
Indebtedness to TNW	TAL	Shall not exceed 4.75:1	3.32:1

Cash Flow

The following table sets forth certain cash flow information for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$425,588	$357,453
Net cash (used in) in investing activities	$(743,400)	$(545,326)
Net cash provided by financing activities	$272,219	$306,158

Operating Activities

Net cash provided by operating activities increased by $68.1 million to $425.6 million in the six months ended June 30, 2018 compared to $357.5 million in the same period in 2017, primarily due to an increase in our profitability, partially offset by the change in operating assets and liabilities compared with the prior period.

Investing Activities

Net cash used in investing activities increased by $198.1 million to $743.4 million in the six months ended June 30, 2018, compared to $545.3 million in the same period in 2017. This increase in cash used in investing activities was primarily due to an increase in the purchases of leasing equipment of $218.5 million and reduction of cash proceeds from the sale of equipment of $6.7 million; partially offset by net proceeds from sale of a building of $27.6 million.

Financing Activities

Net cash provided by financing activities decreased by $34.0 million to $272.2 million in the six months ended June 30, 2018, compared to $306.2 million in the same period in 2017. Net borrowings, inclusive of debt issuance costs, under debt facilities decreased by $23.9 million. In addition, dividend payments increased by $11.3 million, while distributions to non-controlling interest decreased by $2.0 million.

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

The following table summarizes our contractual obligations and commercial commitments as of June 30, 2018 (in millions):

	Contractual Obligations by Period
Contractual Obligations:	Total	Remaining 2018	2019	2020	2021	2022 and thereafter
Principal debt obligations	$7,261.5	$326.7	$1,240.9	$980.0	$929.4	$3,784.5
Interest on debt obligations(1)	1,158.8	151.8	268.9	222.7	184.8	330.6
Capital lease obligations(2)	105.7	19.6	11.2	10.8	10.8	53.3
Operating leases (mainly facilities)	10.9	3.0	2.9	2.0	1.4	1.6
Purchase obligations:
Equipment purchases payable	159.5	159.5	—	—	—	—
Equipment purchase commitments	269.9	269.9	—	—	—	—
Severance benefit commitment	5.3	5.3	—	—	—	—
Total contractual obligations	$8,971.6	$935.8	$1,523.9	$1,215.5	$1,126.4	$4,170.0

(1)	Amounts include actual interest for fixed debt and estimated interest for floating rate debt based on June 30, 2018 rates and the net effect of our interest rate swaps.

(2)	Amounts include interest.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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
Interest Rate Risk
We enter into interest rate swap and cap agreements to fix the interest rates on a portion of our floating rate debt. We assess and manage the external and internal risk associated with these derivative instruments in accordance with our overall operating goals. External risk is defined as those risks outside of our direct control, including counterparty credit risk, liquidity risk, systemic risk and legal risk. Internal risk relates to those operational risks within the management oversight structure and includes actions taken in contravention of our policies.
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
As of June 30, 2018, we had interest rate swap and cap agreements in place to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Derivatives	Net Notional Amount		Weighted Average Fixed Leg (Pay) Interest Rate	Cap Rate	Weighted Average Remaining Term
Interest Rate Swap	$1,225.2	Million	1.88%	n/a	4.1 years
Interest Rate Cap	$391.7	Million	n/a	2.9%	0.6 years
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
We recognized activity on our interest rate swap agreements for the three and six months ended June 30, 2018 and 2017 as shown in the table below (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative instrument	Financial statement caption	2018	2017	2018	2017
Non-designated interest rate swaps	Realized (gain) loss on derivative instruments, net	$(492)	$283	$(740)	$882
Non-designated interest rate swaps	Unrealized (gain) loss on derivative instruments, net	$(111)	$789	$(1,297)	$(709)
Designated interest rate swaps	Other comprehensive (income) loss	$(6,355)	$6,716	$(22,168)	$6,026
Designated interest rate swaps	Interest and debt (income) expense	$(1,854)	$694	$(3,678)	$1,461
As of June 30, 2018, we had a combined $6,038.2 million of total debt on facilities with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap contracts and $1,310.3 million of debt on facilities with floating interest rates that have not been hedged with interest rate swaps. We are mainly exposed to fluctuations in interest rates on the unhedged portion of our floating rate debt. A 100 basis point increase in the interest rates on our unhedged floating rate debt (LIBOR) would result in an increase of approximately $12.3 million in interest expense over the next 12 months.

Foreign currency exchange rate risk

Although we have significant foreign-based operations, the majority of our revenues and our operating expenses for the three and six months ended June 30, 2018 and 2017 were denominated in U.S. dollars. We pay our non-U.S. employees in local currencies and certain operating expenses are denominated in foreign currencies. The Company recognized a net foreign currency exchange loss of $0.4 million and a minimal amount of net foreign currency exchange loss in administrative expenses for the three months ended June 30, 2018 and 2017, respectively, and recognized a net foreign currency exchange loss of $0.3 million and a minimal amount of net foreign currency exchange gain in administrative expenses for the six months ended June 30, 2018 and 2017, respectively.
ITEM 4.    CONTROLS AND PROCEDURES.
Our senior management has evaluated the effectiveness and design of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e)), as of June 30, 2018. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded, as of June 30, 2018, that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) that occurred during the three and six months ended June 30, 2018, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS.
Updated Risk Factor
Increased tariffs or other trade actions could adversely affect our business, financial conditions and results of operations.
As indicated in our Form 10-K, the international nature of the container industry exposes us to numerous risks, any one of which could adversely impact our business, including import and export duties and quotas and domestic and foreign customs and tariffs. The imposition of new tariffs on selected goods traded between the United States and China and other countries could have an adverse impact on international trade and the demand for containers, and thus an adverse effect on our business, financial condition and results of operations.
In addition to the potential impact on international trade, the most recent lists of Chinese manufactured products identified by the United States Trade Representative (“USTR”) for the imposition of tariffs included marine containers and chassis. The containers owned by us and used in our international leasing and sales business are manufactured in China. While used in our international leasing business, our containers are considered instruments of international trade and are exempt from duties and tariffs. The proposed tariff would only be applied once a container is no longer used in international shipping and only if the container is permanently imported into the United States for sale. We would attempt to pass along the cost of this tariff to our sales customers in the United States, but if we are unable to do so, that could have an adverse effect on our business, financial condition and results of operations.
Most of the chassis we purchase are manufactured in China and we permanently import them into the United States for our chassis leasing business. We would attempt to pass along the cost of the tariff to our chassis customers by negotiating higher rental rates and sales prices. If we are unable to do so, that could have an adverse effect on our business, financial condition and results of operations.

- For a detailed discussion of our risk factors, refer to our Form 10-K -
ITEM 6.    EXHIBITS.

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

TRITON INTERNATIONAL LIMITED

August 7, 2018	By:	/s/ JOHN BURNS
John Burns
Chief Financial Officer