Form 10-Q
period 2018-09-30
Triton International Ltd
filed 2018-11-06
CIK 1660734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☐    NO ☒
As of October 31, 2018, there were 79,874,665 common shares, $0.01 par value, of the registrant outstanding.

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
Forward-looking statements in this report are subject to a number of known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those described in the forward-looking statements, including, but not limited to, the risks and uncertainties described in the section entitled "Risk Factors" in our Annual Report on Form 10-K, filed with the SEC on February 27, 2018, (the "Form 10-K"), in this Report on Form 10-Q and in any other Form 10-Q filed or to be filed by us, as well as in the other documents we file with the SEC from time to time, and such risks and uncertainties are specifically incorporated herein by reference.
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

ITEM 1.    FINANCIAL STATEMENTS
TRITON INTERNATIONAL LIMITED
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS:
Leasing equipment, net of accumulated depreciation of $2,556,600 and $2,218,897	$9,208,539	$8,364,484
Net investment in finance leases	255,750	295,891
Equipment held for sale	50,976	43,195
Revenue earning assets	9,515,265	8,703,570
Cash and cash equivalents	75,177	132,031
Restricted cash	127,282	94,140
Accounts receivable, net of allowances of $3,085 and $3,002	220,460	199,876
Goodwill	236,665	236,665
Lease intangibles, net of accumulated amortization of $192,286 and $144,081	106,171	154,376
Other assets	32,199	49,591
Fair value of derivative instruments	35,278	7,376
Total assets	$10,348,497	$9,577,625
LIABILITIES AND SHAREHOLDERS' EQUITY:
Equipment purchases payable	$127,755	$128,133
Fair value of derivative instruments	820	2,503
Accounts payable and other accrued expenses	108,277	109,999
Net deferred income tax liability	254,649	215,439
Debt, net of unamortized debt costs of $43,263 and $40,636	7,472,846	6,911,725
Total liabilities	7,964,347	7,367,799
Shareholders' equity:
Common shares, $0.01 par value, 294,000,000 shares authorized, 80,851,188 and 80,687,757 shares issued, respectively	809	807
Undesignated shares, $0.01 par value, 6,000,000 shares authorized, no shares issued and outstanding	—	—
Treasury shares, at cost, 33,700 shares and no shares, respectively	(1,115)	—
Additional paid-in capital	895,461	889,168
Accumulated earnings	1,321,547	1,159,367
Accumulated other comprehensive income	40,781	26,942
Total shareholders' equity	2,257,483	2,076,284
Non-controlling interests	126,667	133,542
Total equity	2,384,150	2,209,826
Total liabilities and equity	$10,348,497	$9,577,625

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Leasing revenues:
Operating leases	$346,461	$296,669	$981,646	$832,414
Finance leases	3,617	5,451	13,300	17,247
Total leasing revenues	350,078	302,120	994,946	849,661

Equipment trading revenues	25,292	11,974	56,766	30,213
Equipment trading expenses	(19,482)	(10,605)	(43,971)	(27,124)
Trading margin	5,810	1,369	12,795	3,089

Net gain on sale of leasing equipment	7,055	10,263	27,378	25,063
Net gain on sale of building	—	—	20,953	—

Operating expenses:
Depreciation and amortization	141,337	128,581	405,664	370,552
Direct operating expenses	11,489	13,833	32,732	51,396
Administrative expenses	19,964	21,233	60,321	66,268
Transaction and other (income) costs	2	32	(28)	3,340
Provision for doubtful accounts	677	783	551	1,244
Total operating expenses	173,469	164,462	499,240	492,800
Operating income	189,474	149,290	556,832	385,013
Other expenses:
Interest and debt expense	82,502	73,795	236,627	208,076
Realized (gain) loss on derivative instruments, net	(608)	20	(1,348)	902
Unrealized (gain) loss on derivative instruments, net	322	629	(975)	(80)
Write-off of debt costs	1,348	4,073	1,851	4,116
Other expense (income), net	492	164	(752)	(1,552)
Total other expenses	84,056	78,681	235,403	211,462
Income before income taxes	105,418	70,609	321,429	173,551
Income tax expense	9,789	11,063	36,182	29,688
Net income	$95,629	$59,546	$285,247	$143,863
Less: income attributable to noncontrolling interest	1,393	2,390	5,249	6,425
Net income attributable to shareholders	$94,236	$57,156	$279,998	$137,438
Net income per common share—Basic	$1.18	$0.76	$3.50	$1.85
Net income per common share—Diluted	$1.17	$0.75	$3.47	$1.84
Cash dividends paid per common share	$0.52	$0.45	$1.49	$1.35
Weighted average number of common shares outstanding—Basic	80,064	75,214	80,026	74,245
Dilutive restricted shares and share options	664	493	594	402
Weighted average number of common shares outstanding—Diluted	80,728	75,707	80,620	74,647

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$95,629	$59,546	$285,247	$143,863
Other comprehensive income:
Change in fair value of derivative instruments designated as cash flow hedges (net of income tax effect of $1,087, ($542), $5,791 and ($2,651), respectively)	4,159	(1,011)	21,623	(4,928)
Reclassification of (gain) loss on interest rate swap agreements designated as cash flow hedges (net of income tax effect of ($472), ($56), ($1,217) and $405, respectively)	(1,689)	(104)	(4,622)	896
Reclassification of amortization of interest rate cap premium (net of income tax effect of $1, $0, $1 and $0, respectively)	3	—	3	—
Tax reclassification to accumulated earnings for the adoption of ASU 2018-02	—	—	(3,029)	—
Foreign currency translation adjustment	(50)	39	(136)	151
Other comprehensive income (loss), net of tax	2,423	(1,076)	13,839	(3,881)
Comprehensive income	98,052	58,470	299,086	139,982
Less:
Other comprehensive income attributable to noncontrolling interest	1,393	2,390	5,249	6,425
Comprehensive income attributable to shareholders	$96,659	$56,080	$293,837	$133,557

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$285,247	$143,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	405,664	370,552
Amortization of deferred financing cost and other debt related amortization	10,070	10,185
Lease related amortization	54,965	70,423
Share-based compensation expense	7,412	4,491
Net (gain) on sale of leasing equipment	(27,378)	(25,063)
Net (gain) on sale of building	(20,953)	—
Unrealized (gain) on derivative instruments	(975)	(80)
Write-off of debt cost	1,851	4,116
Deferred income taxes	34,636	28,372
Changes in operating assets and liabilities:
Accounts receivable	(21,440)	(3,928)
Accounts payable and other accrued expenses	(3,469)	(36,198)
Net equipment sold for resale activity	(6,031)	5,292
Cash received for settlement of interest rate swaps	—	2,117
Other assets	(578)	648
Net cash provided by operating activities	719,021	574,790
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(1,347,202)	(1,185,481)
Proceeds from sale of equipment, net of selling costs	122,100	136,647
Proceeds from the sale of building	27,630	—
Cash collections on finance lease receivables, net of income earned	45,164	45,146
Other	(103)	67
Net cash (used in) investing activities	(1,152,411)	(1,003,621)
Cash flows from financing activities:
Issuance of common shares, net of underwriter expenses	—	192,932
Redemption of common shares for withholding taxes	(1,117)	(71)
Debt issuance costs	(12,492)	(32,738)
Borrowings under debt facilities	2,118,637	2,782,825
Payments under debt facilities and capital lease obligations	(1,563,947)	(2,334,409)
Dividends paid	(119,280)	(99,586)
Distributions to noncontrolling interests	(12,123)	(14,273)
Other	—	1,130
Net cash provided by financing activities	409,678	495,810
Net (decrease) increase in cash, cash equivalents and restricted cash	$(23,712)	$66,979
Cash, cash equivalents and restricted cash, beginning of period	226,171	163,492
Cash, cash equivalents and restricted cash, end of period	$202,459	$230,471
Supplemental disclosures:
Interest paid	$213,577	$184,081
Supplemental non-cash investing activities:
Equipment purchases payable	$127,755	$94,052

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

The interim consolidated balance sheet as of September 30, 2018, the consolidated statements of operations and the consolidated statements of comprehensive income for the three and nine months ended September 30, 2018 and 2017, and the consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 are unaudited. The consolidated balance sheet as of December 31, 2017, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. These unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company’s financial position, results of operations, comprehensive income, and cash flows for the periods presented. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The consolidated results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2018 or for any other future annual or interim period.

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

Concentration of Credit Risk

The Company's equipment leases and trade receivables subject it to potential credit risk. The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis. The Company's two largest customers CMA CGM S.A. and MSC Mediterranean Shipping Company S.A., accounted for 20% and 14%, respectively, of the Company's lease billings during the nine months ended September 30, 2018.

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

The Company has assessed the requirements of the new revenue standard with respect to its equipment trading revenue and sales of leasing equipment and has concluded that the timing and amount of recognition was not materially affected based on the fact that there generally are no long-term contracts, multiple element arrangements, or significant customer acquisition costs related to these revenue streams. The Company also considered the requirement to present disaggregated revenue for its equipment trading revenue and sales of leasing equipment upon the adoption of Topic 606. The Company currently presents these revenue items separately in its statements of operations. As a result, the Company concluded that the adoption of Topic 606 did not have a significant impact on either the timing of its revenue recognition or manner of presentation.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Receipts and Cash Payments. The updated amendment provides guidance as to where certain cash flow items are presented, including debt prepayment or debt extinguishment costs and proceeds from the settlement of insurance claims. The Company adopted the standard on January 1, 2018. The adoption of this ASU did not have an impact on the consolidated financial statements since none of the cash flow items specified in the guidance changed our current presentation in the Company's consolidated statement of cash flows.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The Company adopted this guidance on January 1, 2018 using the retrospective approach. As a result, the Company recorded an increase of $33.9 million in net cash provided by financing activities for the nine months ended September 30, 2017 related to presentation changes of its restricted cash balance from financing activities to the cash, cash equivalents and restricted cash balance within the consolidated statements of cash flows.

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

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this ASU add various Securities and Exchange Commission (“SEC) paragraphs pursuant to the issuance of SEC Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”). The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. The Company recorded the effects of the change in the tax law pursuant to SAB 118 as of December 31, 2017. The Company adopted the standard on January 1, 2018. There were no updates to the amounts recorded as of December 31, 2017 during the first nine months of 2018.

Recently Issued Accounting Standards Updates

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and subsequently issued amendments thereto, that replaced existing lease accounting guidance. The accounting standard will require lessees to recognize a right of use asset and a corresponding lease liability on their balance sheets. The accounting that will be applied by lessors under ASC 842 is largely unchanged from previous GAAP. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and ASC 606, Revenue from Contracts with Customers. We currently plan to adopt the standard on its effective date of January 1, 2019. We are currently quantifying the expected recognition on our balance sheet for a right to use asset and a lease liability as required by the standard. We do not expect the adoption of the standard to have a significant impact on the consolidated financial statements.

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In July 2018, the FASB issued ASU 2018-09, Codification Improvements. The amendments in this ASU represent changes to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification (ASC). The transition and effective date guidance are based on the facts and circumstances of each amendment. Some of the amendments do not require transition guidance and will be effective upon issuance. However, many of the amendments in this ASU do have transition guidance with effective dates for annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

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

Fair Value of Debt

The Company does not measure debt, net of unamortized debt costs, at fair value in its consolidated balance sheets. The fair value was measured using Level 2 inputs and the carrying value and fair value are summarized in the following table (in thousands):

	September 30, 2018	December 31, 2017
Liabilities
Total debt - carrying value (1)	$7,535,612	$6,979,877
Total debt - fair value	$7,475,226	$6,991,537

(1)	Excludes unamortized debt costs of $43.3 million and $40.6 million and purchase price debt adjustments of $19.5 million and $27.5 million as of September 30, 2018 and December 31, 2017, respectively.

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

	September 30, 2018	December 31, 2017
Assets
Equipment held for sale - assets at fair value (1)	$4,095	$6,104
Cumulative impairment charges (2)	$(1,599)	$(2,242)

(1)
Represents the fair value of containers included in equipment held for sale in the consolidated balance sheets that have been impaired to write down the carrying value of the containers to their estimated fair value less costs to sell.

(2)	Represents the cumulative impairment charges recognized on equipment held for sale from the date of designated held for sale status to the indicated period end date.

The Company recognized net impairment charges of $1.3 million and $2.7 million for the three and nine months ended September 30, 2018, respectively. The Company recognized net impairment charges of $0.3 million and net impairment reversals of $0.6 million for the three and nine months ended September 30, 2017, respectively.

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and cap valuations are inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR and swap rates, basis swap adjustments and credit risk at commonly quoted intervals).

The fair value of derivative instruments on the Company's consolidated balance sheets as of September 30, 2018 and December 31, 2017 was as follows (in thousands):

	Asset Derivatives		Liability Derivatives
Derivative Instrument	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Interest rate swap contracts, designated	$30,480	$3,554	$820	$2,503
Interest rate swap contracts, not designated	4,798	3,822	—	—
Total derivatives	$35,278	$7,376	$820	$2,503

Fair Value of Other Assets and Liabilities

Cash and cash equivalents, restricted cash, accounts receivable, equipment purchases payable and accounts payable carrying amounts approximate fair values because of the short-term nature of these instruments. The Company’s other financial and non-financial assets, which include leasing equipment, net investment in finance leases, intangible assets and goodwill, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, and the Company determines that these other financial and non-financial assets are impaired after completing an evaluation, these assets would be written down to their fair value.

Note 3—Share-Based Compensation and Other Equity Matters

The Company recognizes share-based compensation expense for share-based payment transactions based on the grant date’s fair value. The expense is recognized over the employee's requisite service period which is generally the vesting period of the equity award. The Company recognized $1.7 million and $1.2 million of share-based compensation expense in administrative expenses for the three months ended September 30, 2018 and 2017, respectively, and recognized $7.4 million and $4.5 million of share-based compensation expense in administrative expenses for the nine months ended September 30, 2018 and 2017, respectively. Included in the expense are certain performance-based share expense where the achievement of the performance condition was deemed probable.

As of September 30, 2018, the total unrecognized compensation expense related to non-vested restricted shares was approximately $8.7 million, which is expected to be recognized through 2020.

During the nine months ended September 30, 2018, the Company granted 138,445 time-based restricted shares and 50,441 performance-based shares, and canceled 36,642 vested shares to settle payroll taxes on behalf of employees. Additional shares may be accrued and granted based upon the Company's performance measured against selected peers. On May 2, 2018, the Company granted 39,320 shares to non-employee directors at a fair value of $31.85 per share that vested immediately.

Share Repurchase Program

On August 1, 2018, the Company's Board of Directors authorized the repurchase of up to $200 million of its common shares. Purchases under the repurchase program may be made in the open market or privately negotiated transactions, and may include transactions pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases may be made from time to time at the Company’s discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements, and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common shares, and the Company may suspend or discontinue the repurchase program at any time.

During the three months ended September 30, 2018, the Company repurchased 33,700 common shares at an average price per-share of $33.07 for a total of $1.1 million. As of September 30, 2018, $198.9 million remains available of the $200.0 million common share repurchase authorized by the Board in August 2018.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income, net of tax, for the nine months ended September 30, 2018 and 2017 (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2017	$31,215	$(4,273)	$26,942
Change in fair value of derivative instruments designated as cash flow hedges	21,623	—	21,623
Reclassification of (gain) on interest rate swap agreements designated as cash flow hedges	(4,622)	—	(4,622)
Reclassification of amortization of interest rate cap premium	3	—	3
Tax reclassification for the adoption of ASU 2018-02 accumulated earnings	(3,029)	—	(3,029)
Foreign currency translation adjustment	—	(136)	(136)
Other comprehensive income	13,975	(136)	13,839
Balance as of September 30, 2018	$45,190	$(4,409)	$40,781

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2016	$31,182	$(4,424)	$26,758
Change in fair value of derivative instruments designated as cash flow hedges	(4,928)	—	(4,928)
Reclassification of loss on interest rate swap agreements designated as cash flow hedges	896	—	896
Foreign currency translation adjustment	—	151	151
Other comprehensive income (loss)	(4,032)	151	(3,881)
Balance as of September 30, 2017	$27,150	$(4,273)	$22,877

The following table summarizes the reclassifications out of accumulated other comprehensive income (in thousands):

	Amounts Reclassified From Accumulated Other Comprehensive Income				Affected Line Item in the Consolidated Statements of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Realized (gain) loss on interest rate swap agreements, designated as cash flow hedges	$(2,161)	$(160)	$(5,839)	$1,301	Interest and debt expense
Reclassification of amortization of interest rate cap premium	4	—	4	—	Interest and debt expense
Reclassification of (gain) loss on interest rate swap agreements	$(2,157)	$(160)	$(5,835)	$1,301	Interest and debt expense
Income tax expense (benefit)	471	56	1,216	(405)	Income tax expense
Amounts reclassified from accumulated other comprehensive income, net of tax	$(1,686)	$(104)	$(4,619)	$896	Net income

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Debt

Debt consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Institutional notes	$2,206,057	$2,381,000
Asset-backed securitization term notes	3,154,532	2,378,470
Term loan facilities	1,403,709	1,701,998
Asset-backed warehouse facility	232,000	110,000
Revolving credit facilities	450,000	305,000
Capital lease obligations	89,314	103,409
Total debt outstanding	7,535,612	6,979,877
Debt costs	(43,263)	(40,636)
Unamortized fair value debt adjustment	(19,503)	(27,516)
Debt, net of unamortized debt costs	$7,472,846	$6,911,725

The Company is subject to certain financial covenants under its debt agreements. The agreements remain the obligations of the respective subsidiaries, and all related debt covenants are calculated at the subsidiary level. As of September 30, 2018 and December 31, 2017, the Company was in compliance with all financial covenants in accordance with the terms of its debt agreements.

As of September 30, 2018, the Company had $4,695.5 million of total debt outstanding on facilities with fixed interest rates. These fixed rate facilities had a contractual weighted average interest rate of 4.23%, are scheduled to mature between 2018 and 2029, and had a weighted average remaining term of 4.1 years as of September 30, 2018.

As of September 30, 2018, the Company had $2,840.1 million of debt outstanding on facilities with interest rates based on floating rate indices (LIBOR). These floating rate facilities had a contractual weighted average interest rate of 4.16%, are scheduled to mature between 2019 and 2024, and had a weighted average remaining term of 3.1 years as of September 30, 2018.

The Company hedges the risks associated with fluctuations in interest rates on a portion of its floating rate borrowings by entering into interest rate swap agreements that convert a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of September 30, 2018, the Company had interest rate swaps in place with a notional amount of $1,715.0 million to fix the floating interest rates on a portion of its floating rate debt obligations, with a weighted average fixed leg interest rate of 2.22% and a weighted average remaining term of 4.4 years. Including the impact of the Company's interest rate swaps, the contractual weighted average interest rate on its floating rate facilities was 4.16% as of September 30, 2018.

As of September 30, 2018, the Company had $6,410.5 million of total debt on facilities with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap contracts. This accounts for 85.1% of total debt. These facilities had a contractual weighted average interest rate of 4.22% and a weighted average remaining term of 4.2 years as of September 30, 2018.

Overall, the Company's total debt had a contractual weighted average interest rate of 4.21% as of September 30, 2018, including the impact of the swap contracts.

The Company wrote-off $1.3 million and $1.9 million of debt related costs for the three and nine months ended September 30, 2018 and wrote-off $4.1 million of debt related costs for the three and nine months ended September 30, 2017.

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

These facilities provide for an advance rate against the net book values of designated eligible equipment generally in the range from 83% to 85%. These institutional notes had a contractual weighted average interest rate of 4.70% as of September 30, 2018 and are scheduled to mature between 2020 and 2029.

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

The Company’s borrowings under the ABS facilities amortize in monthly installments, typically in level payments over five or more years. These facilities provide for an advance rate against the net book values of designated eligible equipment generally in the range from 77% to 87%. The net book values for purposes of calculating eligible equipment is determined according to the related debt agreement and may be different than those calculated per U.S. GAAP. The Company is required to maintain restricted cash balances on deposit in designated bank accounts equal to three to nine months of interest expense depending on the terms of each facility.

These asset-backed securitization term notes had a contractual weighted average interest rate of 3.87% as of September 30, 2018 and are scheduled to mature between 2022 and 2028.

During the nine months ended September 30, 2018, the Company completed offerings of the following Class A and B fixed rate asset-backed notes:

Date Completed	Total Offering	Contractual Weighted Average Interest Rate	Scheduled Maturity
March 20, 2018	$450.0 million	3.99%	March 20, 2028
June 20, 2018	$367.9 million	4.23%	June 20, 2028
August 9, 2018	$260.6 million	3.67%	August 21, 2023
On September 14, 2018, the Company extinguished a term note and paid the remaining balance of $4.7 million.
Term Loan Facilities

The term loan facilities amortize in monthly or quarterly installments. These facilities provide for an advance rate against the net book values of designated eligible equipment generally in the range from 80% to 83%. These term loan facilities had a contractual weighted average interest rate of 4.18% as of September 30, 2018, and are scheduled to mature between 2019 and 2022.

On April 20, 2018, the Company sold an office building for net proceeds of $27.6 million and recorded a gain on sale of $21.0 million. The proceeds of the sale were used to pay off the mortgage balance of $18.3 million plus accrued interest of $0.1 million.

On May 31, 2018, the Company extinguished a term loan and paid the outstanding balance of $93.9 million.

On August 1, 2018, the Company amended a term loan agreement and extended the maturity date to April 20, 2022.

On September 28, 2018, the Company concurrently extinguished a term loan and entered into a new revolving credit facility with a maturity date of September 28, 2023. The outstanding term loan balance of $52.5 million was repaid using proceeds drawn from the revolving credit facility.

Asset-Backed Warehouse Facility

Under the Company’s asset-backed warehouse facility, an indirect wholly-owned subsidiary of the Company issues asset-backed notes. The issuance of asset-backed notes is the primary business objective of that subsidiary. The asset-backed warehouse facility is intended to be bankruptcy remote so that such assets are not available to creditors of the Company or its affiliates until and unless the related secured borrowings have been fully discharged. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's asset-backed warehouse facility has a maximum borrowing capacity of $400.0 million which is available on a revolving basis until September 28, 2020, after which any borrowings would convert to term notes with a maturity date of September 20, 2024. This facility has a contractual interest rate of one-month LIBOR plus 1.85% margin until the conversion date when it would have a contractual interest rate of one-month LIBOR plus 2.85%. As of September 30, 2018, the asset-backed warehouse facility had a contractual interest rate of 4.02%.

During the revolving period, the borrowing capacity under the facility is determined by applying an advance rate against the net book values of designated eligible equipment. The advance rate for the facility is 81%. The net book values for purposes of calculating eligible equipment is determined according to the related debt agreement and may be different than those calculated per U.S. GAAP. The Company is required to maintain restricted cash balances on deposit in designated bank accounts equal to three to five months of interest expense.

On August 20, 2018, the Company terminated a warehouse agreement for a second asset-backed warehouse facility. There was no outstanding balance under that warehouse facility at the date of termination.
Revolving Credit Facilities

The revolving credit facilities have a maximum borrowing capacity of $1,285.0 million. These facilities provides for an advance rate against the net book values of designated eligible equipment. The approximate average advance rate for these facilities is 83%. The revolving credit facilities had a contractual weighted average interest rate of 4.25% as of September 30, 2018 and are scheduled to mature between 2020 and 2023.

On May 8, 2018, the Company increased its credit limit on one of its revolving credit facilities from $1,025.0 million to $1,125.0 million. This revolving credit facility’s contractual weighted average interest rate remained at one-month LIBOR plus 2.00%.

On September 28, 2018, concurrent with the extinguishment of a term loan, the Company entered into a new $110.0 million revolving credit facility. This facility has an interest rate of one-month LIBOR plus 1.85% and a scheduled maturity date of September 28, 2023.

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company entered into three interest rate swaps during the third quarter of 2018 for a total notional amount of $557.6 million. The first agreement has a notional amount of $257.6 million amortizing over a five year term and is indexed to the three-month LIBOR. The second and third agreements have notional amounts of $100.0 million and $200.0 million, respectively, amortizing over seven year terms and are indexed to one-month LIBOR. The Company has designated these interest rate swap agreements as cash flow hedges for accounting purposes.

As of September 30, 2018, the Company had interest rate swap and cap agreements in place to fix the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Derivatives	Net Notional Amount		Weighted Average Fixed Leg (Pay) Interest Rate	Cap Rate	Weighted Average Remaining Term
Interest rate swaps	$1,715.0	Million	2.22%	n/a	4.4 years
Interest rate cap	$386.7	Million	n/a	2.9%	0.3 years

The following table summarizes the impact of derivative instruments on the consolidated statements of operations and the consolidated statements of comprehensive income on a pretax basis (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative instrument	Financial statement caption	2018	2017	2018	2017
Non-designated interest rate swaps	Realized (gain) loss on derivative instruments, net	$(608)	$20	$(1,348)	$902
Non-designated interest rate swaps	Unrealized (gain) loss on derivative instruments, net	$322	$629	$(975)	$(80)
Designated interest rate swaps	Other comprehensive (income) loss	$(5,246)	$1,553	$(27,414)	$7,579
Designated interest rate swaps	Interest and debt (income) expense	$(2,161)	$(160)	$(5,839)	$1,301
Amortization of interest rate cap	Interest and debt (income) expense	$4	$—	$4	$—

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize segment information and the consolidated totals reported (in thousands):

	Three Months Ended September 30,
	2018			2017
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$349,022	$1,056	$350,078	$301,282	$838	$302,120
Trading margin	—	5,810	5,810	—	1,369	1,369
Net gain on sale of leasing equipment	7,055	—	7,055	10,263	—	10,263
Depreciation and amortization expense	141,263	74	141,337	128,428	153	128,581
Interest and debt expense	82,116	386	82,502	73,466	329	73,795
Realized (gain) loss on derivative instruments, net	(606)	(2)	(608)	20	—	20
Income before income taxes (1)	$104,226	$2,862	$107,088	$73,232	$2,079	$75,311

(1)
Segment income before income taxes excludes unrealized gains or losses on derivative instruments and the write-off of debt costs. Unrealized losses on derivative instruments of $0.3 million and $0.6 million for the three months ended September 30, 2018 and 2017, respectively. Write-off of debt costs was $1.3 million and $4.1 million for the three months ended September 30, 2018 and 2017, respectively.

	Nine Months Ended September 30,
	2018			2017
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$991,639	$3,307	$994,946	$847,136	$2,525	$849,661
Trading margin	—	12,795	12,795	—	3,089	3,089
Net gain on sale of leasing equipment	27,378	—	27,378	25,063	—	25,063
Depreciation and amortization expense	404,927	737	405,664	370,081	471	370,552
Interest and debt expense	235,531	1,096	236,627	206,959	1,117	208,076
Realized (gain) loss on derivative instruments, net	(1,345)	(3)	(1,348)	902	—	902
Income before income taxes (1)(2)	$310,623	$11,682	$322,305	$173,330	$4,257	$177,587

(1)
Segment income before income taxes excludes unrealized gains or losses on derivative instruments and the write-off of debt costs. Unrealized gains on derivative instruments were $1.0 million and $0.1 million for the nine months ended September 30, 2018 and 2017, respectively. Write-off of debt costs was $1.9 million and $4.1 million for the nine months ended September 30, 2018 and 2017, respectively.

(2)	Equipment leasing segment includes gain on sale of an office building of $21.0 million for the nine months ended September 30, 2018.

	September 30, 2018			December 31, 2017
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Equipment held for sale	$28,602	$22,374	$50,976	$31,534	$11,661	$43,195
Goodwill	220,864	15,801	236,665	220,864	15,801	236,665
Total assets	$10,297,814	$50,683	$10,348,497	$9,534,330	$43,295	$9,577,625

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the geographic allocation of equipment leasing revenues for the three and nine months ended September 30, 2018 and 2017 based on the Company's customers' primary domicile (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total equipment leasing revenues:
Asia	$142,978	$127,205	$407,919	$361,975
Europe	164,812	133,752	462,943	376,414
Americas	31,796	31,014	92,949	80,464
Bermuda	778	645	2,112	1,037
Other International	9,714	9,504	29,023	29,771
Total	$350,078	$302,120	$994,946	$849,661

Since the majority of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, all of the Company's long-lived assets are considered to be international.

The following table summarizes the geographic allocation of equipment trading revenues for the three and nine months ended September 30, 2018 and 2017 based on the location of the sale (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total equipment trading revenues:
Asia	$5,824	$6,582	$11,539	$15,063
Europe	6,475	2,510	15,829	6,728
Americas	10,407	1,973	23,164	5,672
Bermuda	—	—	—	22
Other International	2,586	909	6,234	2,728
Total	$25,292	$11,974	$56,766	$30,213

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Commitments and Contingencies

Lease Commitments

The Company has cancelable and non-cancelable operating lease agreements principally for facilities and office equipment used in the Company’s operations. Total operating lease rental expense included in administrative expenses on the consolidated statements of operations was $0.8 million and $0.6 million for the three months ended September 30, 2018 and 2017, respectively. Total operating lease rental expense included in administrative expenses on the consolidated statements of operations was $2.2 million and $1.8 million for the nine months ended September 30, 2018 and 2017, respectively.

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

Container Equipment Purchase Commitments

At September 30, 2018, the Company had commitments to purchase equipment in the amount of $111.4 million payable in 2018.

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

Total
Balance at December 31, 2017	$9,677
Accrual	—
Payments / Adjustments	(6,014)
Balance at September 30, 2018	$3,663

Note 8—Income Taxes

The Company's effective tax rates were 9.3% and 15.7% for the three months ended September 30, 2018 and 2017, and 11.3% and 17.1% for the nine months ended September 30, 2018 and 2017, respectively. The Company has computed the provision for income taxes based on the estimated annual effective tax rate and the application of discrete items, if any, in the applicable period. The decrease in the effective tax rate is primarily due to a decrease in the U.S. federal income tax rate from 35% to 21% resulting from passage of the Tax Cuts and Jobs Act on December 22, 2017.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Payments received from TriStar on direct finance leases	$426	$477	$1,388	$1,373
Payments received from TriStar on loan payable	$—	$—	$—	$86

			September 30, 2018	December 31, 2017
Direct finance lease balance			$10,973	$10,648
Loan payable balance			$—	$—

Note 10—Subsequent Events

Quarterly Dividend

On October 31, 2018, the Company's Board of Directors approved and declared a $0.52 per share quarterly cash dividend on its issued and outstanding common shares, payable on December 20, 2018 to shareholders of record at the close of business on December 3, 2018.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" as discussed in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2017 with the SEC on February 27, 2018 (the "Form 10-K"), in this Report on Form 10-Q and in any other Form 10-Q filed or to be filed by us, and in other documents we file with the SEC from time to time. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Operations

Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of September 30, 2018, our total fleet consisted of 3.7 million containers and chassis, representing 6.2 million twenty-foot equivalent units ("TEU") or 7.6 million cost equivalent units ("CEU"). We have an extensive global presence, offering leasing service through 23 offices located in 15 countries, and we provide access to our containers through a network of approximately 400 third-party container depot facilities located in approximately 45 countries as of September 30, 2018. Our primary customers include the world's largest container shipping lines. For the nine months ended September 30, 2018, our twenty largest customers accounted for 85% of our lease billings, our five largest customers accounted for 54% of our lease billings, and our two largest customers, CMA CGM S.A. and MSC Mediterranean Shipping Company S.A., accounted for 20% and 14% of our lease billings, respectively.

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

The following tables summarize our equipment fleet as of September 30, 2018, December 31, 2017 and September 30, 2017 indicated in units, TEU and CEU.

	Equipment Fleet in Units			Equipment Fleet in TEU
	September 30, 2018	December 31, 2017	September 30, 2017	September 30, 2018	December 31, 2017	September 30, 2017
Dry	3,336,793	3,077,144	2,997,356	5,464,515	5,000,043	4,873,026
Refrigerated	228,559	218,429	217,121	440,164	419,673	417,138
Special	94,038	89,066	89,219	169,870	159,172	159,243
Tank	12,284	12,124	11,948	12,284	12,124	11,948
Chassis	23,396	22,523	22,522	42,911	41,068	41,062
Equipment leasing fleet	3,695,070	3,419,286	3,338,166	6,129,744	5,632,080	5,502,417
Equipment trading fleet	14,513	10,510	10,998	23,182	16,907	17,993
Total	3,709,583	3,429,796	3,349,164	6,152,926	5,648,987	5,520,410

	Equipment Fleet in CEU (1)
	September 30, 2018	December 31, 2017	September 30, 2017
Operating leases	7,208,106	6,678,282	6,544,960
Finance leases	318,607	328,024	334,121
Equipment trading fleet	53,730	51,762	55,483
Total	7,580,443	7,058,068	6,934,564

(1)
In the equipment fleet tables above, we have included total fleet count information based on CEU. CEU is a ratio used to convert the actual number of containers in our fleet to a figure based on the relative purchase prices of our various equipment types to that of a 20 foot dry container. For example, the CEU ratio for a 40 foot high cube dry container is 1.68, and a 40 foot high cube refrigerated container is 10.0. The CEU ratios used in this calculation are from our debt covenants and may differ from the current relative cost of our various equipment types and the CEU ratios used by others in the industry.

__________________________________________________________________________________________________________________________

The following table summarizes the percentage of our equipment fleet in units and CEU as of September 30, 2018:

Equipment Type	Percentage of total fleet in units	Percentage of total fleet in CEU
Dry	90.0%	62.9%
Refrigerated	6.2	29.6
Special	2.5	2.9
Tank	0.3	2.6
Chassis	0.6	1.3
Equipment leasing fleet	99.6	99.3
Equipment trading fleet	0.4	0.7
Total	100.0%	100.0%

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

The following table summarizes our lease portfolio by lease type, based on CEU on-hire as of September 30, 2018, December 31, 2017 and September 30, 2017:

Lease Portfolio	September 30, 2018	December 31, 2017	September 30, 2017
Long-term leases	70.9%	72.2%	70.7%
Finance leases	4.4	4.9	5.1
Service leases	11.7	14.1	14.7
Expired long-term leases (units on-hire)	13.0	8.8	9.5
Total	100.0%	100.0%	100.0%

As of September 30, 2018, December 31, 2017 and September 30, 2017, our long-term and finance leases combined had an average remaining contractual term of approximately 44 months, 43 months, and 40 months, respectively, assuming no leases are renewed.

Operating Performance

Market conditions remained favorable in the third quarter of 2018. Demand for our containers was supported by several factors, including solid trade growth, an increased preference for leasing relative to direct container purchases by our shipping line customers, and a strong leasing share for Triton. The supply of containers remained well controlled, with a moderate inventory of available new containers and a very limited inventory of available used leasing containers. Pick-up activity for our containers remained strong in the third quarter, reflecting solid peak season trade growth and a continued favorable supply / demand environment for containers.

The start of the fourth quarter typically marks the end of the peak shipping season for dry containers, and net pick-up activity has slowed from the high volumes we generated in the second and third quarters. New and used container prices have also decreased slightly as demand has decreased seasonally. In addition, tariffs have been increased recently for a wide range of goods traded between the United States and China. While many of our customers have indicated to us that they believe the increased tariffs will not have a significant impact on overall global container trading volumes, the increased tariffs have added uncertainty to expectations for global economic growth and trade growth in 2019.

Fleet size. As of September 30, 2018, our fleet had a net book value of $9,515.3 million, which represents an increase of 12.1% as compared to September 30, 2017. The increase in our fleet size was due to significant investments in new containers during the last quarter of 2017 and the first nine months of 2018.

During 2018, we benefited from solid trade growth, an increase in the share of new containers purchased by leasing companies and a strong share of new leasing transactions. As of October 31, 2018, we have invested $1.5 billion in containers for delivery in 2018.

Utilization. Our utilization averaged 98.7% during the third quarter of 2018 compared to 98.8% in the second quarter of 2018 and 97.6% in the third quarter of 2017. As of October 31, 2018, our utilization was 98.4%. Our high utilization has been supported by the favorable supply / demand balance for containers. While we expect the supply / demand balance for containers to remain generally favorable, we expect our utilization to gradually decrease in the fourth quarter of 2018 due to the end of the peak shipping season for dry containers.

The following table summarizes the equipment fleet utilization(1) for the periods indicated below.

	Quarter Ended
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Average Utilization (1)	98.7%	98.8%	98.6%	98.3%	97.6%
Ending Utilization (1)	98.6%	98.7%	98.7%	98.6%	98.0%

(1)	Utilization is computed by dividing our total units on lease (in CEU) by the total units in our fleet (in CEU) excluding new units not yet leased and off-hire units designated for sale.

Average lease rates. Average lease rates for our dry container product line increased by 3.0% in the third quarter of 2018 compared to the third quarter of 2017. Market lease rates for dry containers were slightly above our portfolio average lease rates for most of 2018, though container prices and market lease rates decreased slightly toward the end of the third quarter and are now slightly below our portfolio average.

We have a large number of dry container leases which are expired or will expire in 2019. The average rates on these leases are slightly above current market lease rates. We could face increased pressure on our average dry container lease rates if new container prices and market lease rates were to decrease more significantly.

Average lease rates for our refrigerated container product line decreased by 1.0% in the third quarter of 2018 compared to the third quarter of 2017. The cost of refrigerated containers has trended down over the last few years, which has led to lower market lease rates. Market lease rates for refrigerated containers have also been pressured for several years by new leasing company entrants. Market lease rates for refrigerated containers remain below the average lease rates of our refrigerated container lease portfolio, and we expect our average lease rates for refrigerated containers to continue to gradually trend down.

The average lease rates for special containers decreased by 1.3% in the third quarter of 2018 compared to the third quarter of 2017. Current market lease rates for special containers are comparable to the average lease rates in our lease portfolio.

Equipment disposals. Average used dry container disposal prices increased by 13.5% in the third quarter of 2018 compared to the third quarter of 2017, reflecting the tight supply / demand for leasing containers, low drop-off volumes and reduced inventories of containers held for sale. Disposal volumes of our used leasing containers remained relatively low in the third quarter due to our reduced inventory of containers held for sale. Trading volumes of new containers and used containers purchased from third-parties were relatively high in the third quarter. We expect our average used container sale prices to decrease slightly from the third quarter of 2018 to the fourth quarter due to the end of the peak shipping season for dry containers.

Credit Risk.    We faced minimal credit losses in the third quarter of 2018. However, our credit risk is currently elevated due to the ongoing financial pressure faced by our shipping line customers. The container shipping industry has faced several years of excess vessel capacity, weak freight rates and poor financial results due to aggressive ordering of mega container vessels. Most of our customers have recently generated financial losses and many are burdened with high levels of debt. In addition, we anticipate the high volume of new vessels entering service over the next several years will complicate our customers’ efforts to increase freight rates, and new environmental regulations expected to become effective in January 2020 will increase the cost of fuel and potentially require our shipping line customers to make large capital outlays. As a result, we expect our customers’ financial performance will remain under pressure for some time. The recent tariffs imposed on certain goods traded between the United States and China and the threat of additional tariffs could lead to reduced trade and lower freight rates and further increase the financial pressure on our customers.

We expect it will become more difficult for us to mitigate our exposure to credit risks in the future through the purchase of credit insurance. We let our credit insurance policies lapse at expiration in December 2016 and early 2017 since underwriters offered significantly reduced coverage and required a meaningful increase in insurance premiums as a result of the bankruptcy of Hanjin Shipping Co. We currently have obtained a more limited credit insurance policy covering accounts receivable owed by some of our customers. This policy offers significantly reduced protections against a major customer default compared to the credit insurance we had in place previously, and the policy has exclusions and payment and other limitations. We continue to monitor the availability and pricing of credit insurance and related products.

Dividends

We paid the following quarterly dividends during the nine months ended September 30, 2018 and 2017 on our issued and outstanding common shares:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
September 4, 2018	September 25, 2018	$41.6 Million	$0.52
June 1, 2018	June 22, 2018	$41.6 Million	$0.52
March 12, 2018	March 28, 2018	$36.0 Million	$0.45
September 1, 2017	September 22, 2017	$33.2 Million	$0.45
June 1, 2017	June 22, 2017	$33.2 Million	$0.45
March 20, 2017	March 30, 2017	$33.2 Million	$0.45

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Leasing revenues:
Operating leases	$346,461	$296,669	$981,646	$832,414
Finance leases	3,617	5,451	13,300	17,247
Total leasing revenues	350,078	302,120	994,946	849,661

Equipment trading revenues	25,292	11,974	56,766	30,213
Equipment trading expenses	(19,482)	(10,605)	(43,971)	(27,124)
Trading margin	5,810	1,369	12,795	3,089

Net gain on sale of leasing equipment	7,055	10,263	27,378	25,063
Net gain on sale of building	—	—	20,953	—

Operating expenses:
Depreciation and amortization	141,337	128,581	405,664	370,552
Direct operating expenses	11,489	13,833	32,732	51,396
Administrative expenses	19,964	21,233	60,321	66,268
Transaction and other (income) costs	2	32	(28)	3,340
Provision for doubtful accounts	677	783	551	1,244
Total operating expenses	173,469	164,462	499,240	492,800
Operating income	189,474	149,290	556,832	385,013
Other expenses:
Interest and debt expense	82,502	73,795	236,627	208,076
Realized (gain) loss on derivative instruments, net	(608)	20	(1,348)	902
Unrealized (gain) loss on derivative instruments, net	322	629	(975)	(80)
Write-off of debt costs	1,348	4,073	1,851	4,116
Other expense (income), net	492	164	(752)	(1,552)
Total other expenses	84,056	78,681	235,403	211,462
Income before income taxes	105,418	70,609	321,429	173,551
Income tax expense	9,789	11,063	36,182	29,688
Net income	$95,629	$59,546	$285,247	$143,863
Less: income attributable to noncontrolling interest	1,393	2,390	5,249	6,425
Net income attributable to shareholders	$94,236	$57,156	$279,998	$137,438

The following table summarizes our comparative results of operations for the three months ended September 30, 2018 and 2017 (in thousands).

	Three Months Ended September 30,
	2018	2017	Variance
Leasing revenues:
Operating leases	$346,461	$296,669	$49,792
Finance leases	3,617	5,451	(1,834)
Total leasing revenues	350,078	302,120	47,958

Equipment trading revenues	25,292	11,974	13,318
Equipment trading expenses	(19,482)	(10,605)	(8,877)
Trading margin	5,810	1,369	4,441

Net gain on sale of leasing equipment	7,055	10,263	(3,208)
Net gain on sale of building	—	—	—

Operating expenses:
Depreciation and amortization	141,337	128,581	12,756
Direct operating expenses	11,489	13,833	(2,344)
Administrative expenses	19,964	21,233	(1,269)
Transaction and other (income) costs	2	32	(30)
Provision for doubtful accounts	677	783	(106)
Total operating expenses	173,469	164,462	9,007
Operating income	189,474	149,290	40,184
Other expenses:
Interest and debt expense	82,502	73,795	8,707
Realized (gain) loss on derivative instruments, net	(608)	20	(628)
Unrealized (gain) loss on derivative instruments, net	322	629	(307)
Write-off of debt costs	1,348	4,073	(2,725)
Other expense (income), net	492	164	328
Total other expenses	84,056	78,681	5,375
Income before income taxes	105,418	70,609	34,809
Income tax expense	9,789	11,063	(1,274)
Net income	$95,629	$59,546	$36,083
Less: income attributable to noncontrolling interest	1,393	2,390	(997)
Net income attributable to shareholders	$94,236	$57,156	$37,080

Comparison of the three months ended September 30, 2018 and 2017

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

	Three Months Ended September 30,
	2018	2017	Variance
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenues	$333,118	$287,357	$45,761
Fee and ancillary revenue	13,343	9,312	4,031
Total operating lease revenues	346,461	296,669	49,792
Finance leases	3,617	5,451	(1,834)
Total leasing revenues	$350,078	$302,120	$47,958

Total leasing revenues were $350.1 million, net of lease intangible amortization of $15.0 million, for the three months ended September 30, 2018, compared to $302.1 million, net of lease intangible amortization of $21.6 million, in the same period in 2017, an increase of $48.0 million.

Per diem revenues were $333.1 million for the three months ended September 30, 2018 compared to $287.4 million in the same period in 2017, an increase of $45.7 million. The primary reasons for this increase are as follows:

•	$33.5 million increase due to an increase of 670,762 CEU in average number of containers on-hire under operating leases;

•	$5.6 million increase due to an increase in average CEU per diem rates, excluding the impact of a reduction in amortization of the lease intangible; and

•	$6.6 million increase due to reduced lease intangible amortization.

Fee and ancillary lease revenues were $13.3 million for the three months ended September 30, 2018 compared to $9.3 million in the same period in 2017, an increase of $4.0 million. The increase was primarily due to an increase in redelivery fees associated with an increase in the volume of container redeliveries.

Finance lease revenues were $3.6 million for the three months ended September 30, 2018 compared to $5.5 million in the same period in 2017, a decrease of $1.9 million. The decrease was primarily due to a reduction in the size of our finance lease portfolio.

Trading margin.    Trading margin was $5.8 million for the three months ended September 30, 2018 compared to $1.4 million in the same period in 2017, an increase of $4.4 million. The increase was due to an increase in both trading volume and per unit margins.

Net gain on sale of leasing equipment.    Gain on sale of equipment was $7.1 million for the three months ended September 30, 2018 compared to $10.3 million in the same period in 2017, a decrease of $3.2 million. The decrease was primarily due to a 31% decrease in the volume of used dry containers sold, partially offset by an increase in average used dry container selling prices.

Depreciation and amortization.    Depreciation and amortization was $141.3 million for the three months ended September 30, 2018 compared to $128.6 million in the same period in 2017, an increase of $12.7 million. The primary reasons for the increase are as follows:

•	$17.9 million increase due to a net increase in the size of our depreciable fleet; partially offset by

•	$4.2 million decrease due to an increase in the number of containers that are fully depreciated; and

•	$0.7 million decrease due to an increase in other fully depreciated assets.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment that has been returned to locations with weak leasing demand. Direct operating expenses were $11.5 million for the three months ended September 30, 2018 compared to $13.8 million in the same period in 2017, a decrease of $2.3 million. The primary reasons for the decrease are as follows:

•	$2.0 million decrease in storage expense and $0.7 million decrease in the handling expense as a result of an increase in utilization; partially offset by

•	$1.1 million increase in repair costs due to an increase in the volume of container redeliveries.

Administrative expenses.    Administrative expenses were $20.0 million for the three months ended September 30, 2018 compared to $21.2 million in the same period in 2017, a decrease of $1.2 million. The primary reasons for the decrease are as follows:

•	$0.6 million decrease due to a decrease in professional fees;

•	$0.3 million decrease due to a decrease in payroll and benefit expenses.

Transaction and other costs. Transaction and other costs include severance and employee compensation costs, legal costs and other professional fees related to the combination of Triton Container International Limited ("TCIL") and TAL International Group, Inc. ("TAL") in an all stock merger (the "Merger"). There were minimal transaction and other costs related to the Merger for the three months ended September 30, 2018 and 2017.

Provision for doubtful accounts.    Provision for doubtful accounts was $0.7 million for the three months ended September 30, 2018 compared to $0.8 million in the three months ended September 30, 2017, a decrease of $0.1 million.

Interest and debt expense.    Interest and debt expense was $82.5 million for the three months ended September 30, 2018, compared to $73.8 million in the same period in 2017, an increase of $8.7 million. The primary reasons for the increase are as follows:

•	$6.1 million increase due to an increase in the average debt balance of $564.4 million for the three months ended September 30, 2018 compared to the same period in 2017; and

•
$2.6 million increase due to an increase in the average effective interest rate to 4.35% for the three months ended September 30, 2018 compared to 4.21% in the same period in 2017. The increase in the effective interest rate was primarily due to an increase in short-term interest rates.

Realized (gain) loss on derivative instruments, net.     Realized gain on derivative instruments, net was $0.6 million for the three months ended September 30, 2018, compared to a minimal realized loss in the same period in 2017, an increase of $0.6 million. This increase is mainly due to an increase in the average one-month LIBOR rate, partially offset by the reduction of the underlying swap notional amounts due to amortization, terminations, and expirations in the three months ended September 30, 2018 compared to the same period in 2017.

Unrealized (gain) loss on derivative instruments. Unrealized loss on derivative instruments, net was $0.3 million for the three months ended September 30, 2018 compared to $0.6 million in the same period in 2017, a decrease of $0.3 million. This decrease in loss is primarily due to the termination of loss position swaps during the third quarter of 2017.

Write-off of debt costs. Write-off of debt costs was $1.3 million for the three months ended September 30, 2018, compared to $4.1 million in the same period in 2017. The write-off of debt costs incurred in the third quarter of 2018 was due to the termination of certain existing debt facilities and the resulting write-off of unamortized debt costs related to those facilities.

Income taxes. Income tax expense was $9.8 million for the three months ended September 30, 2018 compared to $11.1 million in the same period in 2017, a decrease in income tax expense of $1.3 million. The decrease in income tax expense in 2018 was driven by a decrease in the effective tax rate to 9.3% from 15.7% partially offset by an increase in pre-tax income of $34.8 million. Our effective tax rate decreased primarily due to the reduction in the U.S. federal income tax rates resulting from the passage of the Tax Cuts and Jobs Act on December 22, 2017.

Income attributable to non-controlling interests. Income attributable to non-controlling interests was $1.4 million for the three months ended September 30, 2018 compared to $2.4 million in the same period in 2017, a decrease of $1.0 million. The decrease was a result of lower income from gains on the disposition of container rental equipment attributable to non-controlling interests, and a reduction in the size of the portfolio of containers owned by the entity in which the non-controlling interests maintain their ownership.

The following table summarizes our comparative results of operations for the nine months ended September 30, 2018 and 2017 (in thousands).

	Nine Months Ended September 30,
	2018	2017	Variance
Leasing revenues:
Operating leases	$981,646	$832,414	$149,232
Finance leases	13,300	17,247	(3,947)
Total leasing revenues	994,946	849,661	145,285

Equipment trading revenues	56,766	30,213	26,553
Equipment trading expenses	(43,971)	(27,124)	(16,847)
Trading margin	12,795	3,089	9,706

Net gain on sale of leasing equipment	27,378	25,063	2,315
Net gain on sale of building	20,953	—	20,953

Operating expenses:
Depreciation and amortization	405,664	370,552	35,112
Direct operating expenses	32,732	51,396	(18,664)
Administrative expenses	60,321	66,268	(5,947)
Transaction and other (income) costs	(28)	3,340	(3,368)
Provision for doubtful accounts	551	1,244	(693)
Total operating expenses	499,240	492,800	6,440
Operating income	556,832	385,013	171,819
Other expenses:
Interest and debt expense	236,627	208,076	28,551
Realized (gain) loss on derivative instruments, net	(1,348)	902	(2,250)
Unrealized (gain) loss on derivative instruments, net	(975)	(80)	(895)
Write-off of debt costs	1,851	4,116	(2,265)
Other expense (income), net	(752)	(1,552)	800
Total other expenses	235,403	211,462	23,941
Income before income taxes	321,429	173,551	147,878
Income tax expense	36,182	29,688	6,494
Net income	$285,247	$143,863	$141,384
Less: income attributable to noncontrolling interest	5,249	6,425	(1,176)
Net income attributable to shareholders	$279,998	$137,438	$142,560

Comparison of the nine months ended September 30, 2018 and 2017

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

	Nine Months Ended September 30,
	2018	2017	Variance
	(in thousands)
Leasing revenues:
Operating lease revenues:
Per diem revenues	$947,933	$800,932	$147,001
Fee and ancillary revenue	33,713	31,482	2,231
Total operating lease revenues	981,646	832,414	149,232
Finance leases	13,300	17,247	(3,947)
Total leasing revenues	$994,946	$849,661	$145,285

Total leasing revenues were $994.9 million, net of lease intangible amortization of $47.5 million, for the nine months ended September 30, 2018, compared to $849.7 million, net of lease intangible amortization of $67.5 million, in the same period in 2017, an increase of $145.2 million.

Per diem revenues were $947.9 million for the nine months ended September 30, 2018 compared to $800.9 million in the same period in 2017, an increase of $147.0 million. The primary reasons for this increase are as follows:

•	$106.4 million increase due to an increase of 708,899 CEU in the average number of containers on-hire under operating leases;

•	$20.6 million increase due to higher average CEU per diem rates, excluding the impact of a reduction in amortization of the lease intangible; and

•	$20.0 million increase due to reduced lease intangible amortization.

Fee and ancillary lease revenues were $33.7 million for the nine months ended September 30, 2018 compared to $31.5 million in the same period in 2017, an increase of $2.2 million. The increase was primarily due to higher redelivery fee revenue of $4.0 million associated with a higher volume of redeliveries, partially offset by reduced handling fees of $2.7 million.

Finance lease revenues were $13.3 million for the nine months ended September 30, 2018 compared to $17.2 million in the same period in 2017, a decrease of $3.9 million. The decrease was primarily due to a reduction in the size of our finance lease portfolio.

Trading margin.    Trading margin was $12.8 million for the nine months ended September 30, 2018 compared to $3.1 million in the same period in 2017, an increase of $9.7 million. The increase was due to an increase in both trading volume and per unit margins.

Net gain on sale of leasing equipment.    Gain on sale of equipment was $27.4 million for the nine months ended September 30, 2018 compared to $25.1 million in the same period in 2017, an increase of $2.3 million. The increase was primarily due to a 27% increase in average used dry container selling prices, partially offset by a reduction in the volume of containers sold.

Net gain on sale of building. On April 20, 2018 we completed the sale of an office building for net proceeds of $27.6 million and recognized a gain of $21.0 million.

Depreciation and amortization.    Depreciation and amortization was $405.7 million for the nine months ended September 30, 2018 compared to $370.6 million in the same period in 2017, an increase of $35.1 million. The primary reasons for the increase are as follows:

•	$49.4 million increase due to a net increase in the size of our depreciable fleet; partially offset by

•	$9.9 million decrease due to an increase in the number of containers that are fully depreciated; and

•	$5.3 million decrease due to an increase in other fully depreciated assets.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment that has been returned to locations with weak leasing demand. Direct operating expenses were $32.7 million for the nine months ended September 30, 2018 compared to $51.4 million in the same period in 2017, a decrease of $18.7 million. The decrease was primarily due to an increase in average utilization resulting in a $15.4 million decrease in storage expense and a $1.1 million decrease in handling expense.

Administrative expenses.    Administrative expenses were $60.3 million for the nine months ended September 30, 2018 compared to $66.3 million in the same period in 2017, a decrease of $6.0 million primarily due to a decrease in payroll and benefit expenses and professional fees.

Transaction and other costs. Transaction and other costs include severance and employee compensation costs, legal costs and other professional fees related to the Merger. There were minimal transaction and other costs related to the Merger for the nine months ended September 30, 2018 compared to $3.3 million in the same period in 2017. The reduction is due to the completion of Merger related activities.

Provision for doubtful accounts.    Provision for doubtful accounts was $0.6 million for the nine months ended September 30, 2018 compared to $1.2 million in the nine months ended September 30, 2017, a decrease of $0.6 million.

Interest and debt expense.    Interest and debt expense was $236.6 million for the nine months ended September 30, 2018, compared to $208.1 million in the same period in 2017, an increase of $28.5 million. The primary reasons for the increase are as follows:

•	$15.3 million increase due to an increase in the average debt balance of $490.2 million for the nine months ended September 30, 2018 compared to the same period in 2017; and

•
$13.2 million increase due to an increase in the average effective interest rate to 4.36% for the nine months ended September 30, 2018 compared to 4.12% in the same period in 2017. The increase in the effective interest rate was primarily due to an increase in short-term interest rates.

Realized (gain) loss on derivative instruments, net.     Realized gain on derivative instruments, net was $1.3 million for the nine months ended September 30, 2018, compared to a realized loss of $0.9 million in the same period in 2017, an increase of $2.2 million. This increase is mainly due to an increase in the average one-month LIBOR rate, partially offset by the reduction of the underlying swap notional amounts due to amortization, terminations, and expirations in the nine months ended September 30, 2018 compared to the same period in 2017.

Unrealized (gain) on derivative instruments. Unrealized gain on derivative instruments, net was $1.0 million for the nine months ended September 30, 2018 compared to $0.1 million in the same period in 2017, an increase of $0.9 million. The unrealized gain increased due to a larger increase in long-term interest rates during the nine months ended September 30, 2018 compared to the same period in 2017, partially offset by a decrease in the notional value of our swap portfolio.

Write-off of debt costs. Write-off of debt costs was $1.9 million for the nine months ended September 30, 2018, compared to a write-off of debt costs of $4.1 million in the same period in 2017. The write-off of debt costs was due to the termination of certain existing debt facilities and the resulting write-off of unamortized debt costs related to those facilities.

Income taxes. Income tax expense was $36.2 million for the nine months ended September 30, 2018 compared to $29.7 million in the same period in 2017, an increase in income tax expense of $6.5 million. The increase in income tax expense in 2018 was driven by an increase in pre-tax income of $147.8 million partially offset by a decrease in the effective tax rate to 11.3% from 17.1%. Our effective tax rate decreased primarily due to the reduction in the U.S. federal income tax rates resulting from the passage of the Tax Cuts and Jobs Act on December 22, 2017.

Income attributable to non-controlling interests. Income attributable to non-controlling interests was $5.2 million for the nine months ended September 30, 2018 compared to $6.4 million in the same period in 2017, a decrease of $1.2 million. The decrease was a result of lower income from gains on the disposition of container rental equipment attributable to non-controlling interests, and a reduction in the size of the portfolio of containers owned by the entity in which the non-controlling interests maintain their ownership.

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

Segment income before income taxes

The following table lists the income before income taxes for the equipment leasing and equipment trading segments for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income before income taxes(1)
Equipment leasing segment(2)	$104,226	$73,232	$310,623	$173,330
Equipment trading segment	$2,862	$2,079	$11,682	$4,257

(1)
Segment income before income taxes excludes unrealized gains or losses on derivative instruments and the write-off of debt costs. Unrealized losses on derivative instruments were $0.3 million and $0.6 million for the three months ended September 30, 2018 and 2017, respectively. Write-off of debt costs was $1.3 million and $4.1 million for the three months ended September 30, 2018 and 2017, respectively. Unrealized gains on derivative instruments were $1.0 million and $0.1 million for the nine months ended September 30, 2018 and 2017, respectively. Write-off of debt costs was $1.9 million and $4.1 million for the nine months ended September 30, 2018 and 2017, respectively.

(2)	Equipment leasing segment includes gain on sale of an office building of $21.0 million for the three and nine months ended September 30, 2018.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, principal payments on finance lease receivables, and borrowings under our credit facilities. Our principal uses of cash include capital expenditures, debt service requirements and dividend distributions.

For the twelve months ended September 30, 2018, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment and principal payments on our finance leases was $1,187.9 million. In addition, as of September 30, 2018, we had $75.2 million of unrestricted cash and cash equivalents and $1,003.0 million of additional borrowing capacity under our current credit facilities.

As of September 30, 2018, our cash commitments in the next twelve months include $810.9 million of scheduled principal payments on our existing debt facilities and $239.2 million of committed but unpaid capital expenditures.

We believe that cash provided by operating activities, existing cash, proceeds from the sale of our leasing equipment, principal payments on our finance lease receivables and availability under our borrowing facilities will be sufficient to meet our obligations over the next twelve months.

Debt Agreements

Pursuant to the terms of certain debt agreements, we are required to maintain certain restricted cash accounts. As of September 30, 2018, we had restricted cash of $127.3 million.

At September 30, 2018, our outstanding indebtedness was comprised of the following (in millions):

	Amount Outstanding	Maximum Borrowing Level
Institutional notes	$2,206.1	$2,206.1
Asset-backed securitization term notes	3,154.5	3,154.5
Term loan facilities	1,403.7	1,403.7
Asset-backed warehouse facility	232.0	400.0
Revolving credit facilities	450.0	1,285.0
Capital lease obligations	89.3	89.3
Total debt outstanding	7,535.6	8,538.6
Debt costs	(43.3)	—
Unamortized fair value debt adjustment	(19.5)	—
Debt, net of unamortized debt costs	$7,472.8	$8,538.6

The maximum borrowing levels depicted in the table above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets. As of September 30, 2018, the actual availability under all of our credit facilities was approximately $401.6 million.

As of September 30, 2018, we had $4,695.5 million of total debt outstanding on facilities with fixed interest rates. These fixed rate facilities are scheduled to mature between 2018 and 2029 and had a contractual weighted average interest rate of 4.23% as of September 30, 2018.

As of September 30, 2018, we had $2,840.1 million of total debt outstanding on facilities with interest rates based on floating rate indices (LIBOR). These floating rate facilities are scheduled to mature between 2019 and 2024 and had a contractual weighted average interest rate of 4.16% as of September 30, 2018.

We hedge the risks associated with fluctuations in interest rates on a portion of our floating rate borrowings by entering into interest rate swap agreements that convert a portion of our floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of September 30, 2018, we had interest rate swaps in place with a notional amount of $1,715.0 million to fix the floating interest rates on a portion of our floating rate debt obligations. As of September 30,

2018, these interest rate swaps had a weighted average fixed leg interest rate of 2.22% and a weighted average remaining term of 4.4 years. Including the impact of our interest rate swaps, the contractual weighted average interest rate on our floating rate facilities was 4.16% as of September 30, 2018.

As of September 30, 2018, we had a combined $6,410.5 million of total debt on facilities with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap contracts. The fixed facilities and fixed interest rate swap contracts had a contractual weighted average interest rate of 4.22% and a weighted average remaining term of 4.2 years.

Overall, we had a contractual weighted average interest rate of 4.21% as of September 30, 2018, including the impact of the swap contracts.

For additional information on our debt obligations, please refer to Note 4 "Debt" in the Notes to Consolidated Financial Statements.

Debt Covenants

We are subject to certain financial covenants under our debt agreements. The debt agreements are the obligations of our subsidiaries and all related debt covenants are calculated at the subsidiary level. Failure to comply with these covenants could result in a default under the related credit agreements and the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors. As of September 30, 2018, we were in compliance with all such covenants.

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

TNW is calculated as total tangible assets less total indebtedness for our TAL subsidiary.

Indebtedness to TNW is calculated as the ratio of Indebtedness to TNW for our TAL subsidiary.

The compliance levels of our primary financial covenants as of September 30, 2018 are summarized as follows:

Financial Covenant	Entity	Covenant Threshold	Actual Value
Fixed Charge Coverage Ratio	TCIL	Shall not be less than 1.25:1	2.36:1
CTNW	TCIL	Shall not be less than $855 million	$1,688.5 million
Funded Debt Ratio	TCIL	Shall not exceed 4.0:1	2.65:1
EBIT to Cash Interest Expense	TAL	Shall not be less than 1.10:1	2.29:1
TNW	TAL	Shall not be less than $750 million	$959.7 million
Indebtedness to TNW	TAL	Shall not exceed 4.75:1	3.24:1

Share Repurchase Program

On August 1, 2018, the Company's Board of Directors authorized the repurchase of up to $200.0 million of its common shares. For additional information, please refer to Note 3 - “Share-Based Compensation and Other Equity Matters” in the Notes to Consolidated Financial Statements.

Cash Flow

The following table sets forth certain cash flow information for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$719,021	$574,790
Net cash (used in) investing activities	$(1,152,411)	$(1,003,621)
Net cash provided by financing activities	$409,678	$495,810

Operating Activities

Net cash provided by operating activities increased by $144.2 million to $719.0 million in the nine months ended September 30, 2018 compared to $574.8 million in the same period in 2017, primarily attributable to increased profitability.

Investing Activities

Net cash used in investing activities increased by $148.8 million to $1,152.4 million in the nine months ended September 30, 2018, compared to $1,003.6 million in the same period in 2017. The increase in net cash used in investing activities was primarily due to the following:
•$161.7 million increase due to an increase in purchases of leasing equipment;
•$14.5 million increase due to a reduction of cash proceeds from the sale of equipment; partially offset by
•$27.6 million decrease due to net proceeds from the sale of a building.

Financing Activities

Net cash provided by financing activities decreased by $86.1 million to $409.7 million in the nine months ended September 30, 2018, compared to $495.8 million in the same period in 2017. The decrease in net cash provided by financing activities was primarily due to the following:

•	$192.9 million decrease due to proceeds from a secondary offering in 2017 that was not repeated in 2018;

•	$19.7 million decrease due to higher dividend payments; partially offset by

•	$126.5 million increase due to increased net borrowings, inclusive of debt issuance costs, under debt facilities;

•	$2.2 million increase due to reduction in distributions to non-controlling interest.

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

The following table summarizes our contractual obligations and commercial commitments as of September 30, 2018 (in millions):

	Contractual Obligations by Period
Contractual Obligations:	Total	Remaining 2018	2019	2020	2021	2022 and thereafter
Principal debt obligations	$7,451.9	$144.3	$970.9	$1,051.7	$958.2	$4,326.8
Interest on debt obligations(1)	1,198.1	79.2	295.0	250.4	210	363.5
Capital lease obligations(2)	100.9	14.7	11.2	10.8	10.8	53.4
Operating leases (mainly facilities)	12.5	0.8	3.2	2.9	2.4	3.2
Purchase obligations:
Equipment purchases payable	127.8	127.8	—	—	—	—
Equipment purchase commitments	111.4	111.4	—	—	—	—
Severance benefit commitment	3.7	3.7	—	—	—	—
Total contractual obligations	$9,006.3	$481.9	$1,280.3	$1,315.8	$1,181.4	$4,746.9

(1)	Amounts include actual interest for fixed debt and estimated interest for floating rate debt based on September 30, 2018 rates and the net effect of our interest rate swaps.

(2)	Amounts include interest.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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
As of September 30, 2018, we had interest rate swap and cap agreements in place to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Derivatives	Net Notional Amount		Weighted Average Fixed Leg (Pay) Interest Rate	Cap Rate	Weighted Average Remaining Term
Interest Rate Swap	$1,715.0	Million	2.22%	n/a	4.4 years
Interest Rate Cap	$386.7	Million	n/a	2.9%	0.3 years
Certain of our interest rate swap and cap agreements are designated as cash flow hedges for accounting purposes, and any unrealized gains or losses related to the changes in fair value are recognized in accumulated comprehensive income and re-classed to interest and debt expense as they are realized. A portion of our swap portfolio is not designated and changes in the fair value of non-designated interest rate swap agreements are recognized in the consolidated statements of operations as unrealized (gain) loss on derivative instruments, net and reclassified to realized (gain) loss on derivative instruments, net as they are realized.
We recognized activity on our interest rate swap and cap agreements for the three and nine months ended September 30, 2018 and 2017 as shown in the table below (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative instrument	Financial statement caption	2018	2017	2018	2017
Non-designated interest rate swaps	Realized (gain) loss on derivative instruments, net	$(608)	$20	$(1,348)	$902
Non-designated interest rate swaps	Unrealized (gain) loss on derivative instruments, net	$322	$629	$(975)	$(80)
Designated interest rate swaps	Other comprehensive (income) loss	$(5,246)	$1,553	$(27,414)	$7,579
Designated interest rate swaps	Interest and debt (income) expense	$(2,161)	$(160)	$(5,839)	$1,301
Amortization of interest rate cap	Interest and debt (income) expense	$4	$—	$4	$—
As of September 30, 2018, we had a combined $6,410.5 million of total debt on facilities with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap contracts and $1,125.1 million of debt on facilities with floating interest rates that have not been hedged with interest rate swaps. We are mainly exposed to fluctuations in interest rates on the unhedged portion of our floating rate debt. A 100 basis point increase in the interest rates on our unhedged floating rate debt (LIBOR) would result in an increase of approximately $11.0 million in interest expense over the next 12 months.

Foreign currency exchange rate risk

Although we have significant foreign-based operations, the majority of our revenues and our operating expenses for the three and nine months ended September 30, 2018 and 2017 were denominated in U.S. dollars. We pay our non-U.S. employees in local currencies and certain operating expenses are denominated in foreign currencies. The Company recognized a net foreign currency exchange loss of $0.3 million and $0.6 million in administrative expenses for the three and nine months ended September 30, 2018. During the three and nine months ended September 30, 2017, net foreign currency exchange gains and losses were immaterial.

ITEM 4.    CONTROLS AND PROCEDURES.
Our senior management has evaluated the effectiveness and design of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e)), as of September 30, 2018. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded, as of September 30, 2018, that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) that occurred during the three and nine months ended September 30, 2018, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In June 2018, the United States Trade Representative (“USTR”) identified marine containers in its list of Chinese manufactured products for the potential imposition of tariffs. In July 2018, the United States Trade Representative (“USTR”) identified chassis in its list of Chinese manufactured products for the potential imposition of tariffs.
The proposed tariff on containers manufactured in China was not adopted. However, effective as of September 24, 2018, the USTR imposed a 10% tariff on chassis manufactured in China, which is currently scheduled to increase to 25% on January 1, 2019. Most of the chassis that we purchase are manufactured in China and we permanently import them into the United States for our chassis leasing business. We will attempt to pass along the cost of the tariff to our chassis customers by negotiating higher rental rates and sales prices. If we are unable to do so, that could have an adverse effect on our business, financial condition and results of operations.
- For a detailed discussion of our risk factors, refer to our Form 10-K -
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table provides certain information with respect to our purchases of the Company’s common shares during the three months ended September 30, 2018.

	Issuer Purchases of Common Shares(1)
Period	Total number of shares purchased	Average price paid per share	Total number of shares (or units) purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)
July 1, 2018 through July 31, 2018	—	$—	—	$—
August 1, 2018 through August 31, 2018	—	$—	—	$200,000
September 1, 2018 through September 30, 2018	33,700	$33.07	33,700	$198,885
Total	33,700	$33.07	$33,700	$198,885

(1)
On August 1, 2018, the Company's Board of Directors authorized the repurchase of up to $200 million of its common shares. The share repurchase authorization will terminate upon completing repurchases of $200 million of common shares unless earlier terminated by the Board.

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

TRITON INTERNATIONAL LIMITED

November 6, 2018	By:	/s/ JOHN BURNS
John Burns
Chief Financial Officer