Form 10-K
period 2018-12-31
Triton International Ltd
filed 2019-02-19
CIK 1660734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2018
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                             to
Commission file number - 001-37827
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of voting common shares held by non-affiliates as of June 29, 2018 was approximately $1,586.0 million. As of February 8, 2019, there were 78,743,418 common shares, $0.01 par value, of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part of Form 10-K	Document Incorporated by Reference
Part III, Items 10, 11, 12, 13, and 14	Portion of the Registrant's proxy statement to be filed in connection with the Annual Meeting of Shareholders of the Registrant to be held on April 25, 2019.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the Securities and Exchange Commission, or SEC, or in connection with oral statements made to the press, potential investors or others. All statements other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, future costs, prospects, plans and objectives of management are forward-looking statements. The words "expect," "estimate," "anticipate," "predict," "believe," "think," "plan," "will," "should," "intend," "seek," "potential" and similar expressions and variations are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

•
disruption to Triton's operations resulting from political and economic policies of the United States and other countries, particularly China, including but not limited to the impact of trade wars and tariffs;

•	disruption to Triton's operations from failure of or attacks on Triton's information technology systems;

•	disruption to Triton's operations as a result of natural disasters;

•	compliance with laws and regulations related to economic and trade sanctions, security, anti-terrorism, environmental protection and corruption;

•	ability to obtain sufficient capital to support growth;

•	restrictions imposed by the terms of Triton's debt agreements;

•	changes in the tax laws in Bermuda, the United States and other countries; and

•	other risks and uncertainties, including those listed under the caption "Risk Factors."

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

Since completion of the Merger, Brian M. Sondey, who was the Chairman, President and Chief Executive Officer of TAL, has served as the Chairman and Chief Executive Officer of Triton, and John Burns, who was the Chief Financial Officer of TAL, has served as the Chief Financial Officer of Triton. Simon R. Vernon, who was the President and Chief Executive Officer of TCIL, served as President of Triton until his retirement on February 28, 2018 and continues to serve as a member of the Board of Directors.

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

        Also, copies of our annual report and Code of Ethics will be made available, free of charge, upon written request to:

Triton International Limited
Canon's Court
22 Victoria Street
Hamilton HM12, Bermuda
Attn: Marc Pearlin, Sr. Vice President, General Counsel and Secretary
Telephone: (441) 294-8033

SERVICE MARKS MATTERS

The following items referred to in this annual report are registered or unregistered service marks in the United States and/or foreign jurisdictions pursuant to applicable intellectual property laws and are the property of Triton and its subsidiaries: Triton®, TAL®, and ®.

PART I
ITEM 1. BUSINESS

Our Company

Triton International Limited (“Triton”, “we”, "our” or the “Company”) is the world's largest lessor of intermodal containers. Intermodal containers are large, standardized steel boxes used to transport freight by ship, rail or truck. Because of the handling efficiencies they provide, intermodal containers are the primary means by which many goods and materials are shipped internationally. We also lease chassis, which are used for the transportation of containers.

Triton was formed on July 12, 2016 through an all-stock merger between Triton Container International Limited and TAL International Group, Inc.

Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of December 31, 2018, our total fleet consisted of 3.7 million containers and chassis, representing 6.2 million twenty-foot equivalent units ("TEU") or 7.6 million cost equivalent units ("CEU"). We have an extensive global presence, offering leasing services through 23 offices located in 16 countries, and we provide access to our containers through a network of approximately 400 third-party container depot facilities located in approximately 45 countries as of December 31, 2018. Our primary customers include the world's largest container shipping lines. We employed 243 people as of December 31, 2018. Our field operations include a global sales force, a global container operations group, an equipment resale group, and a logistics services group. Our registered office is located in Bermuda.

The most important driver of profitability in our business is the extent to which leasing revenues, which are driven primarily by our owned equipment fleet size, utilization and average rental rates, exceed our ownership and operating costs. Our profitability is also driven by the gains or losses we realize on the sale of used containers because, in the ordinary course of our business, we sell certain containers when they are returned to us.

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

Over the last thirty years, containerized trade has grown at a rate greater than that of general worldwide economic growth. According to Clarkson Research Studies, worldwide containerized cargo volume increased at a compound annual growth rate ("CAGR") of 8.1% from 1987 to 2018. We believe that this high historical growth was due to several factors, including the shift in global manufacturing capacity to lower labor cost areas such as China and India, the continued integration of developing high growth economies into global trade patterns and the continued conversion of cargo from bulk shipping into containers. However, worldwide containerized cargo volume growth has been lower over the last few years, averaging 4.1% CAGR from 2013 to 2018, due to weak global economic growth and a significant reduction in the difference between global trade growth and global economic growth.

Container leasing firms maintain inventories of new and used containers in a wide range of worldwide locations and supply these containers primarily to shipping line customers under a variety of short and long-term lease structures. Based on container fleet information reported by Drewry Maritime Research, we estimate that container lessors owned approximately 21.9 million twenty-foot equivalent units ("TEU"), or approximately 53% of the total worldwide container fleet of 41.7 million TEU, as of the end of 2018.

Leasing containers helps shipping lines improve their container fleet efficiency and provides shipping lines with an alternative source of equipment financing. Given the uncertainty and variability of export volumes, and the fact that shipping lines have difficulty in accurately forecasting their container requirements on a day-by-day, port-by-port basis, the availability of containers for lease on short notice reduces shipping lines' need to purchase and maintain larger container inventory buffers. In addition, the drop-off flexibility provided by operating leases also allows the shipping lines to adjust their container fleet sizes and the mix of container types in their fleets both seasonally and over time and helps to balance their trade flows.

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

        Our fleet primarily consists of five types of equipment:

•
Dry Containers.  A dry container is a steel constructed box with a set of doors on one end. Dry containers come in lengths of 20, 40 or 45 feet. They are 8 feet wide, and either 8½ or 9½ feet tall. Dry containers are the least expensive and most widely used type of intermodal container and are used to carry general cargo such as manufactured component parts, consumer staples, electronics and apparel.

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

Our Leases

Most of our revenues are derived from leasing our equipment to our core shipping line customers. The majority of our leases are structured as operating leases, though we also provide customers with finance leases. Regardless of the lease type, we seek to exceed our targeted return on our investments over the life cycle of the equipment by managing utilization, lease rates, and the used equipment sale process.

  Our lease products provide numerous operational and financial benefits to our shipping line customers. These benefits include:

•
Operating Flexibility.  The timing, location and daily volume of cargo movements for a shipping line are often unpredictable. Leasing containers and chassis helps our customers manage this uncertainty and minimizes the requirement for large inventory buffers by allowing them to pick-up leased equipment on short notice.

•
Fleet Size and Mix Flexibility.  The drop-off flexibility included in container and chassis operating leases allows our customers to more quickly adjust the size of their fleets and the mix of container types in their fleets as their trade volumes and patterns change due to seasonality, market changes or changes in company strategies.

•
Alternative Source of Financing.  Container and chassis leases provide an additional source of equipment financing to help our customers manage the high level of investment required to maintain pace with the growth of the asset intensive container shipping industry.

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

We categorize our operating leases as either long-term leases or service leases. Some leases have contractual terms that have features reflective of both long-term and service leases. We classify such leases as either long-term or service leases, depending upon which features we believe are predominant. Long-term leases typically have initial contractual terms ranging from three to eight years. Our long-term leases require our customers to maintain specific units on-hire for the duration of the lease term, and they provide us with predictable recurring cash flow. As of December 31, 2018, 66.6% of our on-hire containers and chassis were under long-term operating leases.

        We also have expired long-term leases whose fixed terms have ended but for which the related units remain on-hire and for which we continue to receive rental payments pursuant to the terms of the initial contract. As of December 31, 2018, 14.6% of our on-hire containers and chassis were on long-term leases whose fixed terms have expired but for which the related units remain on-hire and for which we continue to receive rental payments.

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

        Service leases allow our customers to pick-up and drop-off equipment during the term of the lease, subject to contractual limitations. Service leases provide the customer with a higher level of flexibility than long-term leases and, as a result, typically carry a higher per diem rate. The terms of our service leases can range from 12 months to five years, though because equipment can be returned during the term of a service lease and since service leases are generally renewed or modified and extended upon expiration, lease term does not dictate expected on-hire time for our equipment on service leases. As of December 31, 2018, 11.3% of our on-hire containers and chassis were under service leases and this equipment has been on-hire for an average of 35 months.

  Finance Leases.    Finance leases provide our customers with an alternative method to finance their equipment acquisitions. Finance leases are generally structured for specific quantities of equipment, generally require the customer to keep the equipment on-hire for its remaining useful life, and typically provide the customer with a purchase option at the end of the lease term. As of December 31, 2018, approximately 7.5% of our on-hire containers and chassis were under finance leases.

The following table provides a summary of our equipment lease portfolio by lease type, based on cost equivalent units (CEU), as of December 31, 2018:

Lease Portfolio	December 31, 2018
Long-term leases	66.6%
Finance leases	7.5
Service leases	11.3
Expired long-term leases (units on-hire)	14.6
Total	100.0%

As of December 31, 2018, our long-term and finance leases had an average remaining duration of 47 months, assuming no leases are renewed. However, we believe that many of our customers will renew operating leases for equipment that is less than sale age at the expiration of the lease. In addition, our equipment on operating leases typically remains on-hire at the contractual per diem rate for an additional six to twelve months beyond the end of the contractual lease term due to the logistical requirements of our customers having to return the containers and chassis to specific drop-off locations.

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

Logistics Management, Re-leasing, Depot Management and Equipment Disposals

We believe that managing the period after our equipment's lease is the most important aspect of our business. Successful management of this period requires disciplined logistics management, extensive re-lease capability, careful cost control and effective sales of used equipment.

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

       Re-leasing.    Since our operating leases allow customers to return containers and chassis prior to the end of their useful lives, we typically are required to place containers and chassis on several leases during their useful lives. Initial lease transactions for new containers and chassis can usually be generated with a limited sales and customer service infrastructure because initial leases for new containers and chassis typically cover large volumes of units and are fairly standardized transactions. Used equipment, on the other hand, is typically leased out in small transactions that are structured to accommodate pick-ups and returns in a variety of locations. As a result, leasing companies benefit from having an extensive global marketing and operations infrastructure, a large number of customers, and a high level of operating contact with these customers.

Depot Management.    As of December 31, 2018, we managed our equipment fleet through approximately 400 third-party owned and operated depot facilities located in 45 countries. Depot facilities are generally responsible for repairing our containers and chassis when they are returned by lessees and for storing the equipment while it is off-hire. We have a global operations group that is responsible for managing our depot contracts and they also regularly visit the depot facilities to conduct inventory and repair audits. We also supplement our internal operations group with the use of independent inspection agents.

We are in constant communication with our depot partners through the use of electronic data interchange ("EDI"). Our depots gather and prepare all information related to the activity of our equipment at their facilities and transmit the information via EDI and the Internet to us. The information we receive from the depots updates our fully integrated container fleet management, tracking, and billing system.

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

       Our leases are generally structured so that the lessee is responsible for the customer damage portion of the repair costs, and customers are billed for damages at the time the equipment is returned. We sometimes offer our customers a repair service program whereby we, for an additional payment by the lessee (in the form of a higher per-diem rate or a flat fee at off-hire), assume financial responsibility for all or a portion of the cost of repairs upon return of the equipment.

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

The sale prices we receive for our used containers are influenced by many factors, including the level of demand for used containers compared to the number of used containers available for disposal in a particular location, the cost of new containers, and the level of damage on the containers. While our total revenue is primarily made up of leasing revenues, gains or losses on the sale of used containers can have a significant positive or negative impact on our profitability.

Equipment Trading.    We also buy and sell new and used containers and chassis acquired from third parties. We typically purchase our equipment trading fleet from our shipping line customers or other sellers of used or new equipment. Trading margins are dependent on the volume of units purchased and resold, selling prices, costs paid for equipment sold and selling and administrative costs.

Customers

Our customers are mainly international shipping lines, though we also lease containers to freight forwarding companies and manufacturers. We believe that we have strong, long-standing relationships with our largest customers, most of whom we have done business with for more than 30 years. We currently have equipment on-hire to more than 300 customers, although our twenty largest customers account for 85% of our lease billings. The shipping industry has been consolidating for a number of years, and further consolidation could increase the portion of our revenues that come from our largest customers. Our five largest customers accounted for 54% of our lease billings, and our two largest customers, CMA CGM S.A. and Mediterranean Shipping Company S.A., accounted for 20% and 14%, respectively, of our lease billings in 2018. A default by one of our major customers could have a material adverse impact on our business, financial condition and future prospects.

Marketing and Customer Service

Our global marketing force and our customer service representatives are responsible for developing and maintaining relationships with senior operations staff at our shipping line customers, negotiating lease contracts and maintaining day-to-day coordination with junior level staff at our customers. This close customer communication is critical to our ability to provide customers with a high level of service, helps us to negotiate lease contracts that satisfy both our financial return requirements and our customers' operating needs, ensures that we are aware of our customers' potential equipment shortages, and provides customers knowledge of our available equipment inventories.

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

We experienced a major lessee default in 2016 when Hanjin Shipping Co. ("Hanjin"), one of our largest customers, filed for bankruptcy court protection and defaulted on our lease agreements. Hanjin had approximately 87,000 of our containers on lease with a net book value of $243.3 million. We recorded a loss of $29.7 million during the third quarter ended September 30, 2016, comprised of bad debt expense and a charge for costs not expected to be recovered due to deductibles in our credit insurance policies. As of December 31, 2018, we recovered approximately 95% of our containers previously leased to Hanjin.

While we recovered 95% of the containers previously on-hire to Hanjin, we incurred substantial costs in the recovery effort including a write-off of outstanding receivables; payments to terminals, depots, Hanjin shipping agents and others in possession of our containers to obtain the release of our containers; repair and handling costs; and positioning costs to move containers recovered from locations with weak leasing demand to higher demand locations.

We historically maintained credit insurance to help mitigate the cost and risk of lessee defaults and this insurance coverage reduced our costs resulting from the default of Hanjin, by approximately $67.0 million. However, our credit insurance policies typically had annual terms, and in the aftermath of the Hanjin bankruptcy, the availability of credit insurance protection has become much more limited and the cost of the more limited protection has increased substantially. We currently assess the cost and level of this type of credit insurance protection offered to us as uneconomic, and have allowed this credit insurance coverage to lapse. We have obtained a more limited credit insurance policy covering only accounts receivables for some of our customers. This policy does not cover recovery costs, has exclusions and payment and other limitations, and therefore may not protect us from losses arising from customer defaults. Therefore we may be forced to incur all of the losses resulting from future lessee defaults, significantly increasing the likelihood that a lessee default would have a material adverse impact on our profitability and financial condition.

Competition

We compete with at least six other major intermodal equipment leasing companies in addition to many smaller lessors, manufacturers of intermodal equipment, and companies offering finance leases as distinct from operating leases. It is common for our customers to utilize several leasing companies to meet their equipment needs.

Our competitors compete with us in many ways, including lease pricing, lease flexibility, supply reliability and customer service. In times of weak demand or excess supply, leasing companies often respond by lowering leasing rates and increasing the logistical flexibility offered in their lease agreements. In addition, new entrants into the leasing business are often aggressive on pricing and lease flexibility. Furthermore, customers also have the option to purchase intermodal equipment and utilize owned equipment instead of leasing, relying on their own fleets to satisfy their intermodal equipment needs and even leasing their excess container stock to other shipping companies.

While we are forced to compete aggressively on price, we attempt to emphasize our supply reliability and high level of customer service to our customers. We invest heavily to ensure adequate equipment availability in high demand locations, dedicate large portions of our organization to building customer relationships and maintaining close day-to-day coordination with customers' operating staffs, and have developed powerful and user-friendly systems that allow our customers to transact with us through the Internet.

Suppliers

 We have long-standing relationships with all of our major suppliers. We purchase most of our containers and chassis in China. There are five large manufacturers of dry containers and four large manufacturers of refrigerated containers, though for both dry containers and refrigerated containers, the largest manufacturer accounts for more than 40% of global production volume. Our procurement and engineering staff reviews the designs for our containers and periodically audits the production facilities of our suppliers. In addition, we use our Asian procurement and engineering group and third-party inspectors to visit factories when our containers are being produced to provide an extra layer of quality control. Nevertheless, defects in our containers sometimes occur. We work with the manufacturers to correct these defects, and our manufacturers have generally honored their warranty obligations in such cases.

Systems and Information Technology

The efficient operation of our business is highly dependent on our information technology system to track transactions, bill customers and provide the information needed to report our financial results. Our system allows customers to place pick-up and drop-off orders on the Internet, view current inventories and check contractual terms in effect with respect to any given container lease agreement. Our system also maintains a database, which accounts for the containers in our fleet and our leasing agreements, processes leasing and sale transactions, and bills our customers for their use of and damage to our containers. The Company also uses the information provided by these systems in our day-to-day business to make business decisions and improve our operations and customer service.

Segments

We operate our business in one industry, intermodal transportation equipment, and have two business segments, which also represent our reporting segments:

•
Equipment leasing—Our equipment leasing operations include the acquisition, leasing, re-leasing and ultimate sale of multiple types of intermodal transportation equipment, primarily intermodal containers.

•
Equipment trading—We purchase containers from shipping line customers, and other sellers of containers, and resell these containers to container retailers and users of containers for storage or one-way shipment.

Environmental

        We face a number of environmental concerns, including potential liability due to accidental discharge from our containers, potential equipment obsolescence or retrofitting expenses due to changes in environmental regulations, and increased risk of container performance problems due to container design changes driven by environmental factors. While we maintain environmental liability insurance coverage, and the terms of our leases and other arrangements for use of our containers place the responsibility for environmental liability on the end user, we still may be subject to environmental liability in connection with our current or historical operations. In certain countries like the United States, the owner of a leased container may be liable for the costs of environmental damage from the discharge of the contents of the container even though the owner is not at fault. Our lessees are required to indemnify us from environmental claims and our standard master tank container lease agreement insurance clause requires our tank container lessees to provide pollution liability insurance.

We also face risks from changing environmental regulations, particularly with our refrigerated container product line. Many countries, including the United States, restrict, prohibit or otherwise regulate the use of chemical refrigerants due to their ozone depleting and global warming effects. . Our refrigerated containers currently use 404A or R134A refrigerant. While 404A and R134A do not contain hydrochlorofluorocarbons ("CFCs"), which have been restricted since 1995, the European Union ("EU") has instituted regulations beginning in 2011 to phase out the use of R134A in automobile air conditioning systems due to concern that the release of R134A into the atmosphere may contribute to global warming. While the EU regulations do not currently restrict the use of 404A or R134A in refrigerated containers or trailers, it has been proposed that, beginning in 2020 and 2025, respectively, 404A and R134A usage in refrigerated containers may be banned, although the final decision has not yet been made. Further, certain manufacturers of refrigerated containers, including the largest manufacturer of cooling machines for refrigerated containers, have begun testing units that utilize alternative refrigerants, such as R513a and H1234YF, as well as natural refrigerants such as propane and carbon dioxide, that may have less global warming potential than 404A and R134A. If future regulations prohibit the use or servicing of containers using 404A or R134A refrigerants, we could be forced to incur large retrofitting expenses. In addition, refrigerated containers that are not retrofitted may become difficult to lease, command lower rental rates and disposal prices, or may have to be scrapped.

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

        An additional environmental concern affecting our operations relates to the construction materials used in our dry containers. The floors of dry containers are plywood usually made from tropical hardwoods. Due to concerns regarding de-forestation of tropical rain forests and climate change, many countries which have been the source of these hardwoods have implemented severe restrictions on the cutting and export of these woods. Accordingly, container manufacturers have switched a significant portion of production to more readily available alternatives such as birch, bamboo, and other farm-grown wood species. Container users are also evaluating alternative designs that would limit the amount of plywood required and are also considering possible synthetic materials to replace the plywood. These new woods or other alternatives have not proven their durability over the typical 13-15 year life of a dry container, and if they cannot perform as well as the hardwoods have historically, the future repair and operating costs for these containers could be significantly higher and the useful life of the containers may be decreased.

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

Currency

The U.S. dollar is the operating currency for the large majority of our leases and obligations, and most of our revenues and expenses are denominated in U.S. dollars. However, we pay our subsidiaries' non-U.S. staff in local currencies, and our direct operating expenses and disposal transactions for our older containers are often structured in foreign currencies. We record realized and unrealized foreign currency exchange gains and losses primarily due to fluctuations in exchange rates related to our Euro and Pound Sterling transactions and related assets and liabilities.

Employees

As of December 31, 2018, we employed 243 people in 23 offices, in 16 countries. We believe that our relations with our employees are good and we are not a party to any collective bargaining agreements.

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

Demand for containers depends largely on the rate of world trade and economic growth. Demand for leased containers is also driven by our customers’ “lease vs. buy” decisions. Cyclical recessions, tariffs and other trade actions, and political instability can negatively affect lessors’ operating results because during economic downturns or periods of reduced trade, shipping lines tend to lease fewer containers, or lease containers only at reduced rates, and tend to rely more on their own fleets to satisfy a greater percentage of their requirements. As a result, during periods of weak global economic activity, container lessors typically experience decreased leasing demand, decreased equipment utilization, lower average rental rates, decreased leasing revenue, decreased used container resale prices and significantly decreased profitability. These effects can be severe.

For example, our profitability decreased significantly from the third quarter of 2008 to the third quarter of 2009 due to the effects of the global financial crisis. In 2015 and for the first half of 2016, our operating performance and profitability were negatively impacted due to slower global trade growth resulting in reduced demand for leased containers, higher operating costs and decreasing utilization, lease rental revenue and used container sales prices.

Other general factors affecting demand for leased containers and our container utilization include:

•	the available supply and prices of new and used containers;

•	changes in economic conditions, the operating efficiency of customers and competitive pressures in the shipping industry;

•	the availability and terms of equipment financing for customers;

•	fluctuations in interest rates and foreign currency values;

•	import/export tariffs and restrictions, and customs procedures;

•	foreign exchange controls; and

•	other governmental regulations and political or economic factors that are inherently unpredictable and may be beyond our control.

Any of the aforementioned factors may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Increased tariffs or other trade actions could adversely affect our business, financial conditions and results of operations.

The international nature of the container industry exposes us to risks relating to the imposition of import and export duties and quotas and domestic and foreign customs and tariffs. These risks have increased recently due to trade actions taken by the United States and China that have led to increased tariffs on goods traded between these two countries, and the United States has threatened to further increase tariffs if certain demands are not met. Given the importance of the United States and China in the global economy, these increased tariffs could significantly reduce the volume of goods traded internationally and reduce the rate of global economic growth, leading to decreased demand for leased containers, lower new container prices and decreased market leasing rates. These impacts could have a materially adverse effect on our business, financial condition and results of operations.

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

Until recently, many widely-used accounting standards such as Generally Accepted Accounting Principles ("GAAP") and International Financial Reporting Standards ("IFRS") generally did not require operating leases to be presented on the balance sheet, which resulted in a lower level of reported financial leverage for leased containers relative to containers purchased with debt. This difference in accounting treatment may have been a factor in shipping lines' decisions to lease rather than buy. For reporting periods beginning in 2019, new guidance for operating leases require the recognition of a right-of-use (“ROU”) asset and corresponding lease liability on the lessee’s balance sheet. Additionally, the International Accounting Standards Board has issued similar changes to lease accounting under IFRS 16 Leases. Adoption of the standard under GAAP and/or IFRS may impact our existing or potential customer’s willingness to enter into leases, the duration of our leases, or the economic decision to purchase or lease containers.

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

Market leasing rates decreased during the fourth quarter of 2018 due to a decrease in new container prices and aggressive competition among leasing companies, and as of December 31, 2018, market leasing rates were below the average leasing rates in our lease portfolio. In addition, the portion of our containers on expired leases increased in 2018, increasing the number of containers that could be subject to negative lease re-pricing. If market lease rates remain below our portfolio lease rates for an extended period of time, as they did in 2015 and 2016, such lower average lease rates could materially impact our leasing revenue and profitability.

Market conditions for container lessors have been extremely volatile.

Market conditions and the operating and financial performance of container leasing companies have been extremely volatile. Market conditions such as steel and new container prices, global containerized trade growth, market lease rates and used container sale prices were strong from 2010 through 2014, driving a high level of profitability for container leasing companies. Market conditions subsequently deteriorated rapidly in 2015 and 2016, leading to a significant erosion in our operating and financial performance. Market conditions rebounded at the end of 2016 and remained favorable through 2017 and 2018, leading to a recovery in our operating and financial performance. However, there is no assurance this will continue. A reversal in market conditions back to the difficult conditions faced in 2015 and 2016, would lead to decreased profitability, reduced cash flows and a deterioration in our financial position.

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

We also often incur extra costs when repossessing containers from a defaulting lessee. These costs typically arise when our lessee has also defaulted on payments owed to container terminals or depot facilities where the repossessed containers are located. In such cases, the terminal or depot facility will sometimes seek to have us repay a portion of the unpaid bills as a condition before releasing the containers back to us.

The likelihood of lessee defaults remains elevated. The container shipping industry has been suffering for several years from excess vessel capacity and low freight rates. Most of our customers generated financial losses in 2018 and many are burdened by high levels of debt. Ongoing deliveries of fuel efficient mega vessels will likely continue to pressure freight rates and our customers’ profitability. In addition, the implementation of the IMO 2020 global sulfur cap regulations is likely to increase the financial pressures on shipping lines. These regulations will require our customers to either purchase more expensive, low sulfur fuel or invest large amounts to install sulfur scrubbers for their existing ships. These extra expenses and investments could create significant additional financial burdens for our customers.

We experienced a major lessee default in 2016 when Hanjin Shipping Co. ("Hanjin") filed for court protection and immediately began a liquidation process. At that time, we had approximately 87,000 containers on lease to Hanjin with a net book value of $243.3 million. We recorded a loss of $29.7 million during the third quarter ended September 30, 2016, comprised of bad debt expense and a charge for costs not expected to be recovered due to deductibles in credit insurance policies. The impact of the Hanjin bankruptcy was significantly lessened by credit insurance policies in place during 2016 which covered the value of containers that are unrecoverable, cost incurred to recover containers and a portion of lost lease revenue. We have not been able to renew the credit insurance at levels considered to be economical and may not be able to obtain such insurance in the future.

Our balance sheet includes an allowance for doubtful accounts as well as an equipment reserve related to the expected costs of recovering and remarketing containers currently in the possession of customers that have either defaulted or that we believe currently present a significant risk of loss. However, we do not maintain a general equipment reserve for equipment on-hire under operating leases to performing customers. As a result, any major customer default could have a significant impact on our profitability upon such default. Such a default could also have a material adverse effect on our business condition and financial prospects.

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

Our five largest customers represented approximately 54% of our lease billings in 2018, with our single largest customer, CMA CGM S.A., representing approximately 20% of lease billings in 2018, and our second largest customer Mediterranean Shipping Company S.A., representing approximately 14% of lease billings in 2018. Furthermore, the shipping industry has been consolidating for a number of years, and further consolidation is expected and could increase the portion of our revenues that come from our largest customers.

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

The implementation of new environmental regulations is expected to significantly increase the operating cost of our shipping line customers, further pressuring their financial performance and increasing our credit risk.

As of January 1, 2020, the International Maritime Organization regulation referred to as IMO 2020 will require all vessels to burn fuel with a sulfur content of no more than 0.5% unless fitted with an exhaust gas emissions cleaner (scrubber) capable of reducing sulfur emissions to 0.5% or less. Low sulfur fuel is considerably more expensive than high sulfur fuel and the alternative installation of scrubbers requires significant capital outlays. Whatever option a shipping line elects, the regulation will increase costs for our customers with no assurance that these added costs can be passed on via higher freight rates. If the shipping lines are unable to pass on these additional costs, our customers' financial performance will be further pressured which may negatively impact their ability to make payments to us when due and have an adverse effect on our business and financial condition.

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

However, in the aftermath of the Hanjin bankruptcy, the level of protection offered under this type of credit insurance has become much more limited and the cost of the more limited protection has increased substantially. We assessed the cost and level of credit insurance protection offered to the Company, determined that it is not economical and have allowed this credit insurance coverage to lapse. Accordingly, we may be forced to incur all of the losses resulting from future lessee defaults, significantly increasing the likelihood that a lessee default would have a material adverse impact on our profitability and financial condition.

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

Used container selling prices and the gains or losses that we have recognized from selling used containers have varied widely. Selling prices for used containers and disposal gains were exceptionally high from 2010 to 2012 due to a tight global supply and demand balance for containers. Used container prices gradually declined from 2012 through 2014, then dropped steeply in 2015 and 2016 to levels below our estimated residual values, resulting in significant losses on sale of leasing equipment in 2016. Used container sale prices have rebounded since 2016, but there is no assurance this rebound in sale prices will be sustained. If disposal prices were to fall back below our residual values for an extended period, it would have a significantly negative impact on our financial performance and cash flow.

Equipment trading results have been highly volatile and are subject to many factors outside of our control.

The profitability of our equipment trading activities has varied widely, and our equipment trading results in 2018 were unusually strong. In 2018, we benefited from several block purchase transactions and our per-unit selling margins were supported by high sale values for older containers. Our ability to sustain a high level of equipment trading profitability will require securing large volumes of additional trading equipment and continuing to achieve high selling margins.

Several factors could limit our trading volumes. Shipping lines that have sold containers to us could develop other means for disposing their equipment or develop their own sales networks. In addition, we may limit our purchases if we have concerns that used container selling prices might decrease.

Our equipment trading results would also be negatively impacted by a reduction in our selling margins by increased competition for purchasing trading containers or by decreased sales prices. If sales prices rapidly deteriorate and we hold a large inventory of equipment that was purchased when prices for equipment were higher, then our gross margins could become negative

We face extensive competition in the container leasing industry.

We may be unable to compete favorably in the highly competitive container leasing and sales business. We compete with six other major leasing companies, many smaller container lessors, manufacturers of container equipment, companies offering finance leases as distinct from operating leases, promoters of container ownership and leasing as a tax shelter investment, shipping lines which sometimes lease their excess container stocks, and suppliers of alternative types of equipment for freight transport. Some of these competitors may have greater financial resources and access to capital than us. Additionally, some of these competitors may, at times, accumulate a high volume of underutilized inventories of containers, which could lead to significant downward pressure on lease rates and margins.

Competition among container leasing companies involves many factors, including, among others, lease rates, lease terms (including lease duration, and drop-off and repair provisions), customer service, and the location, availability, quality and individual characteristics of equipment. The highly competitive nature of our industry may reduce our lease rates and margins and undermine our ability to maintain our current level of container utilization or achieve our growth plans. In general, competition from other leasing companies becomes more intense following a period of strong performance, such as we experienced in 2017 and 2018. As a result, we expect increased competitive pressure.

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

The likelihood that we could incur asset impairment charges increases during periods of low new container prices, low market lease rates and low used container selling prices. These conditions existed in the industry for much of 2015 and 2016. There is no assurance these conditions will not return.

In addition, while used container selling prices are currently above our estimated residual values, they are extremely volatile and if disposal prices fall back below our residual values for an extended period, we would likely need to revise our estimates for residual values. Decreasing estimates for residual values would result in an immediate impairment charge on containers older than the estimated useful life in our depreciation calculations, and would result in increased depreciation expense for all of our other containers in subsequent periods. Asset impairment charges could significantly impact our profitability and could potentially cause us to breach the financial covenants contained in some or all of our debt agreements. The impact of asset impairment charges and a potential covenant default could be severe.

Financing may become more difficult to arrange and more expensive. If we are unable to finance capital expenditures efficiently, our business and growth plans will be adversely affected.

We expect to make capital investments to, among other things, maintain and expand the size of our container fleet. If we are unable to raise sufficient debt financing, we may be unable to achieve our targeted level of investment and growth. In addition, if our financing costs increase, we may be unable to pass along the higher cost of financing to our customers through higher per diem lease rates, which would reduce the profit margin and investment returns on new container investments.

During the difficult market environment in 2015 and 2016, many lenders to the container leasing industry became more cautious, decreasing our sources of available debt financing and increasing our borrowing costs. Financing availability and costs have since improved, but there is no assurance this will continue. In addition, we are the largest container leasing exposure for many of our lenders, and the amount of incremental loans available from our existing lenders may become constrained due to single-name credit limitations.

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

As of December 31, 2018, we had outstanding indebtedness of approximately $7,529.4 million under our debt facilities. Total interest and debt expense for the year ended December 31, 2018 was $322.7 million.

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

Additionally, we may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot refinance our indebtedness, we may have to take actions such as selling assets, seeking equity capital or reducing or delaying future capital expenditures or other business investments, which could have a material adverse impact on our growth rate, profitability and cash flow. Such actions, if necessary, may not be effected on commercially reasonable terms or at all. Our indebtedness may restrict our ability to sell assets and use the proceeds from such sales in certain ways.

Possible replacement of the LIBOR benchmark interest rate may have an impact on our business.

On July 27, 2017, the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR rates after 2021. As a result, LIBOR may be discontinued after 2021. The FCA and the submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate.  Financial services regulators and industry groups are evaluating the phase-out of LIBOR and the development of alternate reference rate indices or reference rates.

As of December 31, 2018, we had $2,997.4 million of total debt outstanding on facilities with interest rates based on floating rate indices, LIBOR. In addition, we had $1,565.6 million notional value of interest rate swaps in place that are indexed to LIBOR. Potential changes to the underlying floating rate indices and reference rates may have an adverse impact on our assets or liabilities indexed to LIBOR and could have a material adverse effect on our operating results and financial condition.

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

Our asset-backed securities, institutional notes and other credit facilities impose, and the terms of any future indebtedness may impose, significant operating, financial and other restrictions on the Company and our subsidiaries. These restrictions may limit or prohibit, among other things, our ability to:

•	incur additional indebtedness;

•	pay dividends on or redeem or repurchase our shares;

•	issue additional share capital;

•	make loans and investments;

•	create liens;

•	sell certain assets or merge with or into other companies;

•	enter into certain transactions with our shareholders and affiliates;

•	cause our subsidiaries to make dividends, distributions and other payments to us; and

•	otherwise conduct necessary corporate activities.

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

We have a complex debt structure with numerous credit facilities containing various non-financial covenants which are not standardized between facilities.  This increases the risk of a technical default that could lead to the acceleration of our repayment obligations in certain instances.

We have a significant number credit facilities containing numerous non-financial covenants, such as, but not limited to, reporting and notification requirements, which are not standardized between facilities requiring extensive monitoring and compliance. Failure to comply with any of these non-financial covenants could result in an event of default, which could trigger cross-defaults of multiple facilities.  Should we fail to comply with any of these non-financial covenants we may be unable to obtain waivers and lenders could accelerate our debt repayment obligations and proceed against any collateral securing that indebtedness.

Environmental regulations may result in equipment obsolescence or require substantial investments to retrofit existing equipment. Additionally, environmental concerns are leading to significant design changes for new containers that have not been extensively tested, which increases the likelihood that we could face technical problems.

Many countries, including the United States, restrict, prohibit or otherwise regulate the use of chemical refrigerants due to their ozone depleting and global warming effects. Our refrigerated containers currently use 404A or R134A refrigerant. While 404A and R134A do not contain hydrochlorofluorocarbons (CFCs), which have been restricted since 1995, the EU has instituted regulations beginning in 2011 to phase out the use of R134A in automobile air conditioning systems due to concern that the release of R134A into the atmosphere may contribute to global warming. While the EU regulations do not currently restrict the use of 404A or R134A in refrigerated containers or trailers, it has been proposed that, beginning in 2020 and 2025, respectively, 404A and R134A usage in refrigerated containers may be banned, although the final decision has not yet been made. Further, certain manufacturers of refrigerated containers, including the largest manufacturer of cooling machines for refrigerated containers, have begun testing units that utilize alternative refrigerants, such as R513a and H1234YF, as well as natural refrigerants such as propane and carbon dioxide, that may have less global warming potential than 404A and R134A. If future regulations prohibit the use or servicing of containers using 404A or R134A refrigerants, we could be forced to incur large retrofitting expenses. In addition, refrigerated containers that are not retrofitted may become difficult to lease, command lower rental rates and disposal prices, or may have to be scrapped.

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

An additional environmental concern affecting our operations relates to the construction materials used in our dry containers. The floors of dry containers are plywood, usually made from tropical hardwoods. Due to concerns regarding the de-forestation of tropical rain forests and climate change, many countries which have been the source of these hardwoods have implemented severe restrictions on the cutting and export of these woods. Accordingly, container manufacturers have switched a significant portion of production to more readily available alternatives such as birch, bamboo, and other farm-grown wood species. Container users are also evaluating alternative designs that would limit the amount of plywood required and are also considering possible synthetic materials to replace the plywood. These new woods or other alternatives have not proven their durability over the typical 13 to 15 year life of a dry container, and if they cannot perform as well as the hardwoods have historically performed, the future repair and operating costs for these containers could be significantly higher and the useful life of the containers may be decreased.

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

China has implemented regulations restricting the import of solid wastes, and these regulations are limiting the importation into China of old refrigerated containers destined for materials recycling. These regulations may limit the disposal demand for non-working refrigerated containers and could result in a decrease in refrigerated container disposal prices which could have a significant negative impact on our financial performance and cash flows.

Litigation to enforce our leases and recover our containers has inherent uncertainties. These uncertainties are increased for our containers located in jurisdictions that have less developed legal systems.

While almost all of our lease agreements are governed by New York or California law and provide for the non-exclusive jurisdiction of the courts located in the State of New York or the courts located in San Francisco, California or arbitration in San Francisco, California, the ability to enforce the lessees’ obligations under the leases and other arrangements for use of the containers often is subject to applicable laws in the jurisdiction in which enforcement is sought. It is not possible to predict, with any degree of certainty, the jurisdictions in which enforcement proceedings may be commenced. Our containers are manufactured primarily in China, and a substantial portion of our containers are leased out of Asia, primarily China, and are used by our customers in a wide range of global trades. Litigation and enforcement proceedings have inherent uncertainties in any jurisdiction and are expensive. These uncertainties are enhanced in countries that have less developed legal systems where the interpretation of laws and regulations is not consistent, may be influenced by factors other than legal merits and may be cumbersome, time-consuming and more expensive. For example, repossessing containers from defaulting lessees may be difficult and more expensive in jurisdictions whose laws do not confer the same security interests and rights to creditors and lessors as those in the United States and where the legal systems are not as well developed. Additionally, even if we are successful in obtaining judgments against defaulting customers, these customers may have limited owned assets and/or heavily encumbered assets and the collection and enforcement of a monetary judgment against them may be unsuccessful. As a result, the remedies available and the relative success and expedience of collection and enforcement proceedings with respect to the containers in various jurisdictions cannot be predicted.

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

We obtain warranties from the manufacturers of equipment that we purchase. When defects in the containers occur we work with the manufacturers to identify and rectify the problems. However, there is no assurance that manufacturers will be willing or able to honor warranty obligations. In addition, manufactures warranties often do not cover the full expected life of our containers.  If the manufacturer is unwilling or unable to honor warranties covering failures occurring within the warranty period or if defects are discovered in containers that are no longer covered by manufacturers’ warranties, we could be required to expend significant amounts of money to repair the containers, the useful lives of the containers could be shortened and the value of the containers reduced.

A shortage of mature tropical hardwood has forced manufacturers to use younger and alternative species of wood to make container floors. Manufacturers have switched a significant portion of production to more readily available alternatives such as birch, bamboo, bamboo-wood combined panels, and other farm-grown wood species. Container users are also evaluating alternative designs that would limit the amount of plywood required and are also considering possible synthetic materials to replace the plywood. These new woods or other alternatives have not proven their durability over the typical 13 to 15 year life of a dry container. It is likely that the number and magnitude of warranty claims related to premature floor failures will increase.

Another example relates to the Chinese Central Government imposing Volatile Organic Compound ("VOC") and Air Quality standards in South China in July 2016 and in all of China in April 2017. As a result of this standard, manufacturers changed from solvent-based paint systems to water-based paint systems. Water-based paint systems have not proven their durability over the typical 13 to 15 year life of a dry container in a marine environment. It is possible that the number and magnitude of warranty claims related to premature paint failures will increase.

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

Sustained China and Asian economic, social or political instability could reduce demand for leasing.

Many of the shipping lines to which we lease containers are entities domiciled in Asian countries. In addition, many of our customers are substantially dependent upon shipments of goods exported from China and other Asian countries. From time to time, there have been economic disruptions, financial turmoil and political instability in this region. If these events were to occur again in the future, they could adversely affect our customers and lead to reduced demand for our containers or otherwise have an adverse effect on market conditions and our performance.

It may become more expensive for us to store our off-hire containers.

We are dependent on third-party depot operators to repair and store our equipment in port areas throughout the world. In many of these locations the land occupied by these depots is increasingly being considered as prime real estate. Accordingly, some depots are seeking to increase the rates we pay to store our containers, and some local communities are increasing restrictions on depot operations which increase their costs of operation and in some cases force depots to relocate to sites further from the port areas. Additionally, depots in prime locations may become filled to capacity based on market conditions and may refuse additional containers due to space constraints. As a result of these factors, the cost of maintaining and storing our off-hire containers could increase significantly.

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

We are subject to risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. These risks include:

•	regional or local economic downturns;

•	changes in governmental policy or regulation;

•	domestic and foreign customs and tariffs, import and export duties and quotas;

•	restrictions on the transfer of funds into or out of countries in which we operate;

•	compliance with U.S. Treasury and EU sanctions regulations restricting doing business with certain nations or specially designated nationals;

•	international incidents;

•	military conflicts;

•	government instability;

•	nationalization of foreign assets;

•	government protectionism;

•	compliance with export controls, including those of the U.S. Department of Commerce;

•	compliance with import procedures and controls, including those of the U.S. Department of Homeland Security;

•	potentially negative consequences from changes in tax laws;

•	requirements relating to withholding taxes on remittances and other payments by subsidiaries and customers;

•	labor or other disruptions at key ports;

•	difficulty in staffing and managing widespread operations;

•	difficulty in registering intellectual property or inadequate intellectual property protection in foreign jurisdictions; and

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions.

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

GAAP is subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may have a material adverse effect on our reported financial results or the way in which we conduct our business.

Because of our significant international operations, we could be materially adversely affected by violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-corruption and anti-bribery laws and regulations.

We operate on a global basis, with the vast majority of our revenue generated from leasing our containers to lessees for use in international trade. We are also dependent on third-party depot operators to repair and store our containers in port locations throughout the world. Our business operations are subject to anti-corruption and anti-bribery laws and regulations, including restrictions imposed by the U.S. Foreign Corrupt Practices Act (the “FCPA”), the United Kingdom Bribery Act of 2010 (the “U.K. Bribery Act”), and the Bermuda Bribery Act 2016 (“Bermuda Bribery Act”). The FCPA, the U.K. Bribery Act, the Bermuda Bribery Act and similar anti-corruption and anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries and agents from making improper payments to government officials or any other persons for the purpose of obtaining or retaining business. Any determination of a violation or an investigation into violations of the FCPA, the U.K. Bribery Act, the Bermuda Bribery Act or similar anti-corruption and anti-bribery laws could have a material and adverse effect on our business, results of operations and financial condition.

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

We may be subject to regulations promulgated in various countries, including the United States, seeking to protect the integrity of international commerce and prevent the use of containers for international terrorism or other illicit activities. For example, the Container Safety Initiative, the Customs-Trade Partnership Against Terrorism and Operation Safe Commerce are among the programs administered by the U.S. Department of Homeland Security that are designed to enhance security for cargo moving throughout the international transportation system by identifying existing vulnerabilities in the supply chain and developing improved methods for ensuring the security of containerized cargo entering and leaving the United States. Moreover, the International Convention for Safe Containers, 1972 (CSC), as amended, adopted by the International Maritime Organization, applies to containers and seeks to maintain a high level of safety of human life in the transport and handling of containers by providing uniform international safety regulations. As these regulations develop and change, we may incur increased compliance costs due to the acquisition of new, regulation compliant containers and/or the adaptation of existing containers to meet any new requirements imposed by such regulations. Additionally, certain companies are currently developing or may in the future develop products designed to enhance the security of containers transported in international commerce. We may adopt such products and may incur increased costs, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

It is also possible that one of our containers could be involved in a terrorist attack. Although our lease agreements typically require our customers to indemnify us against all damages and liabilities arising out of the use of our containers and we carry insurance to potentially offset any costs in the event that our customer indemnifications prove to be insufficient, the insurance does not cover certain types of terrorist attacks and we may not be fully protected from liability or the reputational damage that could arise from a terrorist attack which utilizes one of our containers.

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

Changes in U.S. tax rules as part of the 2017 U.S. tax legislation could negatively impact our income tax provisions or future cash tax payments.

Our subsidiaries record U.S. tax provisions in their financial statements. Certain of our U.S. subsidiaries currently do not pay meaningful U.S. income taxes primarily due to the benefit they currently receive from accelerated tax depreciation of their container investments. However, the changes in U.S. tax law passed on December 22, 2017 limiting the deductibility of interest expense above certain levels could increase our taxable income and lead to higher cash tax payments in the future.

A reduction in our level of continuing investment in our U.S. subsidiaries or future U.S. tax rule changes may negatively impact our income tax provisions or future cash tax payments.

Our U.S. subsidiaries record tax provisions in their financial statements. Certain of these subsidiaries currently do not pay any meaningful U.S. income taxes primarily due to the benefit they currently receive, and we expect they will continue to receive, from accelerated tax depreciation of their container investments. A change in the rules governing the tax depreciation for these U.S. subsidiaries’ containers, in particular, a change that increases the period over which they must depreciate their containers for tax purposes, could reduce or eliminate this tax benefit and significantly increase these U.S. subsidiaries’ cash tax payments.

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

Based on the composition of our income, valuation of our assets and our election to treat certain of our subsidiaries as disregarded entities for U.S. federal income tax purposes, we do not expect that we should be treated as a PFIC for the current taxable year or for the foreseeable future. However, because the PFIC determination in our case is made by taking into account all of the relevant facts and circumstances regarding our business without the benefit of clearly defined bright line rules, it is possible that we may be a PFIC for any taxable year or that the U.S. Internal Revenue Service (the “IRS”) may challenge our determination concerning our PFIC status.

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

Bermuda recently enacted the Economic Substance Act 2018 requiring affected Bermuda registered companies to maintain a substantial economic presence in Bermuda. While detailed guidelines have yet to be issued, this legislation could require us to incur substantial additional cost, and/or incur significant penalties and possibly require us to re-domicile our company to a jurisdiction with higher tax rates. Our results of operations could be materially and adversely affected if we become subject to these or other unanticipated tax liabilities.

The calculation of our income tax expense requires judgment and the use of estimates.

We periodically assess our tax positions based on current tax developments, including enacted statutory, judicial and regulatory guidance. In analyzing our overall tax position, consideration is given to the amount and timing of recognizing income tax liabilities and benefits. In applying the tax and accounting guidance to the facts and circumstances, income tax balances are adjusted as we consider appropriate through the income tax provision. We account for income tax positions on uncertainties by recognizing the effect of income tax positions only if those positions are more-likely-than-not of being sustained, and maintain reserves for income tax positions we believe are not more-likely-than-not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. However, due to the significant judgment required in estimating those reserves, actual amounts paid, if any, could differ significantly from those estimates.

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

The trading price of our common shares has been and is likely to remain highly volatile. Factors affecting the trading price of our common shares may include:

•	broad market and industry factors including global and political instability, trade actions, and interest rate and currency changes;

•	variations in our financial results;

•	changes in financial estimates or investment recommendations by securities analysts following our business;

•	the public's response to our press releases, other public announcements and filings with the SEC;

•	changes in accounting standards, policies, guidance or interpretations or principles;

•	future sales of common shares by our directors, officers and significant shareholders;

•	announcements of technological innovations or enhanced or new products by us or our competitors;

•	the failure to achieve operating results consistent with securities analysts’ projections;

•	the operating and stock price performance of other companies that investors may deem comparable to us;

•	changes in our dividend policy and share repurchase programs;

•	fluctuations in the worldwide equity markets;

•	recruitment or departure of key personnel;

•	failure to timely address changing customer preferences; and

•
other events or factors, including those resulting from, the perceived or actual threat of impending natural disasters, coups, missile launches, terrorism or war, as well as the actual occurrence of such events or responses to such events.

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

The trading market for our common shares relies in part on the research and reports that industry or financial analysts publish about us, our business or our industry. We have no influence or control over these analysts. Furthermore, if one or more analysts covering our Company downgrades our shares, the price of our shares could decline. If one or more of these analysts ceases coverage of us, we could lose visibility in the market, which in turn could cause our share price to decline.

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

Section 404 of the Sarbanes-Oxley Act requires an annual management assessment of the effectiveness of internal controls over financial reporting and a report by our independent registered public accounting firm on the effectiveness on such internal controls. If we fail to maintain the adequacy of internal controls over financial accounting, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act and related regulations. No system of internal controls can provide absolute assurance that the financial statements are accurate and free of material errors. As a result, the risk exists that our internal controls may not detect all errors or omissions in the financial statements.

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

As of December 31, 2018, certain affiliates of Vestar Capital Partners, Inc. ("Vestar") beneficially owned approximately 13.5% of our outstanding common shares, an affiliate of Bharti Global Limited ("Bharti") beneficially owned approximately 10.4% of our outstanding common shares and certain affiliates of Warburg Pincus LLC ("Warburg Pincus") beneficially owned approximately

9.0% of our outstanding common shares. As of such date, Vestar, Bharti and Warburg Pincus (collectively, the "Sponsor Shareholders"), in the aggregate, beneficially owned approximately 33.0% of our outstanding common shares. Under the shareholder agreements with the Sponsor Shareholders (the "Sponsor Shareholder Agreements"), Warburg Pincus and Bharti (collectively, the "Warburg Shareholder Group") have the ongoing right to designate two nominees for election to serve on our Board, and Vestar has the ongoing right to designate one nominee for election to serve on our Board, in each case subject to the approval by our Nominating and Corporate Governance Committee of any individuals so designated. The rights of the Warburg Shareholder Group and Vestar to designate nominees for election to serve on our Board are subject to reduction as their respective ownership of our common shares declines. The Sponsor Shareholders Agreements provide certain restrictions on the Sponsor Shareholders, which are further described in the Registration Statement on Form S-4 that we filed with the SEC on December 24, 2015, as amended (the "Form S-4"), under “Related Agreements - The Sponsor Shareholders Agreements.” However, the concentration of influence in the Sponsor Shareholders may delay, deter or prevent acts that would be favored by our other shareholders, who may have interests different from those of the Sponsor Shareholders. For example, the Sponsor Shareholders could delay or prevent an acquisition, merger or amalgamation deemed beneficial to other shareholders, or cause, or seek to cause, us to take courses of action that, in their judgment, could enhance their investment in us, but which might involve risks to our other shareholders or adversely affect us or our other shareholders. Our Sponsor Shareholders may be able to cause or prevent a change in control or a change in the composition of our Board and could preclude any unsolicited acquisition of us. This may have the effect of delaying, preventing or deterring a change in control. In addition, this significant concentration of share ownership may materially adversely affect the trading price of our common shares because investors often perceive disadvantages in owning common shares in companies with significant concentrations of ownership.

Further, our by-laws provide that we, on behalf of our subsidiaries, renounce any interest or expectancy we or our subsidiaries may have in (or in being offered an opportunity to participate in) business opportunities that are from time to time presented to any of Warburg Pincus, Vestar, and Bharti and their respective affiliated funds, or any of their respective officers, directors, agents, shareholders, members, partners, affiliates and subsidiaries (other than us and our subsidiaries), even if the opportunity is one that we or our subsidiaries might reasonably be deemed to have pursued or had the ability or desire to pursue if granted the opportunity to do so. Our bye-laws provide that no such person will be liable to us or any of our subsidiaries (for breach of any duty or otherwise), as a director or officer or otherwise, by reason of the fact that such person pursues or acquires such business opportunity, directs such business opportunity to another person or fails to present such business opportunity, or information regarding such business opportunity, to us or our subsidiaries; provided, that the foregoing will not apply to any such person who is a director or officer, if such business opportunity is expressly offered to such director or officer in writing solely in his or her capacity as a director or officer. This may cause the strategic interests of the Sponsor Shareholders to differ from, and conflict with, our interests and our other shareholders' interests in material respects.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.  PROPERTIES

Office Locations.    As of December 31, 2018, our employees are located in 23 offices in 16 countries including our registered office in Bermuda.

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

On February 7, 2019, there were 60 holders of record of our common shares and 39,087 beneficial holders, based on information obtained from our transfer agent.

The following table provides certain information with respect to our purchases of the Company’s common shares during the fourth quarter for the year ended December 31, 2018.

	Issuer Purchases of Common Shares(1)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)
October 1, 2018 through October 31, 2018	942,823	$30.76	942,823	$169,866
November 1, 2018 through November 30, 2018	270,642	$34.00	270,642	$160,658
December 1, 2018 through December 31, 2018	605,983	$30.96	605,983	$141,886
Total	1,819,448		1,819,448	$141,886

(1)
On August 1, 2018, the Company's Board of Directors authorized the repurchase of up to $200.0 million of its common shares. The share repurchase authorization will terminate upon completing repurchases of $200.0 million of common shares unless earlier terminated by the Board.

Performance Graph

The graph below compares our cumulative shareholder returns with the S&P 500 Stock Index and the Russell 2000 Stock Index for the period from July 13, 2016 (the first day our common shares were traded) through December 31, 2018. The graph assumes that the value of the investment in our common shares, the S&P 500 Stock Index and the Russell 2000 Stock Index was $100 on July 13, 2016 and that all dividends were reinvested.

Comparison of Cumulative Total Return
July 13, 2016 through December 31, 2018

	Base Period as of	INDEXED RETURNS FOR THE YEARS ENDED
Company / Index	July 13, 2016	December 31, 2016	December 31, 2017	December 31, 2018
Triton International Limited	$100.00	$105.49	$264.66	$232.76
S&P 500 Index	$100.00	$105.06	$127.99	$122.38
Russell 2000 Index	$100.00	$113.77	$130.43	$116.07

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes certain selected historical financial, operating and other data of Triton. The selected historical consolidated statements of operations data, balance sheet data and other financial data for each of the five years ended December 31, 2018 were derived from the Company's audited Consolidated Financial Statements and related notes. The data below should be read in conjunction with, and is qualified by reference to, our Management's Discussion and Analysis and our Consolidated Financial Statements and notes thereto contained elsewhere in this report. The historical results are not necessarily indicative of the results to be expected in any future period. The following financial data for Triton included herein for the periods prior to the date of the Merger on July 12, 2016 are for TCIL operations alone as TCIL was treated as the acquirer in the Merger for accounting purposes.

	Year Ended December 31, (In thousands, except per share data)
Statements of Operations Data:	2018	2017	2016	2015	2014
Leasing revenues:
Operating leases	$1,328,756	$1,141,165	$813,357	$699,810	$699,188
Finance leases	21,547	22,352	15,337	8,029	8,027
Total leasing revenues	1,350,303	1,163,517	828,694	707,839	707,215

Equipment trading revenues(1)	83,039	37,419	16,418	—	—
Equipment trading expenses(1)	(64,118)	(33,235)	(15,800)	—	—
Trading margin	18,921	4,184	618	—	—

Net gain (loss) on sale of leasing equipment	35,377	35,812	(20,347)	2,013	31,616
Net gain (loss) on sale of building	20,953	—	—	—	—

Operating expenses:
Depreciation and amortization(2)	545,138	500,720	392,592	300,470	258,489
Direct operating expenses	48,326	62,891	84,256	54,440	58,014
Administrative expenses	80,033	87,609	65,618	53,435	55,659
Transaction and other costs(3)	88	9,272	66,916	22,185	30,477
Provision (reversal) for doubtful accounts	(231)	3,347	23,304	(2,156)	1,324
Insurance recovery income	—	(6,764)	—	—	—
Total operating expenses	673,354	657,075	632,686	428,374	403,963
Operating income	752,200	546,438	176,279	281,478	334,868
Other expenses (income):
Interest and debt expense	322,731	282,347	184,014	140,644	137,370
Realized (gain) loss on derivative instruments, net	(2,072)	900	3,438	5,496	9,385
Unrealized (gain) loss on derivative instruments, net(4)	430	(1,397)	(4,405)	2,240	3,798
Debt termination expense	6,090	6,973	141	1,170	7,468
Other (income) expense, net	(2,292)	(2,637)	(1,076)	211	(689)
Total other expenses	324,887	286,186	182,112	149,761	157,332
Income (loss) before income taxes	427,313	260,252	(5,833)	131,717	177,536
Income tax expense (benefit)	70,641	(93,274)	(48)	4,048	6,232
Net income (loss)	$356,672	$353,526	$(5,785)	$127,669	$171,304
Less: income attributable to non-controlling interest	7,117	8,928	7,732	16,580	21,837
Net income (loss) attributable to shareholders	$349,555	$344,598	$(13,517)	$111,089	$149,467
Earnings Per Share Data:
Net income (loss) per common share—Basic	$4.38	$4.55	$(0.24)	$2.75	$3.73
Net income (loss) per common share—Diluted	$4.35	$4.52	$(0.24)	$2.71	$3.52
Weighted average common shares and non-voting common shares outstanding:
Basic	79,782	75,679	56,032	40,429	40,021
Diluted	80,364	76,188	56,032	40,932	42,458
Cash dividends paid per common share	$2.01	$1.80	$1.35	$—	$5.38

(1)	Triton acquired the Equipment trading segment as part of the Merger on July 12, 2016 and had no such reporting segment prior to that date.

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

(4)
Unrealized (gains) losses on derivative instruments, net are primarily due to changes in interest rates, and reflect changes in the fair value of interest rate swaps not designated as cash flow hedges.

	As of December 31, (In thousands)
	2018	2017	2016	2015	2014
Balance Sheet Data (end of period):
Cash and cash equivalents (including restricted cash)	$159,539	$226,171	$163,492	$79,264	$97,059
Accounts receivable, net	264,382	199,876	173,585	110,970	112,596
Revenue earning assets, net	9,467,969	8,703,570	7,817,192	4,428,699	4,613,372
Total assets	10,270,013	9,577,625	8,713,571	4,658,997	4,863,259
Debt, net of unamortized debt costs	7,529,432	6,911,725	6,353,449	3,166,903	3,364,510
Shareholders' equity	2,203,696	2,076,284	1,663,233	1,217,329	1,106,160
Non-controlling interests	121,513	133,542	143,504	160,504	190,851
Total equity (including non-controlling interests)	2,325,209	2,209,826	1,806,737	1,377,833	1,297,011
Other Financial Data:
Capital expenditures	1,603,507	1,562,863	629,332	398,799	809,446
Proceeds from sale of equipment, net of selling costs	163,256	190,744	145,572	171,719	195,282

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

Our Company

Triton International Limited (“Triton”, “we”, "our” or the “Company”) is the world's largest lessor of intermodal containers. Intermodal containers are large, standardized steel boxes used to transport freight by ship, rail or truck. Because of the handling efficiencies they provide, intermodal containers are the primary means by which many goods and materials are shipped internationally. We also lease chassis, which are used for the transportation of containers.

Triton was formed on July 12, 2016 through an all-stock merger between Triton Container International Limited and TAL International Group, Inc.

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

Operations

Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of December 31, 2018, our total fleet consisted of 3.7 million containers and chassis, representing 6.2 million twenty-foot equivalent units ("TEU") or 7.6 million cost equivalent units ("CEU"). We have an extensive global presence, offering leasing services through 23 offices in 16 countries and approximately 400 third-party container depot facilities in approximately 45 countries as of December 31, 2018. Our primary customers include the world's largest container shipping lines. For the year ended December 31, 2018, our twenty largest customers accounted for 85% of our lease billings, our five largest customers accounted for 54% of our lease billings, and our two largest customers, CMA CGM S.A. and Mediterranean Shipping Company S.A., accounted for 20% and 14% of our lease billings, respectively.

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

The following tables summarize our equipment fleet as of December 31, 2018, 2017 and 2016, indicated in units, TEU and CEU.

	Equipment Fleet in Units			Equipment Fleet in TEU
	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2018	December 31, 2017	December 31, 2016
Dry	3,340,946	3,077,144	2,737,982	5,476,406	5,000,043	4,424,905
Refrigerated	228,778	218,429	217,243	440,781	419,673	416,992
Special	93,900	89,066	92,957	169,614	159,172	164,977
Tank	12,509	12,124	11,961	12,509	12,124	11,961
Chassis	24,832	22,523	22,128	45,787	41,068	40,233
Equipment leasing fleet	3,700,965	3,419,286	3,082,271	6,145,097	5,632,080	5,059,068
Equipment trading fleet	13,138	10,510	15,927	21,361	16,907	26,276
Total	3,714,103	3,429,796	3,098,198	6,166,458	5,648,987	5,085,344

	Equipment Fleet in CEU(1)
	December 31, 2018	December 31, 2017	December 31, 2016
Operating Leases	7,009,605	6,678,282	6,126,320
Finance Leases	538,867	328,024	368,468
Equipment trading fleet	47,476	51,762	72,646
Total	7,595,948	7,058,068	6,567,434

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

The following table summarizes the percentage of our equipment fleet in terms of units and CEU as of December 31, 2018:

Equipment Type	Percentage of total fleet in units	Percent of total fleet in CEU
Dry	89.9%	62.9%
Refrigerated	6.2	29.6
Special	2.5	2.9
Tank	0.3	2.6
Chassis	0.7	1.4
Equipment leasing fleet	99.6	99.4
Equipment trading fleet	0.4	0.6
Total	100.0%	100.0%

We generally lease our equipment on a per diem basis to our customers under three types of leases:

•
Long-term leases typically have initial contractual terms ranging from three to eight years and provide us with stable cash flow and low transaction costs by requiring customers to maintain specific units on-hire for the duration of the lease.

•
Finance leases are typically structured as full payout leases and provide for a predictable recurring revenue stream with the lowest cost to the customer as customers are generally required to retain the equipment for the duration of its useful life.

•	Service leases command a premium per diem rate in exchange for providing customers with greater operational flexibility by allowing non-scheduled pick-up and drop-off of units during the lease term.

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

The following table summarizes our lease portfolio by lease type, based on CEU on-hire as of December 31, 2018, 2017 and 2016:

Lease Portfolio	December 31, 2018	December 31, 2017	December 31, 2016
Long-term leases	66.6%	72.2%	69.7%
Finance leases	7.5	4.9	6.3
Service leases	11.3	14.1	18.5
Expired long-term leases (units on-hire)	14.6	8.8	5.5
Total	100.0%	100.0%	100.0%

As of December 31, 2018, 2017 and 2016, our long-term and finance leases combined had an average remaining contractual term of approximately 47 months, 43 months, and 39 months, respectively, assuming no leases are renewed.

Operating Performance

Market conditions remained favorable during much of 2018. Demand for our containers was supported by several factors, including solid trade growth, an increased preference for leasing relative to direct container purchases by our shipping line customers, and a strong leasing share for Triton. The supply of containers remained well controlled, with a moderate inventory of available new containers and a very limited inventory of available used leasing containers. Pick-up activity for our containers remained strong throughout most of 2018, reflecting solid trade growth and a favorable supply / demand environment for containers. Pick-up activity slowed in the fourth quarter, which typically represents the slow shipping season for dry containers.

The ongoing trade dispute and the imposition of higher tariffs on goods traded between the United States and China has created uncertainty surrounding future global economic and trade growth, though it seems the initial round of increased tariffs implemented in the second half of 2018 did not negatively impact containerized trade in 2018. Looking forward, our customers have indicated to us that they believe the increased tariffs will not have a significant impact on overall global container trading volumes in 2019, but they have also indicated that they face more uncertainty on trade volumes than usual.

Fleet size.    During 2018, we invested $1.5 billion in new and sale-leaseback containers. As of December 31, 2018, our fleet had a net book value of $9,468.0 million, which represent an increase of 8.8% as compared to December 31, 2017.

Our continued high level of investment in 2018 was driven by solid containerized trade growth, a continued increase in the share of new containers purchased by leasing companies and our strong share of new leasing transactions. Market forecasters estimate that global containerized trade grew 5.1% in 2018, and we estimate that approximately 55% of new shipping containers were purchased by leasing companies in 2018. Our shipping line customers have generally been increasing their reliance on leased containers to conserve capital investment. Our customers have been facing difficult market conditions for several years, including excess vessel capacity, weak freight rates, and low profitability.

Utilization.    Our utilization averaged 98.6% during 2018, as compared to 96.9% in 2017. Our ending utilization was 97.8% as of December 31, 2018, as compared to 98.6% as of December 31, 2017. Our high utilization in 2018 was supported by strong demand for leased containers due to solid trade growth and an increased preference for leasing. Our utilization decreased in the fourth quarter of 2018 reflecting reduced demand due to the end of the peak shipping season for dry containers. As of February 8, 2019, our utilization was 97.6%.

The following tables summarize our equipment fleet utilization(1) for the periods indicated below.

		Quarter Ended
Average Utilization	Year Ended December 31,	December 31,	September 30,	June 30,	March 31,
2018	98.6%	98.2%	98.7%	98.8%	98.6%
2017	96.9%	98.3%	97.6%	96.5%	95.3%
2016 (2)	93.3%	93.6%	92.4%	93.3%	94.0%

	Quarter Ended
Ending Utilization	December 31,	September 30,	June 30,	March 31,
2018	97.8%	98.6%	98.7%	98.7%
2017	98.6%	98.0%	97.1%	95.8%
2016 (2)	94.8%	92.6%	93.7%	93.5%

(1)	Utilization is computed by dividing our total units on lease (in CEU) by the total units in our fleet (in CEU) excluding new units not yet leased and off-hire units designated for sale.

(2)	For the periods prior to the July 12, 2016 Merger, the utilization reflects the combined utilization of the TCIL and TAL equipment fleets.

Average lease rates.    Average lease rates for our dry container product line increased by 4.0% in 2018 compared to 2017. Market lease rates for dry containers were slightly above our portfolio average lease rates for most of 2018. Container prices and market lease rates decreased towards the end of 2018, and are now below our portfolio average.

We have a large number of dry container leases which are expired or will expire in 2019. The average rates on these leases are above current market lease rates. We could face increased pressure on our average dry container lease rates if new container prices and market lease rates remain at their current level or were to decrease further.

Average lease rates for our refrigerated container product line decreased by 2.3% in 2018 compared to 2017. The cost of refrigerated containers has trended down over the last few years, which has led to lower market lease rates. Market lease rates for refrigerated containers have also been pressured for several years by new leasing company entrants. Market lease rates for refrigerated containers remain below the average lease rates of our refrigerated container lease portfolio, and we expect our average lease rates for refrigerated containers to continue to gradually trend down.

The average lease rates for our special container product line decreased by 0.9% in 2018 compared to 2017. Current market lease rates for special containers are comparable to the average lease rates in our lease portfolio.

Equipment disposals.    Average used dry container disposal prices increased by 20.9% in 2018 as compared to 2017, reflecting the tight supply / demand for leasing containers. Our volume of owned container disposals decreased in 2018, also reflecting the tight supply of available containers. Used container sale prices are currently high relative to the price for new containers, and we may face pressure on used container sale prices if new container prices remain at their current level. However, we expect the disposal volume of our owned containers to increase in 2019. Our equipment trading results were strong in 2018. We completed several block purchases of older containers from our shipping line customers, significantly increasing our trading volumes, and used container sale prices remained high throughout the year, leading to high per-unit margins. We expect our trading volumes to remain elevated in 2019, though we may face pressure on per unit margins if used container sale prices decrease.

Credit Risk. We faced minimal credit losses in 2018. However, our credit risk is currently elevated due to the ongoing financial pressure faced by our shipping line customers. The container shipping industry has faced several years of excess vessel capacity, weak freight rates and poor financial results due to aggressive ordering of mega container vessels. Most of our customers have recently generated financial losses and many are burdened with high levels of debt. In addition, we anticipate the high volume of new vessels entering service over the next several years will complicate our customers’ efforts to increase freight rates, and new environmental regulations expected to become effective in January 2020 will increase the cost of fuel and potentially require our shipping line customers to make large capital outlays. As a result, we expect our customers’ financial performance will remain under pressure for some time. The increased tariffs imposed on certain goods traded between the United States and China and the threat of additional tariffs could lead to reduced trade and lower freight rates and further increase the financial pressure on our customers.

We expect it will become more difficult for us to mitigate our exposure to credit risks in the future through the purchase of credit insurance. We let our credit insurance policies lapse at expiration in December 2016 and early 2017 since underwriters offered significantly reduced coverage and required a meaningful increase in insurance premiums as a result of the bankruptcy of Hanjin Shipping Co. We currently have a more limited credit insurance policy covering accounts receivable owed by some of our customers. This policy offers significantly reduced protections against a major customer default compared to the credit insurance we had in place previously, and the policy has exclusions and payment and other limitations. We continue to monitor the availability and pricing of credit insurance and related products.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016(1)
Leasing revenues:
Operating leases	$1,328,756	$1,141,165	$813,357
Finance leases	21,547	22,352	15,337
Total leasing revenues	1,350,303	1,163,517	828,694

Equipment trading revenues	83,039	37,419	16,418
Equipment trading expenses	(64,118)	(33,235)	(15,800)
Trading margin	18,921	4,184	618

Net gain (loss) on sale of leasing equipment	35,377	35,812	(20,347)
Net gain (loss) on sale of building	20,953	—	—

Operating expenses:
Depreciation and amortization	545,138	500,720	392,592
Direct operating expenses	48,326	62,891	84,256
Administrative expenses	80,033	87,609	65,618
Transaction and other costs (income)	88	9,272	66,916
Provision (reversal) for doubtful accounts	(231)	3,347	23,304
Insurance recovery income	—	(6,764)	—
Total operating expenses	673,354	657,075	632,686
Operating income (loss)	752,200	546,438	176,279
Other expenses:
Interest and debt expense	322,731	282,347	184,014
Realized (gain) loss on derivative instruments, net	(2,072)	900	3,438
Unrealized (gain) loss on derivative instruments, net	430	(1,397)	(4,405)
Debt termination expense	6,090	6,973	141
Other (income) expense, net	(2,292)	(2,637)	(1,076)
Total other expenses	324,887	286,186	182,112
Income (loss) before income taxes	427,313	260,252	(5,833)
Income tax expense (benefit)	70,641	(93,274)	(48)
Net income (loss)	$356,672	$353,526	$(5,785)
Less: income (loss) attributable to non-controlling interest	7,117	8,928	7,732
Net income (loss) attributable to shareholders	$349,555	$344,598	$(13,517)

(1)
The results for December 31, 2016 are impacted by the Merger on a comparative basis. TCIL has been treated as the acquirer in the Merger for accounting purposes, and therefore, the results of our operations, included herein, for the periods prior to the Merger on July 12, 2016 are for TCIL operations alone

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017
The following table summarizes our comparative results for the periods indicated (in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017	Variance
Leasing revenues:
Operating leases	$1,328,756	$1,141,165	$187,591
Finance leases	21,547	22,352	(805)
Total leasing revenues	1,350,303	1,163,517	186,786

Equipment trading revenues	83,039	37,419	45,620
Equipment trading expenses	(64,118)	(33,235)	(30,883)
Trading margin	18,921	4,184	14,737

Net gain (loss) on sale of leasing equipment	35,377	35,812	(435)
Net gain (loss) on sale of building	20,953	—	20,953

Operating expenses:
Depreciation and amortization	545,138	500,720	44,418
Direct operating expenses	48,326	62,891	(14,565)
Administrative expenses	80,033	87,609	(7,576)
Transaction and other costs (income)	88	9,272	(9,184)
Provision (reversal) for doubtful accounts	(231)	3,347	(3,578)
Insurance recovery income	—	(6,764)	6,764
Total operating expenses	673,354	657,075	16,279
Operating income (loss)	752,200	546,438	205,762
Other expenses:
Interest and debt expense	322,731	282,347	40,384
Realized (gain) loss on derivative instruments, net	(2,072)	900	(2,972)
Unrealized (gain) loss on derivative instruments, net	430	(1,397)	1,827
Debt termination expense	6,090	6,973	(883)
Other (income) expense, net	(2,292)	(2,637)	345
Total other expenses	324,887	286,186	38,701
Income (loss) before income taxes	427,313	260,252	167,061
Income tax expense (benefit)	70,641	(93,274)	163,915
Net income (loss)	$356,672	$353,526	$3,146
Less: income (loss) attributable to non-controlling interest	7,117	8,928	(1,811)
Net income (loss) attributable to shareholders	$349,555	$344,598	$4,957

Leasing revenues.    Per diem revenues represent revenue earned under operating lease contracts. Fee and ancillary lease revenues represent fees billed for the pick-up and drop-off of containers in certain geographic locations and billings of certain reimbursable operating costs such as repair and handling expenses. Finance lease revenues represent interest income earned under finance lease contracts. The following table summarizes our leasing revenues for the periods indicated below (in thousands):

Leasing revenues	Year Ended December 31, 2018	Year Ended December 31, 2017	Variance
Operating lease revenues:
Per diem revenues	$1,278,354	$1,100,507	$177,847
Fee and ancillary revenues	50,402	40,658	9,744
Total operating lease revenues	1,328,756	1,141,165	187,591
Finance lease revenues	21,547	22,352	(805)
Total leasing revenues	$1,350,303	$1,163,517	$186,786
Total leasing revenues were $1,350.3 million, net of lease intangible amortization of $61.5 million, in 2018 compared to $1,163.5 million, net of lease intangible amortization of $88.6 million, in 2017, an increase of $186.8 million.
Per diem revenues were $1,278.4 million in 2018 compared to $1,100.5 million in 2017, an increase of $177.9 million. The primary reasons for this increase are as follows:

•	$133.4 million increase due to an increase of 671,636 CEU in the average number of containers on-hire under operating leases;

•	$24.0 million increase due to an increase in average CEU per diem rates;

•	$27.0 million increase due to reduced lease intangible amortization; partially offset by

•
$6.6 million decrease due to the reclassification of certain contracts from operating leases to finance leases in the fourth quarter of 2018 as a result of the renegotiation and extension of the contracts.

Fee and ancillary lease revenues were $50.4 million in 2018 compared to $40.7 million in 2017, an increase of $9.7 million. The increase was primarily due to higher redelivery and repair fee revenue of $11.0 million associated with higher volumes of redeliveries, especially in the fourth quarter, partially offset by reduced handling fees of $1.3 million.

Finance lease revenues were $21.5 million in 2018 compared to $22.4 million in 2017, a decrease of $0.9 million. The scheduled runoff of the existing portfolio was partially offset by the addition of several finance leases, primarily in the fourth quarter, as a result of the renegotiation and extension of certain contracts that were reclassified from operating leases to finance leases.

Trading margin.    Trading margin was $18.9 million in 2018 compared to $4.2 million in 2017, an increase of $14.7 million. The primary reasons for this increase are as follows:

•	$11.3 million increase due to an increase in trading volume; and

•	$3.4 million increase due to an increase in per unit margin.

Net gain (loss) on sale of leasing equipment.    Gain on sale of equipment was $35.4 million in 2018 compared to a gain on sale of equipment of $35.8 million in 2017, a decrease of $0.4 million. The decrease was primarily due to a 27.3% reduction in the volume of containers sold, partially offset by a 20.9% increase in average used container selling prices.

Net gain (loss) on sale of building. On April 20, 2018 we completed the sale of an office building for net proceeds of $27.6 million and recognized a gain of $21.0 million.

Depreciation and amortization.    Depreciation and amortization was $545.1 million in 2018 compared to $500.7 million in 2017, an increase of $44.4 million. The primary reasons for this increase are as follows:

•	$66.6 million increase due to a net increase in the size of our depreciable fleet; partially offset by a

•	$13.6 million decrease due to an increase in the number of containers that are fully depreciated;

•	$5.8 million decrease due to an increase in other fully depreciated assets; and

•
$3.5 million decrease due to the reclassification of certain contracts from operating leases to finance leases in the fourth quarter of 2018 as a result of the renegotiation and extension of the contracts.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, store the equipment when it is not on lease and reposition equipment that has been returned to locations with weak leasing demand.

Direct operating expenses were $48.3 million in 2018 compared to $62.9 million in 2017, a decrease of $14.6 million. The primary reasons for the decrease are as follows:

•	$15.4 million decrease due to a decrease in storage, handling, and repositioning costs due to a decrease in the number of our containers that were off-hire

•	$1.5 million decrease due to a decrease in inspection costs due to less new equipment purchases; partially offset by a

•	$2.2 million increase due to an increase in repair costs as a result of an increase in the volume of redeliveries in the fourth quarter of 2018.

Administrative expenses.    Administrative expenses were $80.0 million in 2018 compared to $87.6 million in 2017, a decrease of $7.6 million. The decrease was primarily due to a decrease in payroll and benefit expenses and professional fees of $6.9 million partially offset by an increase in foreign currency exchange loss of $1.1 million due to a stronger U.S. dollar.

Transaction and other costs (income). Transaction and other costs include severance and employee compensation costs, legal costs and other professional fees related to the Merger in 2016. Transaction and other costs were minimal in 2018 compared to $9.3 million in 2017. We accrued employee severance expenses in 2017, while Merger related activities were mostly complete by the start of 2018.

Provision for doubtful accounts.    Provision for doubtful accounts was a benefit of $0.2 million in 2018 compared to $3.3 million expense in 2017, a decrease of $3.5 million. The decrease in 2018 was due to recoveries of previously reserved balances as well as a decrease in new provisions.

Insurance recovery income. There was no significant insurance recovery income in 2018 compared to $6.8 million in 2017. The insurance recovery income was due to the recognition of income related to the satisfaction of our credit insurance claims with respect to the lease default by Hanjin in 2016.

Interest and debt expense.    Interest and debt expense was $322.7 million in 2018 compared to $282.3 million in 2017, an increase of $40.4 million. The primary reasons for this increase are as follows:

•	$22.3 million increase due to an increase in the average debt balance of $531.0 million during 2018 compared to 2017; and

•
$18.1 million increase due to an increase in the average effective interest rate to 4.39% in 2018 compared to 4.14% in 2017. The increase in the effective interest rate was primarily due to an increase in short-term interest rates on our unhedged variable-rate debt facilities.

Realized (gain) loss on derivative instruments, net.    Realized gain on derivative instruments, net was $2.1 million in 2018, compared to a loss of $0.9 million in 2017, an increase of $3.0 million. The increase is primarily due to an increase in average one-month LIBOR, partially offset by a reduction of the underlying swap notional amounts due to the amortization, terminations and expirations of certain interest rate swap contracts.

Unrealized loss (gain) on derivative instruments, net. Unrealized loss on derivative instruments, net was $0.4 million in 2018, compared to a gain of $1.4 million in 2017, a decrease of $1.8 million. The unrealized loss in 2018 was due to a decrease in long-term interest rates compared to an increase in long-term interest rates in the comparative period in 2017. The loss was partially offset by a decrease in the notional value of our swap portfolio.

Debt termination expense. Debt termination expense was $6.1 million in 2018 compared to $7.0 million in 2017. The decrease of $0.9 million was mainly due to fewer debt facilities being amended or terminated.

Income taxes. Income tax expense was $70.6 million in 2018 compared to an income tax benefit of $93.3 million in 2017, an increase in income tax expense of $163.9 million. The primary reasons for the increase are as follows:

•	$24.7 million increase related to a U.S. entity to foreign entity intra-company asset sale; and

•
$139.4 million increase due to a one-time tax benefit recorded in 2017 that did not reoccur. The one-time benefit in 2017 reflected a decrease in our deferred tax liability resulting from the reduction of the U.S. corporate tax rate from 35% to 21% as part of the U.S. Tax Cuts and Jobs Act.

Income attributable to non-controlling interests. Income attributable to non-controlling interests was $7.1 million in 2018 compared to $8.9 million in 2017, a decrease of $1.8 million. The decrease is primarily due to a reduction in the size of the portfolio of containers owned by the entity in which the non-controlling interests maintain their ownership.

Comparison of the Year Ended December 31, 2017 to Year Ended December 31, 2016

The following table summarizes our comparative results for the periods indicated (in thousands):

	Year Ended December 31, 2017	Year Ended December 31, 2016(1)	Variance
Leasing revenues:
Operating leases	$1,141,165	$813,357	$327,808
Finance leases	22,352	15,337	7,015
Total leasing revenues	1,163,517	828,694	334,823

Equipment trading revenues	37,419	16,418	21,001
Equipment trading expenses	(33,235)	(15,800)	(17,435)
Trading margin	4,184	618	3,566

Net gain (loss) on sale of leasing equipment	35,812	(20,347)	56,159

Operating expenses:
Depreciation and amortization	500,720	392,592	108,128
Direct operating expenses	62,891	84,256	(21,365)
Administrative expenses	87,609	65,618	21,991
Transaction and other costs (income)	9,272	66,916	(57,644)
Provision (reversal) for doubtful accounts	3,347	23,304	(19,957)
Insurance recovery income	(6,764)	—	(6,764)
Total operating expenses	657,075	632,686	24,389
Operating income (loss)	546,438	176,279	370,159
Other expenses:
Interest and debt expense	282,347	184,014	98,333
Realized loss (gain) on derivative instruments, net	900	3,438	(2,538)
Unrealized (gain) loss on derivative instruments, net	(1,397)	(4,405)	3,008
Debt termination expense	6,973	141	6,832
Other (income) expense, net	(2,637)	(1,076)	(1,561)
Total other expenses	286,186	182,112	104,074
Income (loss) before income taxes	260,252	(5,833)	266,085
Income tax expense (benefit)	(93,274)	(48)	(93,226)
Net income (loss)	$353,526	$(5,785)	$359,311
Less: income (loss) attributable to non-controlling interest	8,928	7,732	1,196
Net income (loss) attributable to shareholders	$344,598	$(13,517)	$358,115

(1)
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

Leasing revenues.    Per diem revenues represents revenue earned under operating lease contracts. Fee and ancillary lease revenue represents fees billed for the pick-up and drop-off of containers in certain geographic locations and billings of certain reimbursable operating costs such as repair and handling expenses. Finance lease revenue represents interest income earned under finance lease contracts. The following table summarize our leasing revenues for the periods indicated below (in thousands):

Leasing revenue	Year Ended December 31, 2017	Year Ended December 31, 2016	Variance
Operating lease revenues:
Per diem revenues	$1,100,507	$762,011	$338,496
Fee and ancillary revenues	40,658	51,346	(10,688)
Total operating lease revenues	1,141,165	813,357	327,808
Finance leases	22,352	15,337	7,015
Total leasing revenues	$1,163,517	$828,694	$334,823
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

•	$20.9 million decrease in redelivery fees due to a decrease in the volume of customer redeliveries resulting from strong lease demand.

Finance lease revenues were $22.4 million in 2017 compared to $15.3 million in 2016, an increase of $7.0 million. The primary reasons for this increase are as follows:

•	$3.9 million increase due to the inclusion of TAL's finance lease revenues for the full year in 2017 while TAL’s finance lease revenues were included only after July 12th in 2016;

•	$4.7 million increase due to the inclusion of a finance lease contract that commenced in September 2016 for the twelve months in 2017 as compared to four months in 2016; and

•	$1.6 million decrease due to the amortization of the existing portfolio.

Trading margin.    Prior to the Merger, Triton did not have a trading business. Trading margin was $4.2 million in 2017 compared to $0.6 million in 2016. The increase of $3.6 million is the result of the inclusion of the trading business for a full year in 2017, while the trading business was only included after July 12th in 2016, as well as a result of an increase in the trading disposal volume and margins.

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

Administrative expenses.    Administrative expenses were $87.6 million in 2017 compared to $65.6 million in 2016, an increase of $22.0 million. The primary reasons for this increase are as follows:

•	$23.5 million increase due to the inclusion of TAL administrative expenses for the full year in 2017 while TAL’s administrative expenses were included only after July 12th in 2016;

•	$3.0 million increase due to an increase in bonus expense as a result of improved financial performance;

•	$3.5 million increase due to a benefit in 2016 caused by a reclassification of accrued bonus expense from administrative expense to transaction and other costs that did not re-occur in 2017;

•	$3.5 million increase due to an increase in our professional fees and directors' share-based compensation expense; partially offset by a

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

Transaction and other (income) costs. Transaction and other costs include severance and employee compensation costs, legal costs and other professional fees. Transaction and other costs related to the Merger were $8.8 million in 2017 compared to $60.4 million in 2016. We accrued significant legal and other professional fees and employee severance expenses related to the Merger in 2016.

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

Realized (gain) loss on derivative instruments, net.    Realized loss on derivative instruments, net was $0.9 million in 2017, compared to $3.4 million in 2016, a decrease of $2.5 million. The decrease in the realized loss on derivative instruments, net is mainly due to the reduction of the underlying swap notional amounts due to amortization and the termination of three interest rate swaps and an increase in the average one-month LIBOR rate in 2017 compared to 2016. TAL's inclusion for the full year-to-date period in 2017 compared to partial inclusion in 2016 increased the realized loss on derivative instruments, net by $0.1 million in the 2017.

Unrealized (gain) loss on derivative instruments, net. Unrealized gain on derivative instruments, net was $1.4 million in 2017, compared to $4.4 million in 2016, a decrease of $3.0 million. Long-term interest rates increased to a lesser extent between December 31, 2016 to December 31, 2017 compared to the increase between December 31, 2015 to December 31, 2016.

Debt termination expense. Write-off of debt costs was $7.0 million in 2017 compared to $0.1 million in 2016. The increase of $6.9 million was mainly due to the amendment or termination of certain existing debt facilities and the resulting write-off of the unamortized debt costs related to those facilities.

Income taxes. Income tax benefit was $93.3 million in 2017 compared to an income tax benefit of $0.05 million in 2016, an increase in income tax benefit of $93.2 million. As a result of the U.S. Tax Cuts and Jobs Act and the related reduction of the U.S. Corporate tax rate from 35% to 21%, we recorded a one-time tax benefit of $139.4 million in the fourth quarter in 2017 to reflect the deferred tax liability at the lower corporate tax rate. This benefit was partially offset by a tax provision for income taxes on operating income at the effective tax rate of 17.7%.

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

Segments

Our leasing segment is discussed in our results of operations comparisons and the trading segment is discussed in the trading margin comparison within the results of operations comparisons.

For additional information on our segments, please see Note 11 - "Segment and Geographic Information" of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, principal payments on finance lease receivables, and borrowings under our credit facilities. Our principal uses of cash include capital expenditures, debt service requirements and paying dividends.

For the year ended December 31, 2018, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment and principal payments on our finance leases, was $1,157.5 million. In addition, as of December 31, 2018 we had $49.0 million of cash and cash equivalents and $1.4 billion of additional borrowing capacity under our current credit facilities.

As of December 31, 2018, our cash commitments in the next 12 months include $972.3 million of scheduled principal payments on our existing debt facilities, and $50.6 million of committed but unpaid capital expenditures.

We believe that cash provided by operating activities, existing cash, proceeds from the sale of our leasing equipment, principal payments on our finance lease receivables and availability under our borrowing facilities will be sufficient to meet our obligations over the next twelve months.

Debt Agreements

As of December 31, 2018, our outstanding indebtedness was comprised of the following (amounts in millions):

	Amount Outstanding	Maximum Borrowing Level
Institutional notes	$2,198.2	$2,198.2
Asset-backed securitization term notes	3,063.8	3,063.8
Term loan facilities	1,543.4	1,543.4
Asset-backed securitization warehouse	340.0	900.0
Revolving credit facilities	375.0	1,235.0
Capital lease obligations	75.5	75.5
Total debt outstanding	$7,595.9	$9,015.9
Debt costs	(44.9)	—
Unamortized debt premiums & discounts	(5.3)	—
Unamortized fair value debt adjustment	(16.3)	—
Debt, net of unamortized debt costs	$7,529.4	$9,015.9

The maximum borrowing levels depicted in the chart above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets. As of December 31, 2018, the actual availability under all of our credit facilities was approximately $425.2 million.

As of December 31, 2018, we had a combined $6,164.1 million of total debt on facilities with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap contracts. This accounts for 81.2% of total debt.

Pursuant to the terms of certain debt agreements, we are also required to maintain certain restricted cash accounts. As of December 31, 2018, we had restricted cash of $110.6 million.

For additional information on our debt, please see Note 6 - "Debt" of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Debt Covenants

We are subject to certain financial covenants under our debt agreements. The debt agreements are the obligations of our subsidiaries and all related debt covenants are calculated at the subsidiary level. Failure to comply with these covenants could result in a default under the related credit agreements and the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors. As of December 31, 2018, we were in compliance with all such covenants.

Non-GAAP Measures

We primarily rely on our results measured in accordance with generally accepted accounting principles ("GAAP") in evaluating our business. The covenant descriptions below include non-GAAP financial measures that are defined in our debt agreements. Fixed Charge Coverage Ratio, Minimum Consolidated Tangible Net Worth ("CTNW"), Funded Debt Ratio, Earnings Before Interest and Taxes ("EBIT"), Cash Interest Expense, Tangible Net Worth ("TNW"), and Indebtedness are non-GAAP financial measures defined in our debt agreements that are used to determine our compliance with certain covenants contained in our debt agreements and should not be used as a substitute for analysis of our results as reported under GAAP. However, we believe that the inclusion of this non-GAAP information provides additional information to investors regarding our debt covenant compliance.

TCIL Covenants

The Fixed Charge Coverage Ratio is the rolling six-quarter ratio of consolidated net income of our TCIL subsidiary available for fixed charges to fixed charges. Consolidated net income available for fixed charges excludes non-cash gains and losses on derivatives instruments, plus cash distributions received from certain unrestricted subsidiaries, plus all fixed charges. Fixed charges are the sum of interest expense and operating rental payments less interest income and the amortization of debt costs.

CTNW of our TCIL subsidiary comprises the equity of TCIL and its restricted subsidiaries, excluding any non-cash gains and/or losses from derivative instruments, less the sum of all intangible assets and restricted investments of TCIL and its subsidiaries. For the purpose of calculating CTNW, TCIL's investments in certain unrestricted subsidiaries are included in equity.

Funded Debt Ratio is the total debt of our TCIL subsidiary to CTNW.

TAL Covenants

EBIT to Cash Interest Expense is the rolling four-quarter ratio of EBIT to Cash Interest Expense for our TAL subsidiary. EBIT is calculated as earnings before interest expense, income taxes, net gain or losses on interest rate swaps, certain non-cash charges, and Merger costs. Cash Interest Expense is calculated as interest expense paid in cash and excludes interest income and amortization of debt costs.

TNW is calculated as total tangible assets less total indebtedness for our TAL subsidiary.

Indebtedness to TNW is calculated as the ratio of Indebtedness to TNW for our TAL subsidiary.

The compliance levels of our primary financial covenants as of December 31, 2018 are summarized as follows:

Financial Covenant	Entity	Covenant Threshold	Actual Value
Fixed Charge Coverage Ratio	TCIL	Shall not be less than 1.25:1	2.58:1
Minimum Consolidated Tangible Net Worth	TCIL	Shall not be less than $855 million	$1,705.4 million
Funded Debt Ratio	TCIL	Shall not exceed 4.0:1	3.33:1
EBIT to Cash Interest Expense	TAL	Shall not be less than 1.10:1	2.21:1
Minimum Tangible Net Worth	TAL	Shall not be less than $300 million	$982.7 million
Indebtedness to TNW	TAL	Shall not exceed 4.75:1	2.20:1

Share Repurchase

On August 1, 2018, the Company's Board of Directors authorized the repurchase of up to $200.0 million of its common shares. During the year ended December 31, 2018, the Company repurchased 1,853,148 common shares at an average price per-share of $31.34 for a total of $58.1 million. As of February 8, 2019, $134.9 million remains available of the $200.0 million common share repurchase authorized by the Board in August 2018.

Cash Flow

The following table sets forth certain cash flow information for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	Year Ended December 31, 2018		Year Ended December 31, 2017	Year Ended December 31, 2016
Net cash provided by (used in) operating activities	$929,850		$806,795	$484,188
Net cash provided by (used in) investing activities	$(1,348,409)		$(1,311,391)	$(395,446)
Net cash provided by (used in) financing activities	$351,927	—	$567,275	$(63,629)

Operating Activities

Net cash provided by operating activities increased by $123.1 million to $929.9 million in 2018, compared to $806.8 million in 2017. The change was primarily due to an increase in pre-tax income as a result of a larger fleet size and higher utilization.

Net cash provided by operating activities increased by $322.6 million to $806.8 million in 2017, compared to $484.2 million in 2016. Operating cash flows increased by $115.4 million due to the inclusion of TAL’s cash flows for the full year in 2017 while TAL’s operating cash flows were included only after July 12, 2016. The remaining increase was mainly due to an increased level of profitability as a result of the increase in our fleet size and utilization.

Investing Activities

Net cash used in investing activities increased by $37.0 million to $1,348.4 million in 2018 compared to $1,311.4 million in 2017 primarily due to an increase in purchases of leasing equipment and a decrease in the volume of container disposals.

Net cash used in investing activities increased by $916.0 million to $1,311.4 million in 2017 compared to $395.4 million in 2016. This increase was primarily due to an increase in the purchase of leasing equipment of $933.6 million and by $50.3 million of cash acquired in the Merger in 2016 that did not re-occur in 2017. These increases were partially offset by a $67.1 million increase in cash provided by proceeds from the sale of equipment and principal payments on finance leases.

Financing Activities

Net cash provided by financing activities decreased by $215.3 million to $351.9 million in 2018 compared to $567.3 million in 2017. The decrease was primarily due to proceeds of $192.9 million from issuances of common shares in 2017 compared with no issuance in 2018. Additionally, $56.3 million of the decrease was due to the repurchase of common shares in 2018. These changes were partially offset by an increase in net borrowings.

Net cash provided by financing activities increased by $630.9 million to $567.3 million in 2017 compared to cash used in financing activities of $63.6 million in 2016. The increase was primarily due to net borrowings, inclusive of debt issuance costs, under debt facilities of $528.6 million in 2017 compared to $53.3 million in 2016. In addition, we had proceeds from issuances of common shares of $192.9 million in 2017 compared to $7.4 million of share redemptions in 2016. These increases in cash provided by financing activities were partially offset by an increase in dividend payments of $50.8 million.

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

The following table summarizes our contractual obligations and commercial commitments as of December 31, 2018:

	Contractual Obligations by Period
Contractual Obligations:	Total	2019	2020	2021	2022	2023	2024 and thereafter
	(dollars in millions)
Principal debt obligations	$7,520.4	$964.3	$825.7	$812.3	$1,707.2	$1,476.1	$1,734.8
Interest on debt obligations(1)	1,234.0	303.4	265.5	229.6	177.0	117.4	141.1
Capital lease obligations(2)	86.2	11.2	10.8	10.8	10.8	18.7	23.9
Operating leases (mainly facilities)	11.9	3.2	2.9	2.4	2.0	1.4	—
Purchase obligations:
Equipment purchases payable	22.4	22.4	—	—	—	—	—
Equipment purchase commitments	28.2	28.2	—	—	—	—	—
Severance benefit commitment	1.2	1.2	—	—	—	—	—
Total contractual obligations	$8,904.3	$1,333.9	$1,104.9	$1,055.1	$1,897.0	$1,613.6	$1,899.8

(1)	Amounts include actual interest for fixed debt and estimated interest for floating rate debt based on December 31, 2018 rates and the net effect of our interest rate swaps.

(2)	Amounts include interest.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

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

The estimated useful lives and residual values of our leasing equipment are based on historical disposal experience and our expectations for future used container sale prices. We review the estimates used in our depreciation policies on a regular basis to determine whether changes have taken place that would suggest that a change in our depreciation estimates of useful lives of our equipment or the assigned residual values is warranted. The Company completed its annual depreciation policy review during the fourth quarter of 2018 and concluded no change was necessary.

On January 1, 2018, we changed the estimated residual values for 20-foot refrigerated containers and 40-foot high cube refrigerated containers to $2,350 and $3,350, respectively, as compared to the previous ranges of $2,250 to $2,500 for 20-foot refrigerated containers and $3,250 to $3,500 for 40-foot high cube refrigerated containers. The estimated residual values for 40-foot flat rack containers and 40-foot open top containers were changed to $1,700 and $2,300, respectively, as compared to the previous ranges of $1,500 to $3,000 for 40-foot flat rack containers and $2,300 to $2,500 for 40-foot open top containers. In addition, the useful lives for 40-foot flat rack containers and 40-foot open top containers was changed to 16 years from the previous range of 12 to 14 years. The effects of changes to residual value and useful life estimates were immaterial to our consolidated financial statements.

The estimated useful lives and residual values for each major equipment type for the periods are indicated below as follows:

	As of December 31, 2018		As of December 31, 2017
Equipment Type	Depreciable Life	Residual Value	Depreciable Life	Residual Value
Dry containers
20-foot dry container	13 years	$1,000	13 years	$1,000
40-foot dry container	13 years	$1,200	13 years	$1,200
40-foot high cube dry container	13 years	$1,400	13 years	$1,400
Refrigerated containers
20-foot refrigerated container	12 years	$2,350	12 years	$2,250 to $2,500
40-foot high cube refrigerated container	12 years	$3,350	12 years	$3,250 to $3,500
Special containers
40-foot flat rack container	16 years	$1,700	12 to 14 years	$1,500 to $3,000
40-foot open top container	16 years	$2,300	12 to 14 years	$2,300 to $2,500
Tank containers	20 years	$3,000	20 years	$3,000
Chassis	20 years	$1,200	20 years	$1,200

Depreciation on leasing equipment commences on the date of initial on-hire.

For leasing equipment acquired through sale-leaseback transactions, we adjust our estimates for remaining useful life and residual values based on current conditions in the sales market for older containers and our expectations for how long the equipment will remain on-hire to the current lessee.

The net book value of our leasing equipment by equipment type is as follows (in thousands):

	December 31, 2018	December 31, 2017
Dry container units	$6,666,560	$5,941,097
Refrigerated container units	1,676,331	1,897,385
Special container units	322,607	287,869
Tank container units	107,284	105,821
Chassis	150,669	132,312
Total	$8,923,451	$8,364,484

Included in the amounts above are units not on lease at December 31, 2018 and 2017 with a total net book value of $551.1 million and $509.5 million, respectively. Amortization on equipment purchased under capital lease obligations is included in depreciation and amortization expense on the consolidated statements of operations.

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

We did not record any impairment charges related to leasing equipment for the years ended December 31, 2018, and 2017. For the year ended December 31, 2016, the Company recorded $13.1 million of impairment charges in depreciation and amortization expense related to leasing equipment.

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

During the years ended December 31, 2018, 2017 and 2016, we recorded the following net gains or losses on equipment held for sale on the consolidated statements of operations (in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Impairment (loss) reversal on equipment held for sale	$(3,933)	$3	$(19,399)
Gain (loss) on sale of equipment-net of selling costs	39,310	35,809	(948)
Net gain (loss) on sale of leasing equipment	$35,377	$35,812	$(20,347)

Goodwill

Goodwill is tested for impairment at least annually on October 31 of each fiscal year or more frequently if events occur or circumstances exist that indicate that the fair value of a reporting unit may be below its carrying value. Goodwill has been allocated to our reporting units which are also our operating segments.

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

We elected to perform the qualitative assessment for our evaluation of goodwill impairment during the year ended December 31, 2018 and concluded there was no impairment. Since inception through December 31, 2018, we did not have any goodwill impairment.

For additional information on our accounting policies, please see Note 2 - "Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for a full description of recent accounting pronouncements.

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

The primary external risk of our interest rate swap and cap agreements is counterparty credit exposure, which is defined as the ability of a counterparty to perform its financial obligations under a derivative agreement. All of our derivative agreements are with highly-rated financial institutions. Credit exposures are measured based on the market value of outstanding derivative instruments. Both current and potential exposures are calculated for each derivative agreement to monitor counterparty credit exposure.

As of December 31, 2018, we had interest rate swap and cap agreements in place to fix or limit interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Derivatives	Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Cap Rate	Weighted Average Remaining Term
Interest Rate Swap	$1,565.6 million	2.24%	n/a	4.4 years
Interest Rate Cap	$381.7 million	n/a	2.9%	0.1 years

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

Approximately 52% of our floating rate debt is hedged using interest rate swaps which helps mitigate the impact of changes in short-term interest rates. However, a 100 basis point increase in the interest rates on our floating rate debt (primarily LIBOR) would result in an increase of approximately $13.5 million in interest expense, net of realized gains on our swap instruments, over the next 12 months.

Foreign currency exchange rate risk

Although we have significant foreign-based operations, the majority of our revenues and our operating expenses for the years ended December 31, 2018, 2017, and 2016 were denominated in U.S. dollars. We pay our non-U.S. employees in local currencies and certain operating expenses are denominated in foreign currencies. This activity is primarily denominated in the euro and the British pound. For the year ended December 31, 2018, we recognized $1.0 million in net foreign currency exchange loss in administrative expenses. Net foreign currency exchange gains and losses during the years ended December 31, 2017 and 2016 were immaterial.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and financial statement schedules listed under Item 15—Exhibits and Financial Statement Schedules are filed as a part of this Item 8. Supplementary financial information may be found in Note 16 to the Consolidated Financial Statements.

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

We assessed our internal control over financial reporting as of December 31, 2018 and based our assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2018.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of the audit, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2018.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Triton International Limited:

Opinion on Internal Control Over Financial Reporting

We have audited Triton International Limited and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement Schedule I - Condensed Financial Information of Registrant and Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 19, 2019 expressed an unqualified opinion on those consolidated financial statements.

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
February 19, 2019

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from the sections captioned "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement to be issued in connection with the Annual General Meeting of Shareholders to be held on April 25, 2019, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018 (the "2019 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the sections captioned "Director Compensation Table", "Compensation of Executive Officers, Compensation Discussion and Analysis", "Summary Compensation Table", and "Grants of Plan-Based Awards Table", "CEO-Average Worker Pay Ratio", and the other tables and information following the "Grants of Plan-Based Awards Table" in the 2019 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference from the sections captioned "Equity Compensation Plan Information" and "Information Regarding Beneficial Ownership of Management and Principal Shareholders" in the 2019 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from the sections captioned "Certain Relationships and Related Transactions" and "Corporate Governance and Related Matters" in the 2019 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from the section captioned "Audit Fees" in the 2019 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following financial statements are included in Item 8 of this report:
(a)(2) Financial Statement Schedules
The following financial statement schedules for the Company are filed as part of this report:

Schedule I - Parent Company Condensed Financial Statements	S-1
Schedule II - Valuation and Qualifying Accounts	S-4
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.
(a)(3) List of Exhibits
The following exhibits are filed as part of and incorporated by reference into this Annual Report on Form 10-K:

Exhibit No.	Description
3.1	Amended and Restated By-Laws of Triton International Limited, dated July 12, 2016 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed July 14, 2016)

4.1	Memorandum of Association of Triton International Limited, dated September 29, 2015 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, filed June 23, 2016)

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed July 14, 2016)

10.2	TAL International Group, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed July 14, 2016)

10.3	Triton Container International Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed July 14, 2016)

10.4	Triton International Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed July 14, 2016)

10.5	Warburg Pincus Shareholders Agreement, as amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed July 14, 2016)

10.6	Vestar Shareholders Agreement, as amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed July 14, 2016)

Exhibit No.		Description
10.7
Ninth Restated and Amended Credit Agreement, dated as of April 15, 2016, by and among Triton Container International Limited, as Borrower, various lenders, and Bank of America, N.A., as Administrative Agent and an Issuer, and other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 22, 2017)

10.8
First Amendment, dated as of February 6, 2017, to the Ninth Restated and Amended Credit Agreement, dated as of April 15, 2016, by and among Triton Container International Limited, as the Borrower, various lenders and Bank of America, N.A., as Administrative Agent and an Issuer, and other parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 22, 2017)

10.9
Second Amendment, dated June 16, 2017, to the Ninth Restated and Amended Credit Agreement, dated as of April 15, 2016, by and among Triton Container International Limited, as Borrower, various lenders, Bank of America, N.A., as Administrative Agent and an Issuer, and other parties thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on June 22, 2017)

10.10
Term Loan Agreement dated as of November 30, 2018 by and among Triton Container International Limited, as Borrower, various lenders, and PNC Bank, National Association, as a lender and Administrative Agent

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

Date: February 19, 2019	TRITON INTERNATIONAL LIMITED
	By:	/s/ BRIAN M. SONDEY
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the 19th day of February, 2019.

Signature	Title(s)

/s/ BRIAN M. SONDEY	Chairman of the Board, Director and Chief Executive Officer
Brian M. Sondey

/s/ JOHN BURNS	Chief Financial Officer
John Burns

/s/ MICHELLE GALLAGHER	Vice President and Controller (Principal Accounting Officer)
Michelle Gallagher

/s/ ROBERT L. ROSNER	Lead Director
Robert L. Rosner

/s/ ROBERT W. ALSPAUGH	Director
Robert W. Alspaugh

/s/ KAREN AUSTIN	Director
Karen Austin

/s/ MALCOLM P. BAKER	Director
Malcolm P. Baker

/s/ DAVID A. COULTER	Director
David A. Coulter

/s/ CLAUDE GERMAIN	Director
Claude Germain

/s/ KENNETH HANAU	Director
Kenneth Hanau

/s/ JOHN S. HEXTALL	Director
John S. Hextall

/s/ SIMON R. VERNON	Director
Simon R. Vernon

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Triton International Limited:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Triton International Limited and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement Schedule I - Condensed Financial Information of Registrant and Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

New York, New York
February 19, 2019

TRITON INTERNATIONAL LIMITED
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2018	December 31, 2017
ASSETS:
Leasing equipment, net of accumulated depreciation of $2,533,446 and $2,218,897	$8,923,451	$8,364,484
Net investment in finance leases	478,065	295,891
Equipment held for sale	66,453	43,195
Revenue earning assets	9,467,969	8,703,570
Cash and cash equivalents	48,950	132,031
Restricted cash	110,589	94,140
Accounts receivable, net of allowances of $1,240 and $3,002	264,382	199,876
Goodwill	236,665	236,665
Lease intangibles, net of accumulated amortization of $205,532 and $144,081	92,925	154,376
Other assets	34,610	49,591
Fair value of derivative instruments	13,923	7,376
Total assets	$10,270,013	$9,577,625

LIABILITIES AND SHAREHOLDERS' EQUITY:
Equipment purchases payable	$22,392	$128,133
Fair value of derivative instruments	10,966	2,503
Accounts payable and other accrued expenses	99,885	109,999
Net deferred income tax liability	282,129	215,439
Debt, net of unamortized debt costs of $44,889 and $40,636	7,529,432	6,911,725
Total liabilities	7,944,804	7,367,799
Shareholders' equity:
Common shares, $0.01 par value, 270,000,000 and 294,000,000 shares authorized, 80,843,472 and 80,687,757 shares issued, respectively	809	807
Undesignated shares, $0.01 par value, 30,000,000 and 6,000,000 shares authorized, no shares issued and outstanding	—	—
Treasury shares, at cost, 1,853,148 shares and no shares, respectively	(58,114)	—
Additional paid-in capital	896,811	889,168
Accumulated earnings	1,349,627	1,159,367
Accumulated other comprehensive income	14,563	26,942
Total shareholders' equity	2,203,696	2,076,284
Non-controlling interests	121,513	133,542
Total equity	$2,325,209	$2,209,826
Total liabilities and equity	$10,270,013	$9,577,625

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Leasing revenues:
Operating leases	$1,328,756	$1,141,165	$813,357
Finance leases	21,547	22,352	15,337
Total leasing revenues	1,350,303	1,163,517	828,694

Equipment trading revenues	83,039	37,419	16,418
Equipment trading expenses	(64,118)	(33,235)	(15,800)
Trading margin	18,921	4,184	618

Net gain (loss) on sale of leasing equipment	35,377	35,812	(20,347)
Net gain (loss) on sale of building	20,953	—	—

Operating expenses:
Depreciation and amortization	545,138	500,720	392,592
Direct operating expenses	48,326	62,891	84,256
Administrative expenses	80,033	87,609	65,618
Transaction and other costs (income)	88	9,272	66,916
Provision (reversal) for doubtful accounts	(231)	3,347	23,304
Insurance recovery income	—	(6,764)	—
Total operating expenses	673,354	657,075	632,686
Operating income (loss)	752,200	546,438	176,279
Other expenses:
Interest and debt expense	322,731	282,347	184,014
Realized (gain) loss on derivative instruments, net	(2,072)	900	3,438
Unrealized (gain) loss on derivative instruments, net	430	(1,397)	(4,405)
Debt termination expense	6,090	6,973	141
Other (income) expense, net	(2,292)	(2,637)	(1,076)
Total other expenses	324,887	286,186	182,112
Income (loss) before income taxes	427,313	260,252	(5,833)
Income tax expense (benefit)	70,641	(93,274)	(48)
Net income (loss)	$356,672	$353,526	$(5,785)
Less: income (loss) attributable to non-controlling interest	7,117	8,928	7,732
Net income (loss) attributable to shareholders	$349,555	$344,598	$(13,517)
Net income per common share—Basic	$4.38	$4.55	$(0.24)
Net income per common share—Diluted	$4.35	$4.52	$(0.24)
Cash dividends paid per common share	$2.01	$1.80	$1.35
Weighted average number of common shares outstanding—Basic	79,782	75,679	56,032
Dilutive restricted shares	582	509	—
Weighted average number of common shares outstanding—Diluted	80,364	76,188	56,032

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net income (loss)	$356,672	$353,526	$(5,785)
Other comprehensive income (loss):
Change in derivative instruments designated as cash flow hedges, net of income tax effect of $1,814, ($234), and $16,512	(3,933)	(407)	30,405
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges, net of income tax effect of ($1,570), $171, and $423	(5,210)	440	777
Foreign currency translation adjustment	(207)	151	(758)
Other comprehensive income (loss), net of tax	(9,350)	184	30,424
Comprehensive income	347,322	353,710	24,639
Less:
Other comprehensive income attributable to noncontrolling interest	7,117	8,928	7,732
Comprehensive income attributable to shareholders	$340,205	$344,782	$16,907

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)

	Class A, Class B and Common Shares*		Treasury Shares
	Shares	Amount	Shares		Amount	Add'l Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Equity
Balance at January 1, 2016	40,428,585	$505	—		$—	$176,088	$1,044,402	$(3,666)	$160,504	$1,377,833
Issuance of common shares	605,334	7	—		—	(2)	—	—	—	5
Share-based compensation	—	—	—		—	5,399	—	—	—	5,399
Adjustment to fair market value classified service-based options	—	—	—		—	(907)	—	—	—	(907)
Settlement of liability classified service-based share options	517,912	5	—		—	7,075	—	—	—	7,080
Share repurchase to settle shareholder tax obligations	(247,005)	(2)	—		—	(3,175)	(216)	—	—	(3,393)
Redemption / Cancellation of common shares	(263,393)	(3)	—		—	(4,014)	—	—	—	(4,017)
Net income (loss)	—	—	—		—	—	(13,517)	—	7,732	(5,785)
Foreign currency translation adjustment	—	—	—		—	—	—	(758)	—	(758)
Issuance and conversion of Triton shares due to Merger	33,334,592	232	—		—	509,954	—	—	—	510,186
Change in derivative instruments designated as cash flow hedges, net of income tax effect of $16,512	—	—	—		—	—	—	30,405	—	30,405
Reclassification of realized loss on derivative instruments designated as cash flow hedges, net of income tax effect of $423	—	—	—		—	—	—	777	—	777
Distributions to non-controlling interests	—	—	—		—	—	—	—	(24,732)	(24,732)
Common shares dividend declared	—	—	—		—	—	(85,356)	—	—	(85,356)
Balance as of December 31, 2016	74,376,025	$744	—		—	$690,418	$945,313	$26,758	$143,504	$1,806,737
Issuance of common shares	6,313,694	63	—		—	193,109	—	—	—	193,172
Share-based compensation	—	—	—		—	5,641	—	—	—	5,641
Cumulative adjustment for adoption of ASU 2016-09	—	—	—		—	—	6,582	—	—	6,582
Share repurchase to settle shareholder tax obligations	(1,962)	—	—		—	—	(70)	—	—	(70)
Net income (loss)	—	—	—		—	—	344,598	—	8,928	353,526
Foreign currency translation adjustment	—	—	—		—	—	—	151	—	151
Change in derivative instruments designated as cash flow hedges, net of income tax effect of ($234)	—	—	—		—	—	—	(407)	—	(407)
Reclassification of realized loss on derivative instruments designated as cash flow hedges, net of income tax effect of $171	—	—	—		—	—	—	440	—	440
Distributions to non-controlling interests	—	—	—		—	—	—	—	(18,890)	(18,890)
Common shares dividend declared	—	—	—		—	—	(137,056)	—	—	(137,056)
Balance as of December 31, 2017	80,687,757	$807	—		—	$889,168	$1,159,367	$26,942	$133,542	$2,209,826
Share-based compensation	200,341	2	—		—	9,028	—	—	—	9,030
Treasury shares acquired	—	—	1,853,148		(58,114)	—	—	—	—	(58,114)
Share repurchase to settle shareholder tax obligations	(44,626)	—	—		—	(1,385)	—	—	—	(1,385)
Net income (loss)	—	—	—		—	—	349,555	—	7,117	356,672
Foreign currency translation adjustment	—	—	—		—	—		(207)	—	(207)
Change in derivative instruments designated as cash flow hedges, net of income tax effect of $1,814	—	—	—		—	—	—	(3,933)	—	(3,933)
Reclassification of realized (gain) on derivative instruments designated as cash flow hedges, net of income tax effect of ($1,570)	—	—	—		—	—	—	(5,210)	—	(5,210)
Tax reclassifications to accumulated earnings for the adoption of ASU 2018-02	—	—	—	—	—	—	3,029	(3,029)	—	—
Distributions to non-controlling interests	—	—	—		—	—	—	—	(19,146)	(19,146)
Common shares dividend declared	—	—	—		—	—	(162,324)	—	—	(162,324)
Balance as of December 31, 2018	80,843,472	$809	1,853,148		$(58,114)	$896,811	$1,349,627	$14,563	$121,513	$2,325,209

*
As a result of the Merger transaction completed on July 12, 2016, all Class A and B common shares held by TCIL shareholders were exchanged for Triton common shares at a 0.80 ratio, and therefore, the historical number of shares, options, and per share amounts were retroactively adjusted.

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Cash flows from operating activities:
Net income (loss)	$356,672	$353,526	$(5,785)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	545,138	500,720	392,592
Amortization of deferred financing cost and other debt related amortization	15,005	13,401	5,934
Lease related amortization	70,275	92,787	55,539
Share-based compensation expense	9,030	5,641	5,399
Net (gain) loss on sale of leasing equipment	(35,377)	(35,812)	20,347
Net (gain) loss on sale of building	(20,953)	—	—
Unrealized (gain) loss on derivative instruments	430	(1,397)	(4,405)
Debt termination expense	6,090	6,973	141
Deferred income taxes	66,467	(94,678)	(809)
Changes in operating assets and liabilities:
Accounts receivable	(65,385)	(5,967)	(1,602)
Accounts payable and accrued expenses	(14,449)	(42,402)	10,694
Net equipment sold for resale activity	(2,341)	8,821	4,031
Cash received (paid) for settlement of interest rate swaps	187	2,117	(37)
Other assets	(939)	3,065	2,149
Net cash provided by (used in) operating activities	929,850	806,795	484,188
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(1,603,507)	(1,562,863)	(629,332)
Proceeds from sale of equipment, net of selling costs	163,256	190,744	145,572
Proceeds from the sale of building	27,630	—	—
Cash collections on finance lease receivables, net of income earned	64,372	60,673	38,650
Cash and cash equivalents acquired	—	—	50,349
Other	(160)	55	(685)
Net cash provided by (used in) investing activities	(1,348,409)	(1,311,391)	(395,446)
Cash flows from financing activities:
Issuance of common shares, net of underwriter expenses	—	192,931	—
Purchases of treasury shares	(56,274)	—	—
Redemption of common shares	(1,385)	(70)	(7,410)
Debt issuance costs	(19,575)	(34,494)	(6,554)
Borrowings under debt facilities	4,043,637	3,102,825	661,971
Payments under debt facilities and capital lease obligations	(3,435,041)	(2,539,711)	(602,152)
Dividends paid	(160,289)	(135,557)	(84,752)
Distributions to noncontrolling interests	(19,146)	(18,890)	(24,732)
Other	—	241	—
Net cash provided by (used in) financing activities	351,927	567,275	(63,629)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(66,632)	$62,679	$25,113
Cash, cash equivalents and restricted cash, beginning of period	226,171	163,492	138,379
Cash, cash equivalents and restricted cash, end of period	$159,539	$226,171	$163,492
Supplemental disclosures:
Interest paid	$308,827	$269,601	$181,559
Income taxes paid (refunded)	$4,484	$(288)	$309
Supplemental non-cash investing activities:
Equipment purchases payable	$22,392	$128,133	$83,567
Shares issued to acquire TAL	$—	$—	$510,186

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of the Business and Basis of Presentation

Description of the Business and Basis of Presentation

Triton International Limited (“Triton” or the “Company”), through its subsidiaries, leases intermodal transportation equipment, primarily maritime containers, and provides maritime container management services through a worldwide network of service subsidiaries, third-party depots and other facilities. The majority of Triton’s business is derived from leasing its containers to shipping line customers through a variety of long-term and short-term contractual lease arrangements. The Company also sells containers from its existing fleet as well as containers specifically acquired for resale from third parties. The Company's registered office is located in Bermuda.

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

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and subsidiaries in which it has a controlling interest, and variable interest entities (VIEs) of which the Company is the primary beneficiary. The equity method of accounting is applied when the Company does not have a controlling interest in an entity but exerts significant influence over the entity. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reporting period and disclosure of contingent assets and liabilities in the financial statements. Such estimates include, but are not limited to, the Company's estimates in connection with leasing equipment including residual values and depreciable lives, values of assets held for sale and other long-lived assets, provision for income tax, allowance for doubtful accounts, share-based compensation and goodwill and intangible assets. Actual results could differ from those estimates.

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

Concentration of Credit Risk

The Company's equipment lease and trade receivables subject it to potential credit risk. The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis. The Company's largest customer, CMA CGM S.A., accounted for 20%, 19%, and 17% of its lease billings during 2018, 2017, and 2016, respectively, and accounted for 29% and 23% of its accounts receivable as of December 31, 2018 and 2017, respectively. The Company's second largest customer, Mediterranean Shipping Company S.A. accounted for 14%, 14%, and 15% of its lease billings during 2018, 2017, and 2016, respectively, and 5% and 8% of its accounts receivable as of December 31, 2018 and 2017, respectively.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other financial instruments that are exposed to concentration of credit risk are cash and cash equivalents, and restricted cash balances. Cash and cash equivalents, and restricted cash are held with financial institutions of high quality. Balances may exceed the amount of insurance provided on such deposits.

Fair Value Measurements

Fair value represents the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The determination of fair value may require an entity to make significant judgments or develop assumptions about market participants to reflect risks specific to the asset being valued.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments having original maturities of three months or less at the time of purchase.

Restricted Cash

The Company’s restricted cash relates to amounts held at financial institutions pursuant to certain debt arrangements. The restricted cash balances represent cash proceeds collected and required to be used to pay debt service and other related expenses.

Allowance for Doubtful Accounts

The Company's allowance for doubtful accounts is estimated based upon a review of the collectibility of its receivables. This review is based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions. Generally, the Company does not require collateral on accounts receivable balances. An account is considered past due when a payment has not been received in accordance with the contractual terms. Changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. The allowance for doubtful accounts is intended to provide for losses in the receivables, and requires the application of estimates and judgments as to the outcome of collection efforts, among other things. The Company believes its allowance for doubtful accounts is adequate to provide for credit losses inherent in its existing receivables.

To the extent amounts are expected to be recoverable from insurance policies, the Company records a receivable based on amounts incurred not to exceed insurance limits.

The Company experienced a major lessee default in 2016 when Hanjin Shipping Co. ("Hanjin"), a lessee of the Company, filed for court protection and immediately began a liquidation process. At that time, the Company had approximately 87,000 container units on lease to Hanjin with a net book value of $243.3 million. The Company recorded a loss of $29.7 million during the third quarter ended September 30, 2016, comprised of bad debt expense and a charge for costs not expected to be recovered due to deductibles in credit insurance policies. As of December 31, 2018, the Company recovered approximately 95% of its containers previously leased to Hanjin.

The impact of the Hanjin liquidation was significantly lessened by credit insurance policies in place during 2016 which covered the majority of the recovery costs, the value of the containers that were unrecoverable and a portion of the lost lease revenue. The insurance policies did not cover Triton's pre-default receivables. The Company collected total payments from its insurance providers of $67.0 million in satisfaction of its claims and recorded a gain of $6.8 million to insurance recovery income within operating expenses for the year ended December 31, 2017. The net gain represents insurance proceeds received in excess of recovery costs incurred and the net book value of those units written off as unrecoverable.

Net Investment in Finance Leases

The Company has entered into various rental agreements that qualify as direct financing leases or sales-type leases. These leases are usually long-term in nature, typically ranging for a period of three to twelve years, and typically include an option to purchase the equipment at the end of the lease term at a bargain purchase price. At the inception of a direct financing lease or a sales-type lease, a net investment is recorded based on the gross investment (representing the total future minimum lease payments due under the lease plus the estimated residual value), net of unearned income.

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

The estimated useful lives and residual values of the Company's leasing equipment are based on historical disposal experience and the Company's expectations for future used container sale prices. The Company reviews estimates used in its depreciation policy on a regular basis to determine whether changes have taken place that would suggest that a change in its depreciation estimates for useful lives or the assigned residual values of its equipment is warranted. The Company completed its annual depreciation policy review during the fourth quarter of 2018 and concluded no change was necessary.

On January 1, 2018, the Company changed the estimated residual values for 20-foot refrigerated containers and 40-foot high cube refrigerated containers to $2,350 and $3,350, respectively, as compared to the previous ranges of $2,250 to $2,500 for 20-foot refrigerated containers and $3,250 to $3,500 for 40-foot high cube refrigerated containers. The estimated residual values for 40-foot flat rack containers and 40-foot open top containers were changed to $1,700 and $2,300, respectively, as compared to the previous ranges of $1,500 to $3,000 for 40-foot flat rack containers and $2,300 to $2,500 for 40-foot open top containers. In addition, the useful lives for 40-foot flat rack containers and 40-foot open top containers was changed to 16 years from the previous range of 12 to 14 years. The effects of changes to residual value and useful life estimates were immaterial to our consolidated financial statements.

The estimated useful lives and residual values for each major equipment type for the periods indicated below were as follows:

	As of December 31, 2018		As of December 31, 2017
Equipment Type	Depreciable Life	Residual Value	Depreciable Life	Residual Value
Dry containers
20-foot dry container	13 years	$1,000	13 years	$1,000
40-foot dry container	13 years	$1,200	13 years	$1,200
40-foot high cube dry container	13 years	$1,400	13 years	$1,400
Refrigerated containers
20-foot refrigerated container	12 years	$2,350	12 years	$2,250 to $2,500
40-foot high cube refrigerated container	12 years	$3,350	12 years	$3,250 to $3,500
Special containers
40-foot flat rack container	16 years	$1,700	12 to 14 years	$1,500 to $3,000
40-foot open top container	16 years	$2,300	12 to 14 years	$2,300 to $2,500
Tank containers	20 years	$3,000	20 years	$3,000
Chassis	20 years	$1,200	20 years	$1,200

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation on leasing equipment commences on the date of initial on-hire.

For leasing equipment acquired through sale-leaseback transactions, the Company adjusts its estimates for remaining useful life and residual values based on current conditions in the sales market for older containers and the Company's expectations for how long the equipment will remain on-hire to the current lessee.

The net book value of the Company's leasing equipment by equipment type as of the dates indicated was (in thousands):

	December 31, 2018	December 31, 2017
Dry container units	$6,666,560	$5,941,097
Refrigerated container units	1,676,331	1,897,385
Special container units	322,607	287,869
Tank container units	107,284	105,821
Chassis	150,669	132,312
Total	$8,923,451	$8,364,484

Included in the amounts above are units not on lease at December 31, 2018 and 2017 with a total net book value of $551.1 million and $509.5 million, respectively. Amortization on equipment purchased under capital lease obligations is included in depreciation and amortization expense on the consolidated statements of operations.

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

The Company did not record any impairment charges related to leasing equipment for the years ended December 31, 2018 and 2017. For the year ended December 31, 2016, the Company recorded $13.1 million of impairment charges in depreciation and amortization expense related to leasing equipment.

Equipment Held for Sale

When leasing equipment is returned off lease, the Company makes a determination of whether to repair and re-lease the equipment or sell the equipment. At the time the Company determines that equipment will be sold, it reclassifies the appropriate amounts previously recorded as leasing equipment to equipment held for sale. Equipment held for sale is carried at the lower of its estimated fair value less costs to sell or carrying value. Depreciation expense on equipment held for sale is halted and disposals generally occur within 90 days. Initial write downs of equipment held for sale to fair value are recorded as an impairment charge and are included in net gain or loss on sale of leasing equipment. Subsequent increases or decreases to the fair value of those assets are recorded as adjustments to the carrying value of the equipment held for sale, however, any such adjustments may not exceed the respective equipment's carrying value at the time it was initially classified as held for sale. Realized gains and losses resulting from the sale of equipment held for sale are recorded as net gain or loss on sale of leasing equipment, and cash flows associated with the disposal of equipment held for sale are classified as cash flows from investing activities.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company acquired the Equipment Trading segment as part of the Merger on July 12, 2016 and had no such reporting segment prior to that date. Equipment purchased for resale and included in the Equipment Trading segment is reported as equipment held for sale when the time frame between when equipment is purchased and when it is sold is expected to be less than one year.

During the years ended December 31, 2018, 2017, and 2016, the Company recorded the following net gains or losses on sale of leasing equipment held for sale on the consolidated statements of operations (in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Impairment (loss) reversal on equipment held for sale	$(3,933)	$3	$(19,399)
Gain (loss) on sale of equipment-net of selling costs	39,310	35,809	(948)
Net gain (loss) on sale of leasing equipment	$35,377	$35,812	$(20,347)

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

Goodwill

Goodwill is tested for impairment at least annually on October 31st of each fiscal year or more frequently if events occur or circumstances indicate that the fair value of a reporting unit may be below its carrying value. Goodwill has been allocated to the Company’s reporting units.

In evaluating goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether further impairment testing is necessary. Among other relevant events and circumstances that affect the fair value of reporting units, the Company considers individual factors such as macroeconomic conditions, changes in its industry and the markets in which the Company operates, as well as its reporting units' historical and expected future financial performance. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then the quantitative goodwill impairment test is unnecessary. The quantitative goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit is less than its fair value, no impairment exists. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

The Company elected to perform the qualitative assessment for its evaluation of goodwill impairment during the year ended December 31, 2018 and concluded there was no impairment. Since inception through December 31, 2018, the Company has not recorded any goodwill impairment.

Intangible Assets

Intangible assets with finite useful lives such as acquired lease intangibles and customer relationships are initially recorded at fair value and are amortized over their respective estimated useful lives and subsequently reviewed for impairment whenever

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company has not recorded any impairment charges related to intangible assets for the years ended December 31, 2018, 2017, and 2016.

Revenue Recognition

Operating Leases with Customers

The Company enters into long-term leases and service leases with ocean carriers, principally as lessor in operating lease, for marine cargo equipment. Long-term leases provide Triton's customers with specified equipment for a specified term. The Company's leasing revenues are based upon the number of equipment units leased, the applicable per diem rate and the length of the lease. Long-term leases typically have initial contractual terms ranging from three to eight years. Revenues are recognized on a straight-line basis over the life of the respective lease. Advance billings are deferred and recognized in the period earned. Service leases do not specify the exact number of equipment units to be leased or the term that each unit will remain on-hire, but allow the lessee to pick-up and drop-off units at various locations specified in the lease agreement. Under a service lease, rental revenue is based on the number of equipment units on-hire for a given period. Revenue for customers considered to be non-performing is deferred and recognized when the amounts are received.

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

Debt Costs

Debt costs represent the fees incurred in connection with debt obligation arrangements. These costs are capitalized and amortized using the effective interest method or on a straight-line basis over the term of the related obligation, depending on the type of debt obligation to which they relate. Unamortized debt costs may be written off when the related debt obligations are refinanced or extinguished prior to maturity.

Derivative Instruments

The Company uses derivatives in the management of its interest rate exposure on its long-term borrowings. The Company records derivative instruments on its balance sheet at fair value and establishes criteria for both the designation and effectiveness of hedging activities.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has entered into interest rate swap agreements with certain financial institutions. The interest rate swap agreements require the Company to make payments to counterparties at fixed rates in return for receipts based upon variable rates indexed to the London Interbank Offered Rate (“LIBOR”).

Derivative instruments are designated or non-designated for hedge accounting purposes. The fair value of the derivative instruments is measured at each balance sheet date and is reflected on a gross basis on the consolidated balance sheets. The change in fair value of the derivative instruments designated as a cash flow hedge are recorded on the consolidated balance sheets in accumulated other comprehensive income (loss) and are re-classified to interest expense when realized. The change in fair value of non-designated derivative instruments is recorded in the consolidated statements of operations as unrealized loss (gain) on derivative instruments, net and are reclassified to realized loss (gain) on derivative instruments when realized.

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

The Company recognizes the effect of income tax positions which are more-likely-than-not of being sustained. If a position does not meet the more-likely-than-not criteria, the Company records a reserve against the tax position such that a tax benefit is recognized only in the amount that has a greater than 50% likelihood of being recognized. The full impact of any change in recognition or measurement of an uncertain tax position is reflected in the period in which such change occurs. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense.

Foreign Currency Translation and Remeasurement

The Company uses U.S. dollar as its reporting currency. The net assets and operations of foreign subsidiaries included in the consolidated financial statements are attributable primarily to the Company's U.K. subsidiary. The accounts of this subsidiary have been converted at rates of exchange in effect at year end as to balance sheet accounts and at the historical weighted average of exchange rates for the statements of operations accounts. The effects of changes in exchange rates in translating foreign subsidiaries' financial statements are included in shareholders' equity as accumulated other comprehensive (loss) income.

The Company also has certain cash accounts, certain finance lease receivables and certain obligations that are denominated in currencies other than the Company's functional currency. These assets and liabilities are generally denominated in euros or British pounds, and are remeasured at each balance sheet date at the exchange rates in effect as of those dates. The impact of changes in exchange rates on the remeasurement of assets and liabilities are included in administrative expenses on the consolidated statements of operations. Transaction losses were $1.0 million for the year ended December 31, 2018 and were immaterial for the years ended December 31, 2017 and 2016.

Share-based Compensation

The Company measures and recognizes share-based awards granted to employees based on estimated fair values. Share-based awards may be subject to forfeiture if certain employment conditions are not met. The Company does not estimate forfeitures in its expense calculations as forfeiture history has been minor. Time based awards are measured at the grant date and are recognized as compensation expense over the employee's requisite service period, generally the vesting period of the equity award, on a straight-line basis. Performance-based awards are recognized as compensation expense when satisfaction of the performance condition is considered probable.

Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to shareholders by the weighted average number of common shares outstanding for the period. Any potential issuance of common shares, including those that are contingent and do not participate in dividends, are excluded from the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that would occur if securities exercisable or convertible into common shares were exercised or converted into common shares, utilizing the treasury share method.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company excluded 207,991, nil, and 169,403 of anti-dilutive restricted common shares from its calculation of diluted earnings per share for the years ended December 31, 2018, 2017, and 2016.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Receipts
and Cash Payments. The updated amendment provides guidance as to where certain cash flow items are presented, including debt prepayment or debt extinguishment costs and proceeds from the settlement of insurance claims. The Company adopted the standard on January 1, 2018. The adoption of this ASU did not have an impact on the consolidated financial statements since none of the cash flow items specified in the guidance changed the Company's presentation in the consolidated statement of cash flows.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The Company adopted this guidance on January 1, 2018 using the retrospective approach. As a result, the Company recorded an increase of $43.8 million in net cash provided by financing activities for the year ended December 31, 2017 and an increase of $31.4 million used in financing activities for the year ended December 31, 2016 related to presentation changes of its restricted cash balance from financing activities to the cash, cash equivalents and restricted cash balance within the consolidated statements of cash flows.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions, or award classification and would not be required if the changes are considered non-substantive. The Company adopted the standard on January 1, 2018 on a prospective basis. The adoption of this ASU did not have an impact on the consolidated financial statements since the Company did not modify its share-based payment awards since adoption of the standard.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows a reclassification from accumulated other comprehensive income to accumulated earnings for tax effects resulting from the Tax Cuts and Jobs Act (the “Act”) and requires certain new disclosures. ASU 2018-02 will be effective for the Company for fiscal years beginning after December 15, 2018, with early adoption permitted. The update should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. The Company elected to adopt this ASU on January 1, 2018 by making a one-time reclassification in the period of change of stranded tax effects from accumulated other comprehensive income to accumulated earnings related to the change in tax rates resulting from the Act. The reclassified amount of $3.0 million represents the difference between the amount initially recorded directly to accumulated other comprehensive income at the previously enacted U.S. federal corporate income tax rate as of December 31, 2017 and the amount that would have been recorded directly to accumulated other comprehensive income as of December 31, 2017 by using the newly enacted U.S. federal corporate income tax rate.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this ASU add various Securities and Exchange Commission (“SEC) paragraphs pursuant to the issuance of SEC Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”). The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Act are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. The Company recorded the effects of the change in the tax law pursuant to SAB
118 as of December 31, 2017. The Company adopted the standard on January 1, 2018. There were no updates to the amounts recorded as of December 31, 2017 during 2018.

Recently Issued Accounting Standards Updates

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and subsequently issued amendments thereto, that replaced existing lease accounting guidance. The accounting standard will require lessees to recognize a right of use (“ROU”) asset and a corresponding lease liability on their balance sheets. The accounting that will be applied by lessors under ASC 842 is largely unchanged from previous GAAP. The majority of the Company’s leases with its customers will continue to be classified as operating leases. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and ASC 606, Revenue from Contracts with Customers.

The Company plans to adopt the standard on its effective date of January 1, 2019 through a cumulative-effect adjustment.  Additionally, the Company will elect the “package of practical expedients” which provides: (1) An entity need not reassess whether any expired or existing contracts are or contain leases; (2) An entity need not reassess the lease classification for any expired or existing leases; and (3) An entity need not reassess initial direct costs for any existing leases. Furthermore, the Company will elect the optional transition method and continue to apply the guidance in ASC 840, including its disclosure requirements, in the comparative periods.

On adoption, the Company expects to recognize a lease liability of approximately $10.5 million based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases and corresponding ROU assets of approximately $9.0 million. The Company expects to elect the short-term lease recognition exemption whereby a lease liability and corresponding ROU asset will not be recognized when leases, at the commencement date, have a lease term of 12 months or less.

The Company has assessed the requirements from both a lessee and lessor perspective and concluded the adoption of this standard will not have a significant impact on the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance affects trade receivables and net investments in leases and requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectability. The new guidance will be effective for fiscal years and interim periods beginning after December 15, 2019 and early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Different components of the guidance require modified retrospective and/or prospective adoption. Based on the composition of the Company's receivables, current market conditions and historical credit loss activity, the Company does not expect the adoption of this ASU to have a significant impact on the consolidated financial statements.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In August 2017, FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 changes the recognition and presentation requirements of hedge accounting, including: eliminating the requirement to separately measure and report hedge ineffectiveness; and presenting all items that affect earnings in the same income statement line item as the hedged item. The ASU also provides new alternatives for: applying hedge accounting to additional hedging strategies; measuring the hedged item in fair value hedges of interest rate risk; reducing the cost and complexity of applying hedge accounting by easing the requirements for effectiveness testing, hedge documentation and application of the critical terms match method; and reducing the risk of material error correction if a company applies the shortcut method inappropriately. The Company plans to adopt the standard on its effective date of January 1, 2019 and will apply the modified retrospective approach upon adoption. The Company has evaluated the impact of this ASU and concluded the adoption of this standard will not have a significant impact on the consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements. The amendments in this ASU represent changes to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification (ASC). The transition and effective date guidance are based on the facts and circumstances of each amendment. Some of the amendments do not require transition guidance and will be effective upon issuance. However, many of the amendments in this ASU do have transition guidance with effective dates for annual periods beginning after December 15, 2018. The Company does not expect the adoption of this ASU to have a significant impact on the consolidated financial statements.

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

Fair Value of Debt

The Company does not measure debt, net of unamortized debt costs, at fair value in its consolidated balance sheets. The fair value was measured using Level 2 inputs and the carrying value and fair value are summarized in the following table (in thousands):

	December 31, 2018	December 31, 2017
Liabilities
Total Debt - carrying value(1)	$7,595,922	$6,986,333
Total Debt - fair value	$7,559,063	$6,991,537

(1)
Excludes unamortized debt costs of $44.9 million and $40.6 million, purchase price debt adjustments of $16.3 million and $27.5 million, and unamortized debt discounts of $5.3 million and $6.5 million as of December 31, 2018 and 2017, respectively.

Fair Value of Equipment Held for Sale

The Company’s equipment held for sale fair value is measured using Level 2 inputs and is based on recent sales prices and other factors. Equipment held for sale is recorded at the lower of fair value, less costs to sell, or carrying value and an impairment charge is recorded when the carrying value of the asset exceeds its fair value. The following table summarizes the portion of the Company’s equipment held for sale measured at fair value and the cumulative impairment charges recorded to net gain (loss) on sale of leasing equipment through the periods summarized below (in thousands):

	December 31, 2018	December 31, 2017
Assets
Equipment held for sale - assets at fair value(1)	$5,750	$6,104
Cumulative impairment charges(2)	$(1,846)	$(2,242)

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

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recognized net impairment charges of $3.9 million for the year ended December 31, 2018, an immaterial net impairment reversal for the year ended December 31, 2017, and net impairment charges of $19.4 million for the year ended December 31, 2016.

Fair Value of Derivative Instruments

The Company has elected to use the income approach to value its interest rate swap and cap agreements, using Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted). The Level 2 inputs for the interest rate swap and cap valuations are inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR and swap rates, basis swap adjustments and credit risk at commonly quoted intervals).

The fair value of derivative instruments on its consolidated balance sheets as of December 31, 2018 and December 31, 2017 were as follows (in thousands):

	Asset Derivatives		Liability Derivatives
Derivative Instrument	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Interest rate cap and swap contracts, designated	$10,531	$3,554	$10,966	$2,503
Interest rate swap contracts, not designated	3,392	3,822	—	—
Total derivatives	$13,923	$7,376	$10,966	$2,503

Fair Value of Other Assets and Liabilities

Cash and cash equivalents, restricted cash, accounts receivable, equipment purchases payable, and accounts payable carrying value amounts approximate fair values because of the short-term nature of these instruments. The Company’s other financial and non-financial assets, which include leasing equipment, net investment in finance leases, intangible assets and goodwill, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required and the Company determines that these other financial and non-financial assets are impaired after completing an evaluation, these assets would be written down to their fair value.

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

Intangible assets acquired are comprised of a lease intangible for leases acquired with lease rates that were above market and a customer intangible related to the chassis and tank customer lists acquired. The following table summarizes the intangible assets amortization as of December 31, 2018 (in thousands):

Years ending December 31,	Above market lease intangibles	Customer intangibles (1)	Total intangible assets
2019	$36,760	$758	$37,518
2020	22,491	—	22,491
2021	16,549	—	16,549
2022	10,497	—	10,497
2023	4,657	—	4,657
2024 and thereafter	1,971	—	1,971
Total	$92,925	$758	$93,683

(1)	Customer intangibles are included in other assets on the consolidated balance sheets.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company incurred transaction and other costs related to the Merger which are included in transaction and other costs on the consolidated statements of operations.

Note 5—Restricted Cash

The components of restricted cash as of December 31, 2018 and December 31, 2017 were as follows (in thousands):

	December 31, 2018	December 31, 2017
Collection accounts	$20,873	$23,676
Trust accounts	6,174	14,601
Other restricted cash accounts	83,542	55,863
Total restricted cash	$110,589	$94,140

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

Trust accounts

Pursuant to certain debt agreements, cash is transferred from the Collection Accounts to separate accounts (the “Trust Accounts”). The Trust Accounts are maintained by the Company on behalf of certain asset-backed noteholders. The cash in the Trust Accounts is used to pay related Asset-Backed Securitization ("ABS") debt service and related expenses. After such payments, any remaining cash in these accounts is transferred to certain unrestricted bank accounts of the Company and is included in cash and cash equivalents on the consolidated balance sheets.

Other restricted cash accounts

Pursuant to certain asset-backed debt agreements, cash is transferred to separate accounts on a monthly basis in order to maintain an amount equal to projected interest expense for a specified number of months.

Note 6—Debt

Debt consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Institutional notes	$2,198,200	$2,381,000
Asset-backed securitization term notes	3,063,821	2,384,926
Term loan facilities	1,543,375	1,701,998
Asset-backed securitization warehouse	340,000	110,000
Revolving credit facilities	375,000	305,000
Capital lease obligations	75,526	103,409
Total debt outstanding	7,595,922	6,986,333
Debt costs	(44,889)	(40,636)
Unamortized debt premiums & discounts	(5,293)	(6,456)
Unamortized fair value debt adjustment	(16,308)	(27,516)
Debt, net of unamortized debt costs	$7,529,432	$6,911,725

The Company is subject to certain financial covenants under its debt agreements. The agreements remain the obligations of the respective subsidiaries, and all related debt covenants are calculated at the subsidiary level. As of December 31, 2018 and 2017, the Company was in compliance with all financial covenants in accordance with the terms of its debt agreements.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2018, the Company had $4,598.5 million of total debt outstanding on facilities with fixed interest rates. These fixed rate facilities had a contractual weighted average interest rate of 4.24%, are scheduled to mature between 2019 and 2029, and had a weighted average remaining term of 3.9 years as of December 31, 2018.

As of December 31, 2018, the Company had $2,997.4 million of total debt outstanding on facilities with interest rates based on floating rate indices (primarily LIBOR). These floating rate facilities had a contractual weighted average interest rate of 4.23%, are scheduled to mature between 2019 and 2025, and had a weighted average remaining term of 3.7 years as of December 31, 2018.

The Company hedges the risks associated with fluctuations in interest rates on a portion of its floating rate borrowings by entering into interest rate swap agreements that convert a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of December 31, 2018, the Company had interest rate swaps in place with a notional amount of $1,565.6 million to fix the floating interest rates on a portion of its floating rate debt obligations, with a weighted average fixed leg interest rate of 2.24% and a weighted average remaining term of 4.4 years. Including the impact of the Company's interest rate swaps, the contractual weighted average interest rate on its floating rate facilities was 4.08% as of December 31, 2018.

As of December 31, 2018, the Company had $6,164.1 million of total debt with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap contracts. This accounts for 81% of total debt. These facilities had a contractual weighted average interest rate of 4.17% and a weighted average remaining term of 4.1 years as of December 31, 2018.

Overall, the Company's total debt had a contractual weighted average interest rate of 4.18% as of December 31, 2018, including the impact of the swap contracts.

The Company recorded $6.1 million, $7.0 million, $0.1 million of debt termination expense for the years ended December 31, 2018, 2017 and 2016, respectively.

Debt Facilities

Effective April 1, 2017, both TCIL and TAL obtained the necessary consents from lenders and noteholders to appoint TCIL as manager of all of TAL’s container fleet including those containers in special purpose entities of TAL.

Institutional Notes

In accordance with the institutional note agreements, interest payments on the Company's institutional notes are due semi-annually. Institutional note maturities typically range from 7 - 12 years, with level principal payments due annually following an interest-only period. The Company's institutional notes are pre-payable (in whole or in part) at the Company's option at any time, subject to certain provisions in the note agreements, including the payment of a make-whole premium in respect to such prepayment. These facilities provide for an advance rate against the net book values of designated eligible equipment generally in the range from 83% to 85%. These institutional notes had a contractual weighted average interest rate of 4.71% as of December 31, 2018 and are scheduled to mature between 2020 and 2029.

Asset-Backed Securitization Term Notes

Under the Company’s ABS facilities, indirect wholly-owned subsidiaries of the Company issue asset-backed notes. The issuance of asset-backed notes is the primary business objective of those subsidiaries. The facilities are intended to be bankruptcy remote so that such assets are not available to creditors of the Company or its affiliates until and unless the related secured borrowings have been fully discharged. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings.

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

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

These ABS term notes had a contractual weighted average interest rate of 3.96% as of December 31, 2018 and are scheduled to mature between 2022 and 2028.

During the year ended December 31, 2018, the Company completed offerings of the following Class A and B fixed rate asset-backed notes:

Date Completed	Total Offering	Contractual Weighted Average Interest Rate	Scheduled Maturity
March 20, 2018	$450.0 million	3.99%	March 20, 2028
June 20, 2018	$367.9 million	4.23%	June 20, 2028
August 9, 2018	$260.6 million	3.67%	August 21, 2023

On September 14, 2018, the Company extinguished a term note and paid the remaining balance of $4.7 million.

Term Loan Facilities

The term loan facilities amortize in monthly or quarterly installments. These facilities provide for an advance rate against the net book values of designated eligible equipment generally in the range from 79% to 83%. These term loan facilities had a contractual weighted average interest rate of 4.07% as of December 31, 2018, and are scheduled to mature between 2019 and 2023.

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

On November 30, 2018, the Company entered into a new term loan of $1.0 billion. The term loan has a contractual interest rate of LIBOR plus 1.50% and a scheduled maturity date of November 30, 2023. Concurrently, the Company utilized proceeds from the new term loan to extinguish three term loans with total outstanding balances of $682.3 million.

On December 27, 2018, the Company extinguished a term loan and paid the outstanding balance of $155.6 million.
Asset-Backed Securitization Warehouse Facilities

Under the Company’s ABS warehouse facilities, indirect wholly-owned subsidiaries of the Company issue asset-backed notes. The issuance of asset-backed notes is the primary business objective of those subsidiaries. The facilities are intended to be bankruptcy remote so that such assets are not available to creditors of the Company or its affiliates until and unless the related secured borrowings have been fully discharged. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings.

The Company's ABS warehouse facilities have a maximum combined borrowing capacity of $900.0 million as of December 31, 2018. A borrowing capacity of $400.0 million is available on a revolving basis until September 28, 2020, after which any borrowings would convert to term notes with a maturity date of September 20, 2024. This facility has a contractual interest rate of one-month LIBOR plus 1.85% margin until the conversion date when it would have a contractual interest rate of one-month LIBOR plus 2.85%.

During the revolving period, the borrowing capacity under the facilities is determined by applying an advance rate against the net book values of designated eligible equipment. The advance rate for these facilities is 81%. The net book values for purposes of calculating eligible equipment is determined according to the related debt agreement and may be different than those calculated per U.S. GAAP. The Company is required to maintain restricted cash balances on deposit in designated bank accounts equal to three to five months of interest expense.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On August 20, 2018, the Company terminated a warehouse facility. There was no outstanding balance at the date of termination.

On December 13, 2018, the Company entered into an ABS warehouse facility with a borrowing capacity of $500.0 million. The facility is available on a revolving basis until December 13, 2021 paying interest at LIBOR plus 1.75%, after which any borrowings would convert to term notes with a maturity date of December 15, 2025 paying interest at LIBOR plus 2.85%.

As of December 31, 2018, the ABS warehouse facilities had a contractual weighted average interest rate of 4.22%.

Revolving Credit Facilities

The Company's revolving credit facilities have a maximum borrowing capacity of $1,235.0 million. These facilities provide for an advance rate against the net book values of designated eligible equipment. The approximate average advance rate for the two facilities is 83%. The revolving credit facilities had a contractual weighted average interest rate of 4.48% as of December 31, 2018 and are scheduled to mature between 2022 and 2023.

On May 8, 2018, the Company increased its credit limit on one of its revolving credit facilities from $1,025.0 million to $1,125.0 million. This revolving credit facility’s contractual interest rate remained at one-month LIBOR plus 2.00%.

On September 28, 2018, the Company entered into a new $110.0 million revolving credit facility. This facility has an interest rate of one-month LIBOR plus 1.85% and a scheduled maturity date of September 28, 2023.

On December 20, 2018, the Company terminated a revolving credit facility by paying off the remaining principal plus accrued interest balance of $45.1 million.

Debt maturities excluding capital lease obligations (in thousands):

Years ending December 31,
2019	$964,278
2020	825,737
2021	812,325
2022	1,707,174
2023	1,476,092
2024 and thereafter	1,734,790
Total	$7,520,396

Capital Lease Obligations

The Company has entered into a series of capital lease transactions with various financial institutions to finance chassis and containers. Each lease is accounted for as a capital lease, with interest expense recognized on a level yield basis over the period preceding early purchase options, if any, which is generally 3 to 10 years from the transaction date. These agreements have fixed interest rates ranging from 3.60% to 4.93%, and mature between 2019 and 2024.

At December 31, 2018, future lease payments under these capital leases were as follows (in thousands):

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ending December 31,
2019	$11,210
2020	10,766
2021	10,766
2022	10,766
2023	18,734
2024 and thereafter	23,925
Total future payments	86,167
Less: amount representing interest	(10,641)
Capital lease obligations	$75,526

Note 7—Derivative Instruments

Interest Rate Swaps / Caps

The Company has entered into interest rate swap and cap agreements to manage interest rate risk exposure. Interest rate swap agreements are utilized to limit the Company's exposure to interest rate risk by converting a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the lives of the agreements without an exchange of the underlying principal amounts. The counterparties to the Company's interest rate swap agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of the interest rate swap agreements, the Company's exposure is limited to the interest rate differential on the notional amount at each monthly settlement period over the life of the agreements. The Company does not anticipate any non-performance by the counterparties. Substantially all of the assets of certain indirect, wholly owned subsidiaries of the Company have been pledged as collateral for the underlying indebtedness and the amounts payable under the interest rate swap agreements for each of these entities. In addition, certain assets of the Company's subsidiaries, are pledged as collateral for various credit facilities and the amounts payable under certain interest rate swap agreements.

On January 18, 2018, the Company entered into an interest rate cap agreement for a total notional amount of $400.0 million. The agreement is amortizing over a one-year term. The Company has designated this interest rate cap agreement as a cash flow hedge for accounting purposes.

During the year ended December 31, 2018, the Company entered into the following interest rate swaps:

Date Completed	Notional Amount	Indexed To	Scheduled Maturity
September 5, 2018	$257.6 million	3 month LIBOR	August 20, 2023
September 21, 2018	$100.0 million	1 month LIBOR	September 28, 2025
September 21, 2018	$200.0 million	1 month LIBOR	September 30, 2025

During the year ended December 31, 2018, the Company canceled the following interest rate swaps:

Date Canceled	Notional Amount	Funds Received
December 20, 2018	$50.0 million	$0.2 million

As of December 31, 2018, the Company had interest rate swap and cap agreements in place to fix or limit the floating interest rates on a portion of the borrowings under its debt facilities summarized below:

Derivatives	Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Cap Rate	Weighted Average Remaining Term
Interest Rate Swap	$1,565.6 million	2.24%	n/a	4.4 years
Interest Rate Cap	$381.7 million	n/a	2.90%	0.1 years

The following table represents pre-tax amounts in accumulated other comprehensive (loss) related to interest rate swap agreements expected to be recognized in income over the next twelve months (in thousands):

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2018
Unrealized gain (loss) on derivative instruments designated as cash flow hedges	$9,199
Net gain (loss) on terminated derivative instruments designated as cash flow hedges	631

The following table summarizes the impact of derivative instruments on the consolidated statements of operations and the consolidated statements of comprehensive income (loss) (in thousands):

	Financial statement caption	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Derivative instrument
Non-designated derivative instruments	Realized (gain) loss on derivative instruments, net	$(2,072)	$900	$3,438
Non-designated derivative instruments	Unrealized (gain) loss on derivative instruments, net	430	(1,397)	(4,405)
Designated derivative instruments	Other comprehensive loss (income)	2,119	641	(46,917)
Designated derivative instruments	Interest and debt (income) expense	(6,780)	611	1,200

Note 8—Net Investment in Finance Leases

The following table represents the components of the net investment in finance leases (in thousands):

	December 31, 2018	December 31, 2017
Future minimum lease payment receivable(1)	$574,422	$283,374
Estimated residual receivable	107,598	64,560
Gross finance lease receivables	682,020	347,934
Unearned income(2)	(203,955)	(52,043)
Net investment in finance leases(3)	$478,065	$295,891

(1)
At the inception of the lease, the Company records the total minimum lease payments net of executory costs, if any. The gross finance lease receivable is reduced as billed to the customer and reclassified to accounts receivable until paid. There were no executory costs included in gross finance lease receivables as of December 31, 2018 and 2017.

(2)
The difference between the gross finance lease receivable and the fair value of the equipment at the lease inception is recorded as unearned income. Unearned income together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of December 31, 2018 and 2017.

(3)
As of December 31, 2018, three major customers represented 50%, 24% and 13% of the Company's finance lease portfolio. As of December 31, 2017, two major customers represented 46% and 28% of the Company's finance lease portfolio. No other customer represented more than 10% of the Company's finance lease portfolio in each of those years.

Contractual maturities of the Company’s gross finance lease receivables subsequent to December 31, 2018 are as follows (in thousands):

Years ending December 31,
2019	$109,184
2020	119,197
2021	84,266
2022	78,327
2023	60,528
2024 and thereafter	230,518
Total	$682,020

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

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Share-Based Compensation and Other Equity Matters

2016 Triton Plan

On July 8, 2016, the Company’s 2016 Equity Incentive Plan (“2016 Equity Plan”) became effective. The 2016 Equity Plan provides for the granting of service-based and performance-based restricted shares to executives, employees and directors. The maximum aggregate number of shares that may be issued under the 2016 Equity Plan is initially 5,000,000 common shares. Any awards issued under the 2016 Equity Plan that are forfeited by the participant, will become available for future grant under the 2016 Equity Plan.

The following table summarizes the Company’s restricted share activity for the year ended December 31, 2018:

	Number of Shares Outstanding	Weighted Average Fair Value
Non-vested balance at December 31, 2017	752,014	$16.10
Shares granted	360,846	28.23
Shares vested(1)	(201,510)	18.21
Shares forfeited	(5,855)	29.17
Non-vested balance at December 31, 2018	905,495	$20.38

(1)	Plan participants tendered 44,626 common shares to satisfy income tax withholding obligations. These shares were subsequently retired by the Company.

Additional shares may be granted based upon the satisfaction of certain performance criteria.

The share-based compensation expense for the years ended December 31, 2018, 2017 and 2016 included in administrative expenses on the consolidated statements of operations was $9.0 million, $5.6 million, and $5.4 million, respectively. Included in the expense are certain performance-based share expense where achievement of the performance condition was deemed probable.

As of December 31, 2018, the total unrecognized compensation costs related to restricted shares is approximately $7.0 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 1.6 years.

On September 7, 2016, the Company approved the grants of 47,075 restricted shares to non-employee directors at a fair value of $14.55 per share that vested immediately. On May 10, 2017, the Company approved the grants of 38,675 restricted shares to directors at a fair value of $28.04 per share that vested immediately. On May 2, 2018, the Company approved the grants of 39,320 restricted shares to directors at a fair value of $31.85 per share that vested immediately.

All TCIL share counts in the following descriptions have been retroactively converted to reflect the share exchange ratios of 0.80 for TCIL related to the Merger.

TCIL Restricted Shares

On July 8, 2016, TCIL issued 113,942 restricted shares at a fair value of $13.68 per share. The Company recognized $0.5 million of compensation costs which are included in transaction and other costs on the consolidated statements of operations for the year ended December 31, 2016. These unvested TCIL restricted shares converted to Triton restricted shares upon the Merger.

TAL Stock Based Compensation Plan

TAL’s previously existing stock-based compensation plans consisted of the 2005 Management Omnibus Incentive Plan and the 2014 Equity Incentive Plan. The TAL restricted shares granted in 2014 and 2015 vested on July 12, 2016 upon the closing of the Merger and were included in the purchase price consideration. TAL granted 140,000 restricted shares in January 2016 that were converted to Triton restricted shares upon the Merger.

TCIL Share Options

TCIL adopted a share-based compensation plan (the “Option Plan”) for the benefit of certain executives of TCIL and its consolidated subsidiaries effective May 23, 2011.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of the Merger, TCIL settled and canceled all vested and unvested market based options for fully vested Class A and B common shares. There was no compensation costs related to options for the years ended December 31, 2018 and 2017. The Company recognized $2.3 million compensation costs reported as transaction and other costs on the consolidated statements of operations for the year ended December 31, 2016 related to options granted during the years 2011 through 2013 and the settlement and cancellation.

TCIL Non-Employee Director Equity Plan

On July 12, 2016, 26,058 of restricted Class A common shares that were issued to participants of the non-employee director equity plan, became fully vested and the remaining unamortized compensation costs of $0.4 million was expensed and recorded in transaction and other costs on the consolidated statements of operations.

There was no compensation expense related to the TCIL non-employee director equity plan during the year ended December 31, 2018 and 2017. For the year ended December 31, 2016, compensation expense of $0.3 million was included in administrative expenses on the consolidated statements of operations.

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

During the year ended December 31, 2018, the Company repurchased 1,853,148 common shares at an average price per-share of $31.34 for a total of $58.1 million. As of December 31, 2018, $141.9 million remains available for common share repurchases.

The changes in the Company's common shares and treasury shares during the years ending December 31, 2018, 2017 and 2016 are shown in the table below:

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Class A Common Shares(1)	Class B Common Shares (1)	Common Shares	Treasury Shares
Balance as of January 1, 2016	35,628,585	4,800,000	—	—
Share-based compensation	140,237	—	465,097	—
Settlement of liability classified service-based share options	517,912	—	—	—
Share repurchase to settle shareholder tax obligations	(232,715)	—	(14,290)	—
Redemption / Cancellation of common shares	(32,536)	—	(230,857)	—
Issuance and conversion of Triton shares due to Merger	(36,021,483)	(4,800,000)	74,156,075	—
Balance as of December 31, 2016	—	—	74,376,025	—
Issuance of common shares	—	—	6,152,500	—
Share-based compensation	—	—	161,194	—
Share repurchase to settle shareholder tax obligations	—	—	(1,962)	—
Balance as of December 31, 2017	—	—	80,687,757	—
Share-based compensation	—	—	200,341	—
Share repurchase to settle shareholder tax obligations	—	—	(44,626)	—
Repurchase of common shares	—	—	—	(1,853,148)
Balance as of December 31, 2018	—	—	80,843,472	(1,853,148)

(1)     As a result of the Merger transaction completed on July 12, 2016, all Class A and B common shares held by TCIL shareholders were exchanged for Triton common shares at a 0.80 ratio, and therefore, the historical number of shares, options, and per share amounts were retroactively adjusted.

Dividends

The Company paid the following quarterly dividends during the years ended December 31, 2018, 2017, and 2016 on its issued and outstanding common shares adjusted for the effects of the Merger:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
December 3, 2018	December 20, 2018	$41.0 Million	$0.52
September 4, 2018	September 25, 2018	$41.6 Million	$0.52
June 1, 2018	June 22, 2018	$41.6 Million	$0.52
March 12, 2018	March 28, 2018	$36.0 Million	$0.45
December 1, 2017	December 22, 2017	$36.0 Million	$0.45
September 1, 2017	September 22, 2017	$33.2 Million	$0.45
June 1, 2017	June 22, 2017	$33.2 Million	$0.45
March 20, 2017	March 30, 2017	$33.2 Million	$0.45
December 2, 2016	December 22, 2016	$33.2 Million	$0.45
September 8, 2016	September 22, 2016	$33.3 Million	$0.45
July 8, 2016(1)	July 11, 2016	$18.3 Million	$0.45
__________________________________________

(1)	This dividend was prior to the Merger and represents TCIL dividend payments only.

Accumulated Other Comprehensive Income (Loss)

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the components of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2015	$—	$(3,666)	$(3,666)
Change in derivative instruments designated as cash flow hedges	30,405	—	30,405
Reclassification of loss on derivative instruments designated as cash flow hedges	777	—	777
Foreign currency translation adjustment	—	(758)	(758)
Other comprehensive income (loss)	31,182	(758)	30,424
Balance as of December 31, 2016	$31,182	$(4,424)	$26,758
Change in derivative instruments designated as cash flow hedges	(407)	—	(407)
Reclassification of loss on derivative instruments designated as cash flow hedges	440	—	440
Foreign currency translation adjustment	—	151	151
Other comprehensive income (loss)	33	151	184
Balance as of December 31, 2017	$31,215	$(4,273)	$26,942
Change in derivative instruments designated as cash flow hedges	(3,933)	—	(3,933)
Reclassification of gain on derivative instruments designated as cash flow hedges	(5,210)	—	(5,210)
Tax reclassifications to accumulated earnings for the adoption of ASU 2018-02	(3,029)	—	(3,029)
Foreign currency translation adjustment	—	(207)	(207)
Other comprehensive income (loss)	(12,172)	(207)	(12,379)
Balance as of December 31, 2018	$19,043	$(4,480)	$14,563

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss) (in thousands):

	Amounts Reclassified From Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Consolidated Statements of Operations
	December 31, 2018	December 31, 2017	December 31, 2016
Amounts reclassified from Accumulated other comprehensive (loss) before income tax	$(6,780)	$611	$1,200	Interest and debt expense
Income tax (benefit)	1,570	(171)	(423)	Income tax expense
Amounts reclassified from Accumulated other comprehensive (loss), net of tax	$(5,210)	$440	$777	Net income

Note 10—Non-Controlling Interests

The members of Triton Container Investments LLC, (“TCI”) have made varying capital contributions with respect to investments in eleven different groups of containers, each referred to as a “Tranche”. Pursuant to the terms of TCI’s limited liability company operating agreement (the “Operating Agreement”), TCI’s assets, liabilities and results of operations are allocated by Tranche to those members who invested in each Tranche.

As further provided in the Operating Agreement, TCI allocates all profits and losses, and may make periodic distributions, to its members. Such distributions were subject to restrictions contained in its various debt agreements.

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

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

TCIL, a wholly owned subsidiary of the Company, contributed more than 50% of TCI’s consolidated members’ capital and controls TCI’s operations as its manager and therefore, TCI is consolidated into the Company. While TCIL, as manager, is limited by the Operating Agreement and cannot take certain actions that are inconsistent with the purpose of TCI, the TCI investors do not have the substantive ability to dissolve TCI or otherwise remove TCIL as manager without cause and do not have substantive participating rights.

Non-controlling interests included in the Company’s consolidated financial statements are comprised of (i) the amount of the initial investment made by the TCI investors, plus or minus (ii) the profits and/or losses allocated to the TCI investors pursuant to the terms of the Operating Agreement, plus or minus (iii) additional cash contributions made by and/or cash distributions received by the TCI investors. The income allocated to the TCI investors is determined based on a formula contained in the Operating Agreement and amounts allocated to non-controlling interests will vary based on the operating performance of the containers and the sale proceeds from the containers once the containers are retired from the fleet. Consolidated income tax expense is calculated based upon income attributable to the Company and, accordingly excludes income tax on the income attributable to the TCI investors, which is the responsibility of the owners of such interests. The Company held membership interests in TCI representing 56.0% and 55.6% of TCI’s total members’ capital as of December 31, 2018 and 2017, respectively.

Note 11—Segment and Geographic Information

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

The following tables summarizes our segment information and the consolidated totals reported (in thousands):

As of and for the Year Ended December 31, 2018	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$1,346,031	$4,272	$1,350,303
Trading margin	—	18,921	18,921
Net gain on sale of leasing equipment	35,377	—	35,377
Depreciation and amortization expense	544,167	971	545,138
Interest and debt expense	321,290	1,441	322,731
Realized (gain) loss on derivative instruments, net	(2,066)	(6)	(2,072)
Income (loss) before income taxes(1)	416,270	17,563	433,833
Equipment held for sale	46,968	19,485	66,453
Goodwill	220,864	15,801	236,665
Total assets	10,224,421	45,592	10,270,013
Purchases of leasing equipment and investments in finance leases(2)	1,603,507	—	1,603,507

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Year Ended December 31, 2017	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$1,160,196	$3,321	$1,163,517
Trading margin	—	4,184	4,184
Net gain on sale of leasing equipment	35,812	—	35,812
Depreciation and amortization expense	500,099	621	500,720
Interest and debt expense	280,909	1,438	282,347
Realized (gain) loss on derivative instruments, net	900	—	900
Income (loss) before income taxes(1)	262,574	3,254	265,828
Equipment held for sale	31,534	11,661	43,195
Goodwill	220,864	15,801	236,665
Total assets	9,534,330	43,295	9,577,625
Purchases of leasing equipment and investments in finance leases(2)	1,562,863	—	1,562,863

As of and for the Year Ended December 31, 2016(3)	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$827,111	$1,583	$828,694
Trading margin	—	618	618
Net gain on sale of leasing equipment	(20,347)	—	(20,347)
Depreciation and amortization expense	392,250	342	392,592
Interest and debt expense	183,377	637	184,014
Realized (gain) loss on derivative instruments, net	3,438	—	3,438
Income (loss) before income taxes(1)	(6,302)	(3,795)	(10,097)
Equipment held for sale	81,804	18,059	99,863
Goodwill	220,864	15,801	236,665
Total assets	8,660,786	52,785	8,713,571
Purchases of leasing equipment and investments in finance leases(2)	629,176	156	629,332

(1)
Segment income (loss) before income taxes excludes unrealized loss on interest rate swaps of $0.4 million for the years ended December 31, 2018, and unrealized gain of $1.4 million and $4.4 million, for the years ended December 31, 2017 and 2016, respectively, and debt termination expense of $6.1 million, $7.0 million, and $0.1 million for the years ended December 31, 2018, 2017, and 2016, respectively.

(2)
Represents cash disbursements for purchases of leasing equipment and investments in finance lease as reflected in the consolidated statements of cash flows for the periods indicated, but excludes cash flows associated with the purchase of equipment held for resale.

(3)	Prior to the Merger, all income and assets were attributed to the Equipment leasing segment.

There are no intercompany revenues or expenses between segments; certain administrative expenses are allocated between segments based on an estimate of services provided. A portion of the Company's equipment purchased for resale was purchased through certain sale-leaseback transactions with its shipping line customers. Due to the expected longer term nature of these transactions, these purchases are reflected as leasing equipment as opposed to equipment held for sale and the cash flows associated with these transactions are reflected as purchases of leasing equipment and proceeds from the sale of equipment in investing activities in the Company's consolidated statements of cash flows.

Geographic Segment Information

The Company generates the majority of its leasing revenues from international containers which are deployed by its customers in a wide variety of global trade routes. The majority of the Company's leasing related revenue is denominated in U.S. dollars.

The following table summarizes the geographic allocation of equipment leasing revenues for the years ended December 31, 2018, 2017, and 2016 based on customers' primary domicile (in thousands):

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Total equipment leasing revenues:
Asia	$553,928	$491,996	$397,500
Europe	630,031	518,598	334,118
Americas	124,885	111,558	58,945
Bermuda	2,988	1,745	464
Other International	38,471	39,620	37,667
Total	$1,350,303	$1,163,517	$828,694

Since the majority of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, all of the Company's long-lived assets are considered to be international.

The following table represents the geographic allocation of equipment trading revenues for the years ended December 31, 2018, 2017 and 2016 based on the location of the sale (in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016(1)
Total equipment trading revenues:
Asia	$18,536	$17,342	$7,410
Europe	21,211	8,383	4,439
Americas	34,167	7,747	3,082
Bermuda	—	22	—
Other International	9,125	3,925	1,487
Total	$83,039	$37,419	$16,418

(1)     Prior to the Merger on July 12, 2016, the Company had no equipment trading revenues.

Note 12—Income Taxes

The Company is a Bermuda exempted company. Bermuda does not impose a corporate income tax. The Company is subject to taxation in certain foreign jurisdictions on a portion of its income attributable to such jurisdictions. The two main subsidiaries of Triton are TCIL and TAL. TCIL is a Bermuda exempted company and therefore no income tax is imposed. However, a portion of TCIL’s income is subject to taxation in the U.S. and certain other foreign jurisdictions. TAL is a U.S. company and therefore is subject to taxation in the U.S.

Effects of the Tax Cuts and Jobs Act

U.S. income tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"), was enacted on December 22, 2017. Though certain key aspects of the law were recognized in accordance with ASC 740, Accounting for Income Taxes in 2017, other significant provisions were not effective and did not result in accounting effects for the Company until 2018.

The significant provisions that became effective and materially impacted the Company’s income taxes in 2018 include: an incremental tax (base erosion anti-abuse tax or BEAT) on excessive amounts paid to foreign related parties and limitations on the deductibility of named executive officer’s compensation. The impact on these provisions is recorded in the financial statements in 2018, consistent with the general principles of measurement and recognition of income taxes in accordance with ASC 740, Accounting for Income Taxes.

The following table sets forth the total income taxes for the periods indicated (in thousands):

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2018	December 31, 2017	December 31, 2016
Current taxes:
Bermuda	$—	$—	$—
U.S.	3,164	36	(80)
Foreign	1,072	839	841
	$4,236	$875	$761
Deferred taxes:
Bermuda	$—	$—	$—
U.S.	67,136	(94,079)	(709)
Foreign	(731)	(70)	(100)
	66,405	(94,149)	(809)
Total income taxes	$70,641	$(93,274)	$(48)
The components of income (loss) before income taxes for the periods indicated below were as follows (in thousands):

	December 31, 2018	December 31, 2017	December 31, 2016
Bermuda sources	$128,905	$134,849	$765
U.S. sources	288,386	125,799	(7,451)
Foreign sources	10,022	(396)	853
Income (loss) before income taxes	$427,313	$260,252	$(5,833)
The difference between the Bermuda statutory income tax rate and the effective tax rate on the consolidated statements of operations for the periods indicated below were as follows:

	December 31, 2018	December 31, 2017	December 31, 2016
Bermuda tax rate	—%	—%	—%
Change in enacted tax act	1.02%	(53.55)%	—%
U.S. income taxed at other than the statutory rate	14.67%	17.10%	41.68%
Effect of uncertain tax positions	0.07%	0.21%	(10.16)%
Foreign income taxed at other than the statutory rate	0.18%	0.10%	(4.15)%
Effect of permanent differences	0.28%	0.04%	(1.58)%
Other discrete items	0.31%	0.26%	(24.97)%
Effective income tax rate	16.53%	(35.84)%	0.82%

Deferred income tax assets and liabilities are comprised of the following (in thousands):

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2018	December 31, 2017
Deferred income tax assets:
Net operating loss carryforwards	$60,173	$197,089
Passive activity loss carryforwards	—	7
Allowance for losses	98	622
Derivative instruments	934	1,529
Deferred income	359	261
Accrued liabilities and other payables	3,875	631
Total gross deferred tax assets	65,439	200,139
Less: Valuation allowance	—	—
Net deferred tax assets	$65,439	$200,139

Deferred income tax liabilities:
Accelerated depreciation	$318,779	$382,961
Goodwill and other intangible amortization	2,981	2,141
Derivative instruments	2,306	790
Deferred income	19,294	27,347
Deferred partnership income (loss) (TCI)	967	1,134
Other	3,241	1,205
Total gross deferred tax liability	347,568	415,578
Net deferred income tax liability	$282,129	$215,439

The Company has not recorded a valuation allowance for deferred tax assets as of December 31, 2018 and December 31, 2017.
The Merger resulted in an ownership change under the Internal Revenue Code and certain state taxing authorities whereby federal net operating losses immediately prior to the Merger of $700 million will be subject to certain limitations. The Company does not expect such limitations to impact the ability to utilize net operating losses prior to their expiration.

In assessing the potential future realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, the Company believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2018.

Certain income taxes on unremitted earnings have not been reflected on the consolidated financial statements because such earnings are intended to be permanently reinvested in those jurisdictions. Such earnings and related withholding taxes are estimated to be approximately $60 million and $18 million, respectively, at December 31, 2018.

Net operating loss carryforwards for foreign income tax purposes of $280.1 million are available to offset future U.S. taxable income from 2019 through 2037.

The Company files income tax returns in several jurisdictions including the U.S. and certain U.S. states.

The following table summarizes unrecognized tax benefit amounts as follows (in thousands):

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2018	December 31, 2017
Beginning balance at January 1	$8,250	$7,777
Increase related to current year’s tax position	1,652	1,315
Lapse of statute of limitations	(1,367)	(898)
Foreign exchange adjustment	55	56
Ending balance at December 31	$8,590	$8,250

All unrecognized tax benefits as of December 31, 2018 will impact income tax expense when recognized, however, $7.2 million of the unrecognized tax benefit is expected to have no net impact on after-tax income as a result of offsetting reimbursements from third parties. It is reasonably possible that the total amount of unrecognized tax benefit as of December 31, 2018 will decrease by $1.4 million within the next twelve months due to statute of limitations lapses. This reduction will impact income tax expense when recognized. The 2015, 2016, 2017, and 2018 tax years remain subject to examination by major tax jurisdictions.
The following table summarizes interest and penalty expense as follows (in thousands):

	December 31, 2018	December 31, 2017	December 31, 2016
Interest expense (benefit)	$98	$144	$121
Penalty expense (benefit)	$(158)	$(64)	$(29)

The following table summarizes the components of income taxes payable included in accounts payable and other accrued expenses on the consolidated balance sheets were as follows (in thousands):

	December 31, 2018	December 31, 2017
Corporate income taxes payable	$906	$56
Unrecognized tax benefits	8,590	8,250
Interest accrued	922	824
Penalties	402	561
Income taxes payable	$10,820	$9,691

Note 13—Other Postemployment Benefits

The Company’s U.S. employees participate in a defined contribution plan. Under the provisions of the plan, an employee is fully vested with respect to Company contributions after four years of service. The Company matches employee contributions of 100% up to a maximum of $6,000 of qualified compensation and may, at its discretion, make voluntary contributions. The Company's contributions were $0.7 million, $1.0 million, and $0.7 million for each of the years ended December 31, 2018, 2017, and 2016, respectively.

Note 14—Rental Income Under Operating Leases

The following is the minimum future rental income as of December 31, 2018 under non-cancelable operating leases, assuming the minimum contractual lease term (in thousands):

Years ending December 31,
2019	$823,641
2020	697,766
2021	589,542
2022	478,160
2023	328,216
2024 and thereafter	594,529
Total	$3,511,854

Note 15—Commitments and Contingencies

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lease Commitments

The Company has cancelable and non-cancelable operating lease agreements principally for facilities and for office equipment used in the Company’s operations. Total operating lease rental expense included in administrative expenses on the consolidated statements of operations was $2.9 million, $2.4 million, and $2.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Future minimum rental commitments under non-cancelable operating leases having an original term of more than one year as of December 31, 2018 were as follows (in thousands):

Years ending December 31,
2019	$3,234
2020	2,933
2021	2,409
2022	2,041
2023	1,298
2024 and thereafter	—
Total	$11,915

Container Equipment Purchase Commitments

As of December 31, 2018, the Company had commitments to purchase equipment in the amount of $28.2 million payable in 2019.

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

Severance Plan

The Company established severance plans in order to provide severance benefits to eligible employees who are involuntarily terminated for reasons other than cause, or who resign for “good reason”. Employees eligible for benefits under the severance plans would receive a severance award and other benefits based upon their tenure. The following table summarizes changes to the Company's total severance balance (in thousands):

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total
Balance at December 31, 2016	$20,718
Accrual	6,023
Payments	(17,064)
Balance at December 31, 2017	9,677
Accrual	—
Payments	(8,462)
Balance at December 31, 2018	$1,215

Note 16—Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain key interim financial information for the years ended December 31, 2018 and 2017:

(In thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Total leasing revenues	$315,097	$329,771	$350,078	$355,357
Trading margin	$2,991	$3,994	$5,810	$6,126
Net gain on sale of leasing equipment	$9,218	$11,105	$7,055	$7,999
Net income attributable to shareholders	$80,892	$104,870	$94,236	$69,557
Net income per basic common share	$1.01	$1.31	$1.18	$0.88
Net income per diluted common share	$1.00	$1.30	$1.17	$0.87
2017
Total leasing revenues	$265,602	$281,939	$302,120	$313,856
Trading margin	$392	$1,328	$1,369	$1,095
Net gain on sale of leasing equipment	$5,161	$9,639	$10,263	$10,749
Net income attributable to shareholders	$34,611	$45,671	$57,156	$207,160
Net income per basic common share	$0.47	$0.62	$0.76	$2.59
Net income per diluted common share	$0.47	$0.62	$0.75	$2.57

Note 17—Related Party Transactions

The Company has a 50% interest in TriStar Container Services (Asia) Private Limited (“TriStar”), which is primarily engaged in the selling and leasing of container equipment in the domestic and short sea markets in India. The Company's investment in TriStar is included in other assets on the consolidated balance sheet and accounted for using the equity method. The following table summarizes payments, direct finance lease, and loan payable balances with TriStar (in thousands):

	December 31, 2018	December 31, 2017
Payments received from TriStar on direct finance leases	$1,848	$1,897
Payments received from TriStar on loan payable	$—	$128
Direct finance lease balance	$10,710	$10,648
Loan payable balance	$—	$—

Note 18—Subsequent Events

On February 8, 2019, the Company increased its borrowing capacity under one of its ABS warehouse facilities by $300.0 million to a maximum borrowing capacity of $800.0 million. No other terms were changed in the agreement.

On February 12, 2019, the Company's Board of Directors approved and declared a $0.52 per share quarterly cash dividend on its issued and outstanding common shares, payable on March 28, 2019 to shareholders of record at the close of business on March 12, 2019.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

TRITON INTERNATIONAL LIMITED

Parent Company Condensed Balance Sheets
(In thousands, except share data)

	December 31, 2018	December 31, 2017
ASSETS:
Cash and cash equivalents	$2	$—
Investment in subsidiaries	2,250,159	2,078,936
Other assets	10	—
Total assets	$2,250,171	$2,078,936

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable and other accrued expenses	5,988	2,652
Intercompany payable	487	—
Intercompany loan	40,000	—
Total liabilities	46,475	2,652
Shareholders' equity
Common shares, $0.01 par value, 270,000,000 and 294,000,000 shares authorized, 80,843,472 and 80,687,757 shares issued, respectively	809	807
Undesignated shares, $0.01 par value, 30,000,000 and 6,000,000 shares authorized, no shares issued and outstanding	—	—
Treasury shares, at cost, 1,853,148 shares and no shares, respectively	(58,114)	—
Additional paid-in capital	896,811	889,168
Accumulated earnings	1,349,627	1,159,367
Accumulated other comprehensive income	14,563	26,942
Total shareholders' equity	2,203,696	2,076,284
Total liabilities and shareholders' equity	$2,250,171	$2,078,936

TRITON INTERNATIONAL LIMITED

Parent Company Condensed Statements of Operations
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Revenues	$—	$—	$—
Total revenues	—	—	—

Operating expenses:
Administrative expenses	5,343	4,011	276
Transaction and other costs (income)	—	—	10,706
Operating income (loss)	(5,343)	(4,011)	(10,982)
Other expenses:
Interest and debt expense	57	—	—
Net income (losses) from subsidiaries	354,955	348,609	(2,535)
Total other income (expenses)	354,898	348,609	(2,535)
Income (loss) before income taxes	349,555	344,598	(13,517)
Income tax expense (benefit)	—	—	—
Net income (loss)	$349,555	$344,598	$(13,517)

TRITON INTERNATIONAL LIMITED

Parent Company Condensed Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$349,555	$344,598	$(13,517)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net (income) loss from subsidiaries	(354,955)	(348,609)	2,535
Dividends received from subsidiaries	220,304	197,171	77,376
Share-based compensation expense	1,252	1,084	—
Other	409	2,622	—
Net cash provided by (used in) operating activities	216,565	196,866	66,394
Cash flows from investing activities:
Investment in subsidiary	(40,000)	(254,240)	—
Net cash provided by (used in) investing activities	(40,000)	(254,240)	—
Cash flows from financing activities:
Issuance of common shares, net of underwriter expenses	—	192,931	—
Purchases of treasury shares	(56,274)	—	—
Intercompany loan	40,000	—	—
Dividends paid	(160,289)	(135,557)	(66,394)
Net cash provided by (used in) financing activities	(176,563)	57,374	(66,394)
Net increase (decrease) in cash and cash equivalents	$2	$—	$—
Cash, cash equivalents and restricted cash, beginning of period	—	—	—
Cash, cash equivalents and restricted cash, end of period	$2	$—	$—

SCHEDULE II
TRITON INTERNATIONAL LIMITED
Valuation and Qualifying Accounts
Years ended December 31, 2018, 2017, and 2016
(In thousands)

	For the year ended December 31,
Finance Lease-Allowance for doubtful accounts:	2018	2017	2016
Beginning Balance	$—	$527	$526
Additions / (Reversals)	—	(527)	1
(Write-offs) / Reversals	—	—	—
Ending Balance	$—	$—	$527

Accounts Receivable-Allowance for doubtful accounts:
Beginning Balance	$3,002	$28,082	$8,297
Additions / (Reversals)	(568)	581	19,811
(Write-offs) / Reversals	(1,194)	(25,661)	(26)
Ending Balance	$1,240	$3,002	$28,082

S-4