Form 10-Q
period 2019-03-31
Triton International Ltd
filed 2019-04-30
CIK 1660734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2019
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 22, 2019, there were 75,852,515 common shares at $0.01 par value of the registrant outstanding.

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
Forward-looking statements in this report are subject to a number of known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those described in the forward-looking statements, including, but not limited to, the risks and uncertainties described in the section entitled "Risk Factors" in our Annual Report on Form 10-K, filed with the SEC on February 19, 2019 (the "Form 10-K"), in this Report on Form 10-Q and in any other Form 10-Q filed or to be filed by us, as well as in the other documents we file with the SEC from time to time, and such risks and uncertainties are specifically incorporated herein by reference.
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

ITEM 1.    FINANCIAL STATEMENTS
TRITON INTERNATIONAL LIMITED
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS:
Leasing equipment, net of accumulated depreciation of $2,634,305 and $2,533,446	$8,796,491	$8,923,451
Net investment in finance leases	465,480	478,065
Equipment held for sale	86,211	66,453
Revenue earning assets	9,348,182	9,467,969
Cash and cash equivalents	60,768	48,950
Restricted cash	116,551	110,589
Accounts receivable, net of allowances of $1,097 and $1,240	222,567	264,382
Goodwill	236,665	236,665
Lease intangibles, net of accumulated amortization of $216,340 and $205,532	82,117	92,925
Other assets	38,692	34,610
Fair value of derivative instruments	4,580	13,923
Total assets	$10,110,122	$10,270,013
LIABILITIES AND SHAREHOLDERS' EQUITY:
Equipment purchases payable	$38,463	$22,392
Fair value of derivative instruments	19,487	10,966
Accounts payable and other accrued expenses	112,357	99,885
Net deferred income tax liability	286,495	282,129
Debt, net of unamortized debt costs of $43,684 and $44,889	7,364,725	7,529,432
Total liabilities	7,821,527	7,944,804
Shareholders' equity:
Preferred shares, $0.01 par value, 3,450,000 authorized, 3,450,000 and no shares issued and outstanding, respectively; at liquidation preference	86,250	—
Common shares, $0.01 par value, 270,000,000 shares authorized, 80,982,197 and 80,843,472 shares issued, respectively	811	809
Undesignated shares, $0.01 par value, 26,550,000 and 30,000,000 shares authorized, respectively, no shares issued and outstanding	—	—
Treasury shares, at cost, 4,489,682 and 1,853,148 shares, respectively	(141,407)	(58,114)
Additional paid-in capital	906,164	896,811
Accumulated earnings	1,400,491	1,349,627
Accumulated other comprehensive income (loss)	(1,034)	14,563
Total shareholders' equity	2,251,275	2,203,696
Noncontrolling interests	37,320	121,513
Total equity	2,288,595	2,325,209
Total liabilities and equity	$10,110,122	$10,270,013

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Leasing revenues:
Operating leases	$330,422	$310,231
Finance leases	10,437	4,866
Total leasing revenues	340,859	315,097

Equipment trading revenues	17,828	13,375
Equipment trading expenses	(14,241)	(10,384)
Trading margin	3,587	2,991

Net gain on sale of leasing equipment	8,469	9,218

Operating expenses:
Depreciation and amortization	134,609	130,433
Direct operating expenses	16,802	11,048
Administrative expenses	18,187	19,582
Transaction and other (income) costs	—	(29)
Provision (reversal) for doubtful accounts	(142)	(101)
Total operating expenses	169,456	160,933
Operating income (loss)	183,459	166,373
Other expenses:
Interest and debt expense	83,520	75,098
Realized (gain) loss on derivative instruments, net	(704)	(248)
Unrealized (gain) loss on derivative instruments, net	986	(1,186)
Other (income) expense, net	(1,004)	(659)
Total other expenses	82,798	73,005
Income (loss) before income taxes	100,661	93,368
Income tax expense (benefit)	7,850	10,503
Net income	$92,811	$82,865
Less: income (loss) attributable to noncontrolling interest	592	1,973
Less: dividend on preferred shares	305	—
Net income (loss) attributable to common shareholders	$91,914	$80,892
Net income per common share—Basic	$1.18	$1.01
Net income per common share—Diluted	$1.17	$1.00
Cash dividends paid per common share	$0.52	$0.45
Weighted average number of common shares outstanding—Basic	77,721	79,968
Dilutive restricted shares	549	604
Weighted average number of common shares outstanding—Diluted	78,270	80,572

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$92,811	$82,865
Other comprehensive income (loss):
Change in derivative instruments designated as cash flow hedges, net of income tax effect of ($2,144) and $3,354	(14,323)	12,459
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges, net of income tax effect of ($606) and ($352)	(1,749)	(1,472)
Cumulative effect for the adoption of ASU 2017-12, net of income tax effect of $277 and $0, respectively	432	—
Foreign currency translation adjustment	43	92
Other comprehensive income (loss), net of tax	(15,597)	11,079
Comprehensive income	77,214	93,944
Less:
Other comprehensive income attributable to noncontrolling interest	592	1,973
Dividend on preferred shares	305	—
Comprehensive income attributable to common shareholders	$76,317	$91,971

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)
(Unaudited)

	Preferred Shares		Common Shares		Treasury Shares		Add'l Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Non controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	—	$—	80,687,757	$807	—	$—	$889,168	$1,159,367	$26,942	$133,542	$2,209,826
Share-based compensation	—	—	156,833	1	—	—	2,511	—	—	—	2,512
Share repurchase to settle shareholder tax obligations	—	—	(28,838)	—	—	—	(822)	—	—	—	(822)
Net income (loss)	—	—	—	—	—	—	—	80,892	—	1,973	82,865
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	92	—	92
Change in derivative instruments designated as cash flow hedges, net of income tax effect of $3,354	—	—	—	—	—	—	—	—	12,459	—	12,459
Reclassification of realized loss on derivative instruments designated as cash flow hedges, net of income tax effect of ($352)	—	—	—	—	—	—	—	—	(1,472)	—	(1,472)
Tax reclassification - ASU 2018-02	—	—	—	—	—	—	—	3,029	(3,029)	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(4,251)	(4,251)
Common shares dividend declared	—	—	—	—	—	—	—	(36,440)	—	—	(36,440)
Balance as of March 31, 2018	—	$—	80,815,752	$808	—	$—	$890,857	$1,206,848	$34,992	$131,264	$2,264,769

Balance as of December 31, 2018	—	$—	80,843,472	$809	1,853,148	$(58,114)	$896,811	$1,349,627	$14,563	$121,513	$2,325,209
Issuance of preferred shares, net of offering expenses	3,450,000	86,250	—	—	—	—	(3,192)	—		—	83,058
Share-based compensation	—	—	170,231	2	—	—	1,816	—	—	—	1,818
Treasury shares acquired	—	—	—	—	2,636,534	(83,293)	—	—	—	—	(83,293)
Share repurchase to settle shareholder tax obligations	—	—	(31,506)	—	—	—	(978)	—	—	—	(978)
Net income (loss)	—	—	—	—	—	—	—	92,219	—	592	92,811
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	43	—	43
Cumulative effect for the adoption of ASU 2017-12, net of income tax effect of $277	—	—	—	—	—	—	—	(432)	432	—	—
Change in derivative instruments designated as cash flow hedges, net of income tax effect of ($2,144)	—	—	—	—	—	—	—	—	(14,323)	—	(14,323)
Reclassification of realized (gain) on derivative instruments designated as cash flow hedges, net of income tax effect of ($606)	—	—	—	—	—	—	—	—	(1,749)	—	(1,749)
Purchase of noncontrolling interest	—	—	—	—	—	—	11,707	—	—	(82,707)	(71,000)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(2,078)	(2,078)
Common shares dividend declared	—	—	—	—	—	—	—	(40,923)	—	—	(40,923)
Balance as of March 31, 2019	3,450,000	$86,250	80,982,197	$811	4,489,682	$(141,407)	$906,164	$1,400,491	$(1,034)	$37,320	$2,288,595

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$92,811	$82,865
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	134,609	130,433
Amortization of deferred debt cost and other debt related amortization	3,601	3,113
Lease related amortization	12,254	20,009
Share-based compensation expense	1,818	2,512
Net (gain) loss on sale of leasing equipment	(8,469)	(9,218)
Unrealized (gain) loss on derivative instruments	986	(1,186)
Deferred income taxes	7,116	9,301
Changes in operating assets and liabilities:
Accounts receivable	41,421	(1,071)
Accounts payable and other accrued expenses	3,019	844
Net equipment sold for resale activity	(8,803)	(5,185)
Cash collections on finance lease receivables, net of income earned	17,125	14,771
Other assets	(1,757)	(953)
Net cash provided by (used in) operating activities	295,731	246,235
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(43,981)	(258,668)
Proceeds from sale of equipment, net of selling costs	49,947	38,885
Other	26	55
Net cash provided by (used in) investing activities	5,992	(219,728)
Cash flows from financing activities:
Issuance of preferred shares, net of underwriting discount and expenses	83,058	—
Purchases of treasury shares	(82,266)	—
Redemption of common shares	(978)	(822)
Debt issuance costs	(1,962)	(4,976)
Borrowings under debt facilities	125,000	510,210
Payments under debt facilities and capital lease obligations	(293,290)	(469,841)
Dividends paid	(40,427)	(36,008)
Distributions to noncontrolling interests	(2,078)	(4,249)
Purchase of noncontrolling interest	(71,000)	—
Net cash provided by (used in) financing activities	(283,943)	(5,686)
Net increase (decrease) in cash, cash equivalents and restricted cash	$17,780	$20,821
Cash, cash equivalents and restricted cash, beginning of period	159,539	226,171
Cash, cash equivalents and restricted cash, end of period	$177,319	$246,992
Supplemental disclosures:
Interest paid	$66,106	$56,571
Income taxes paid (refunded)	$155	$244
Right-of-use asset for leased property	$8,289	$—
Supplemental non-cash investing activities:
Equipment purchases payable	$38,463	$125,978

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

The interim consolidated balance sheet as of March 31, 2019 and the consolidated statements of operations, the consolidated statements of comprehensive income, the consolidated statements of shareholders' equity, and the consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 are unaudited. The consolidated balance sheet as of December 31, 2018, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. The unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company’s financial position, results of operations, comprehensive income, equity, and cash flows for the periods presented. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The consolidated results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2019 or for any other future annual or interim period.

These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K which was filed with the SEC on February 19, 2019. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain changes in presentation have been made to conform the prior period presentation to current period reporting.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities in the financial statements. Such estimates include, but are not limited to, the Company's estimates in connection with leasing equipment, including residual values and depreciable lives, values of assets held for sale and other long lived assets, provision for income tax, allowance for doubtful accounts, share-based compensation, goodwill and intangible assets. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company's equipment leases and trade receivables subject it to potential credit risk. The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis. The Company's two largest customers CMA CGM S.A. and Mediterranean Shipping Company S.A., accounted for 21% and 14%, respectively, of the Company's lease billings during the three months ended March 31, 2019.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting Policy Updates

The Company adopted Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) on January 1, 2019. The Company evaluates whether leases are classified as operating or capital in nature based on certain assumptions that require judgment, such as the asset's fair value, the asset's estimated residual value, the interest rate implicit in the lease, and the asset's economic useful life.

For operating leases, the Company records a lease liability based on the present value of the remaining minimum rental payments and corresponding Right-of-Use ("ROU") asset. The Company uses its estimated incremental borrowing rate at the commencement date to determine the present value of lease payments. Lease incentives are recognized for periods of reduced rent or for larger than usual rent escalations over the term of the lease. The benefit of a rent-free period and the cost of future rent escalations are recognized on a straight-line basis over the term of the lease. The Company elected the short-term lease recognition exemption whereby a lease liability and corresponding ROU asset will not be recognized when leases, at the commencement date, have a lease term of 12 months or less.

Capital leases are classified as revenue earning assets and the related depreciation is recorded on the assets. Debt related to capital leases is included in the Company’s debt obligations.

New Accounting Pronouncements

Recently Adopted Accounting Standards Updates

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and subsequently issued amendments that replaced existing lease accounting guidance. The accounting standard requires lessees to recognize a lease liability and corresponding right-of-use asset on their balance sheets. The accounting that will be applied by lessors under ASC 842 is largely unchanged from previous GAAP. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and ASC 606, Revenue from Contracts with Customers.

The Company adopted the standard on January 1, 2019, through a cumulative-effect adjustment. Additionally, the Company elected the “package of practical expedients,” which provides: (1) An entity need not reassess whether any expired or existing contracts are or contain leases; (2) An entity need not reassess the lease classification for any expired or existing leases; and (3) An entity need not reassess initial direct costs for any existing leases. Furthermore, the Company elected the optional transition method and continued to apply the guidance in ASC 840, including its disclosure requirements, in the comparative prior year periods.

At adoption, the Company recognized a lease liability of $10.5 million based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases and corresponding ROU asset of $8.9 million. The Company assessed the requirements from both a lessee and lessor perspective and concluded the adoption of this standard did not have a significant impact on the consolidated financial statements.  As a result of this adoption, the Company reclassified $14.8 million of cash collections on finance lease receivables, net of income earned, from investing activities to operating activities on its consolidated statement of cash flows for the three months ended March 31, 2018.

Targeted Improvements to Accounting for Hedging Activities.

In August 2017, FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815). ASU 2017-12 changes the recognition and presentation requirements of hedge accounting, including: eliminating the requirement to separately measure and report hedge ineffectiveness; and presenting all items that affect earnings in the same income statement line item as the hedged item.

The Company adopted the standard on January 1, 2019, and applied the modified retrospective approach. The Company has evaluated the impact of this ASU and concluded the adoption of this standard did not have a significant impact on the consolidated financial statements.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Issued Accounting Standards Updates

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). The guidance affects trade receivables and net investments in leases and requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectability.

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

Fair Value of Debt

The Company does not measure debt, net of unamortized debt costs, at fair value in its consolidated balance sheets. The fair value was measured using Level 2 inputs and the carrying value and fair value are summarized in the following table (in thousands):

	March 31, 2019	December 31, 2018
Liabilities
Total debt - carrying value (1)	$7,427,632	$7,595,922
Total debt - fair value	$7,466,058	$7,559,063

(1)
Excludes unamortized debt costs of $43.7 million and $44.9 million, purchase price debt adjustments of $14.3 million and $16.3 million, and unamortized debt discounts of $5.0 million and $5.3 million as of March 31, 2019 and December 31, 2018, respectively.

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

	March 31, 2019	December 31, 2018
Assets
Equipment held for sale - assets at fair value (1)	$8,429	$5,750
Cumulative impairment charges (2)	$(2,501)	$(1,846)

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

The Company recognized net impairment charges of $1.4 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Derivative Instruments

The Company has elected to use the income approach to value its interest rate swap agreements, using Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted). The Level 2 inputs for the interest rate swap and cap valuations are inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR and swap rates, basis swap adjustments and credit risk at commonly quoted intervals).

The Company presents the gross assets and liabilities of its derivative financial instruments on the consolidated balance sheet. Any amounts of cash collateral received or posted related to derivative instruments are included in Other Assets on the consolidated balance sheet and are presented in operating activities of the consolidated statements of cash flows. As of March 31, 2019, the Company had posted $1.3 million as cash collateral related to interest rate swap contracts.

The fair value of derivative instruments on the Company's consolidated balance sheets as of March 31, 2019 and December 31, 2018 was as follows (in thousands):

	Asset Derivatives		Liability Derivatives
Derivative Instrument	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Interest rate swap contracts, designated	$2,173	$10,531	$19,487	$10,966
Interest rate swap contracts, not designated	2,407	3,392	—	—
Total derivatives	$4,580	$13,923	$19,487	$10,966

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

Note 3—Intangible Assets

Intangible assets are comprised of above market lease intangibles and customer intangibles related to the chassis and tank customer lists from a business combination. The following table summarizes the intangible assets amortization as of March 31, 2019 (in thousands):

Years ending December 31,	Above market lease intangibles	Customer intangibles (1)	Total intangible assets
2019	$25,960	$404	$26,364
2020	22,491	—	22,491
2021	16,549	—	16,549
2022	10,497	—	10,497
2023	4,657	—	4,657
2024 and thereafter	1,963	—	1,963
Total	$82,117	$404	$82,521

(1)	Customer intangibles are included in other assets on the consolidated balance sheets.

Note 4—Share-Based Compensation

The Company recognizes share-based compensation expense for share-based payment transactions based on the grant date’s fair value. The expense is recognized over the employee's requisite service period, which is generally the vesting period of the equity award. The Company recognized $1.8 million and $2.5 million of share-based compensation expense in administrative expenses for the three months ended March 31, 2019 and 2018, respectively. Share-based compensation expense includes charges for performance-based shares that are deemed probable to vest.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2019, the total unrecognized compensation expense related to non-vested restricted shares was approximately $12.6 million, which is expected to be recognized through 2021.

During the three months ended March 31, 2019, the Company issued 168,731 time-based and performance-based restricted shares, and canceled 31,506 vested shares to settle payroll taxes on behalf of employees. Additional shares may be accrued and issued based upon the Company's performance measured against selected peers. On February 12, 2019, the Company issued1,500 shares to a non-employee director at a fair value of $33.30 per share that vested immediately.

Note 5—Other Equity Matters

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

During the three months ended March 31, 2019, the Company repurchased 2,636,534 common shares at an average price per-share of $31.56 for a total of $83.3 million. As of March 31, 2019, the Company purchased $141.4 million of the $200.0 million common share repurchase authorized by the Board in August 2018.

Preferred Share Offering

In March 2019, the Company completed a public offering of 8.50% Series A Cumulative Redeemable Perpetual Preference Shares ("Series A shares"), selling 3,450,000 shares and generating $86.3 million of gross proceeds. The estimated costs associated with the offering, inclusive of underwriting discount and other offering expenses, were $3.2 million. The Company intends to use the net proceeds from the offering for general corporate purposes, including purchasing containers, repurchasing outstanding common shares, payment of dividends and repaying or repurchasing outstanding indebtedness.

Dividends on the Series A shares are cumulative from the date of original issue and will be payable quarterly in arrears on the 15th day of March, June, September and December of each year, when, as and if declared by the Company's Board of Directors. Dividends will be payable out of amounts legally available at the rate equal to 8.50% per annum of the $25.00 liquidation preference per share, or $2.125 per share per year.

At any time on or after March 15, 2024, the Series A shares may be redeemed at the Company's option, in whole or in part, out of funds legally available at a redemption price of $25.00 per share plus an amount equal to all accumulated and unpaid dividends thereon to, but not including, the date of redemption, whether or not declared. The Company may also redeem the Series A shares in the event of a Change of Control Triggering Event as defined in the Certificate of Designations (the "Certificate of Designations") relating to the Series A shares. In addition, upon the occurrence of a Change of Control Triggering Event, holders of the Series A shares will have the right to convert their Series A shares into common shares in accordance with the Certificate of Designations. Holders of the Series A shares generally have no voting rights, except as provided in the following sentence or as provided by Bermuda law. If the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive), holders will be entitled to elect two additional directors to the Board of Directors and the size of the Board of Directors will be increased to accommodate such election. Such right to elect two directors will continue until such time as there are no accumulated and unpaid dividends in arrears.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dividends

The Company paid the following quarterly dividends during the three months ended March 31, 2019 and 2018 on its issued and outstanding common shares:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
March 12, 2019	March 28, 2019	$40.4 Million	$0.52
March 12, 2018	March 28, 2018	$36.0 Million	$0.45

As of March 31, 2019, the Company had cumulative unpaid dividends on its outstanding Series A Preferred Shares of $0.3 million.

Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2019 and 2018 (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2018	$19,043	$(4,480)	$14,563
Change in derivative instruments designated as cash flow hedges	(14,323)	—	(14,323)
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges	(1,749)	—	(1,749)
Cumulative effect for the adoption of ASU 2017-12	432	—	432
Foreign currency translation adjustment	—	43	43
Other comprehensive income (loss)	(15,640)	43	(15,597)
Balance as of March 31, 2019	$3,403	$(4,437)	$(1,034)

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2017	$31,215	$(4,273)	26,942
Change in derivative instruments designated as cash flow hedges	12,459	—	12,459
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges	(1,472)	—	(1,472)
Tax reclassification to accumulated earnings for the adoption of ASU 2018-02	(3,029)	—	(3,029)
Foreign currency translation adjustment	—	92	92
Other comprehensive income (loss)	7,958	92	8,050
Balance as of March 31, 2018	$39,173	$(4,181)	$34,992

The following table summarizes the reclassifications out of accumulated other comprehensive income (in thousands):

	Amounts Reclassified From Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Income
	Three Months Ended March 31,
	2019	2018
Amounts reclassified from accumulated other comprehensive income before income tax	$(2,355)	$(1,824)	Interest and debt expense
Income tax expense (benefit)	606	352	Income tax expense
Amounts reclassified from accumulated other comprehensive income, net of tax	$(1,749)	$(1,472)	Net income

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Leases

Lessee

The Company leases multiple office facilities which are contracted under various cancelable and non-cancelable operating leases, most of which provide extension or early termination options. The Company's leases contain one or more options to renew with terms that can extend its current obligations through 2026. The Company's lease agreements do not contain any residual value guarantees or material restrictive covenants.

As of March 31, 2019, the weighted average implicit rate was 4.18% and the weighted average remaining lease term was 3.9 years.

The following table summarizes the components of the Company's leases (in thousands):

	Financial statement caption	March 31, 2019
Balance Sheet
Right-of-use asset - operating	Other Assets	8,289
Lease liability - operating	Accounts payable and other accrued expenses	9,813
Income Statement
Operating lease cost(1)	Administrative expenses	734

(1)	Includes short-term leases that are immaterial.

For the three months ended March 31, 2019, cash paid for amounts included in the measurement of lease liabilities of $0.8 million was presented in operating activities on the consolidated statement of cash flows.

The following table summarizes the maturities of lease liabilities as of March 31, 2019 (in thousands):

Years ending December 31,
2019	2,000
2020	2,542
2021	2,146
2022	1,882
2023	1,243
2024 and thereafter	—
Total	9,813

Lessor

The following table summarizes the components of the net investment in finance leases (in thousands):

	March 31, 2019	December 31, 2018
Future minimum lease payment receivable(1)	$552,603	574,422
Estimated residual receivable(2)	107,386	107,598
Gross finance lease receivables	659,989	682,020
Unearned income(3)	(194,509)	(203,955)
Net investment in finance leases(4)	$465,480	$478,065

(1)
At the inception of the lease, the Company records the total minimum lease payments net of executory costs, if any. The gross finance lease receivable is reduced as billed to the customer and reclassified to accounts receivable until paid. There were no executory costs included in gross finance lease receivables as of March 31, 2019 and December 31, 2018.

(2)	The Company's leases generally include a bargain purchase option and therefore, the Company has immaterial residual value risk for assets that are subject to direct finance leases.

(3)
The difference between the gross finance lease receivable and the fair value of the equipment at the lease inception is recorded as unearned income. Unearned income together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of March 31, 2019 and December 31, 2018.

(4)
As of March 31, 2019, three major customers represented 51%, 25% and 13% of the Company's finance lease portfolio. As of December 31, 2018, three major customers represented 50%, 24% and 13% of the Company's finance lease portfolio. No other customer represented more than 10% of the Company's finance lease portfolio in each of those years.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contractual maturities of the Company’s gross finance lease receivables subsequent to March 31, 2019 are as follows (in thousands):

Years ending December 31,
2019	83,494
2020	120,130
2021	85,258
2022	78,828
2023	60,929
2024 and thereafter	231,350
Total	659,989

The Company considers an account past due when a payment has not been received in accordance with the terms of the related lease agreement and maintains allowances, if necessary, for doubtful accounts and estimated losses resulting from the inability of its lessees to make required payments under finance leases. These allowances are based on, but not limited to, each lessee’s payment history, management’s current assessment of each lessee’s financial condition and the recoverability. Any accounts in arrears are transferred out of finance lease to determine if a reserve needs to be applied. As of March 31, 2019, the Company does not have an allowance on its gross finance lease receivables.

The Company evaluates potential losses in its finance lease portfolio by regularly reviewing the specific receivables in the portfolio and analyzing loss experience.

Note 7—Debt

Debt consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Institutional notes	$2,167,257	$2,198,200
Asset-backed securitization term notes	2,967,601	3,063,821
Term loan facilities	1,504,375	1,543,375
Asset-backed securitization warehouse	350,000	340,000
Revolving credit facilities	365,000	375,000
Capital lease obligations	73,399	75,526
Total debt outstanding	7,427,632	7,595,922
Debt costs	(43,684)	(44,889)
Unamortized debt premiums & discounts	(4,971)	(5,293)
Unamortized fair value debt adjustment	(14,252)	(16,308)
Debt, net of unamortized debt costs	$7,364,725	$7,529,432

The Company is subject to certain financial covenants under its debt agreements. The agreements remain the obligations of the respective subsidiaries, and all related debt covenants are calculated at the subsidiary level. As of March 31, 2019 and December 31, 2018, the Company was in compliance with all financial covenants in accordance with the terms of its debt agreements.

As of March 31, 2019, the Company had $4,484.6 million of total debt outstanding on facilities with fixed interest rates. These fixed rate facilities had a contractual weighted average interest rate of 4.26%, are scheduled to mature between 2019 and 2029, and had a weighted average remaining term of 3.8 years as of March 31, 2019.

As of March 31, 2019, the Company had $2,943.1 million of debt outstanding on facilities with interest rates based on floating rate indices (LIBOR). These floating rate facilities had a contractual weighted average interest rate of 4.22%, are scheduled to mature between 2019 and 2025, and had a weighted average remaining term of 3.5 years as of March 31, 2019.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company hedges the risks associated with fluctuations in interest rates on a portion of its floating rate borrowings by entering into interest rate swap agreements that convert a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. As of March 31, 2019, the Company had interest rate swaps in place with a notional amount of $1,753.3 million to fix the floating interest rates on a portion of its floating rate debt obligations, with a weighted average fixed leg interest rate of 2.24% and a weighted average remaining term of 4.4 years. Including the impact of the Company's interest rate swaps, the contractual weighted average interest rate on its floating rate facilities was 4.06% as of March 31, 2019.

As of March 31, 2019, the Company had $6,237.9 million of total debt on facilities with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap contracts. This accounts for 84.0% of total debt. These facilities had a contractual weighted average interest rate of 4.17% and a weighted average remaining term of 4.0 years as of March 31, 2019.

Overall, the Company's total debt had a contractual weighted average interest rate of 4.18% as of March 31, 2019, including the impact of the swap contracts.

The Company did not record any debt termination expense for the three months ended March 31, 2019 and 2018.

Institutional Notes

In accordance with the institutional note agreements, interest payments on the Company's institutional notes are due semi-annually. Institutional note maturities typically range from 7 - 12 years, with level principal payments due annually following an interest-only period. The Company's institutional notes are pre-payable (in whole or in part) at the Company's option at any time, subject to certain provisions in the note agreements, including the payment of a make-whole premium in respect to such prepayment. These facilities provide for an advance rate against the net book values of designated eligible equipment generally in the range from 83% to 85%. These institutional notes had a contractual weighted average interest rate of 4.73% as of March 31, 2019 and are scheduled to mature between 2020 and 2029.

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

These asset-backed securitization term notes had a contractual weighted average interest rate of 3.95% as of March 31, 2019 and are scheduled to mature between 2022 and 2028.

Term Loan Facilities

The term loan facilities amortize in monthly or quarterly installments. These facilities provide for an advance rate against the net book values of designated eligible equipment generally in the range from 79% to 83%. These term loan facilities had a contractual weighted average interest rate of 4.06% as of March 31, 2019, and are scheduled to mature between 2019 and 2023.

Asset-Backed Securitization Warehouse Facilities

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's asset-backed warehouse facilities have a combined maximum borrowing capacity of $1,200.0 million as of March 31, 2019. One facility has a borrowing capacity of $400.0 million, which is available on a revolving basis until September 28, 2020, after which any borrowings would convert to term notes with a maturity date of September 20, 2024. This facility has a contractual interest rate of one-month LIBOR plus 1.85% margin until the conversion date when it would have a contractual interest rate of one-month LIBOR plus 2.85%.

On February 8, 2019, the Company increased its borrowing capacity on a second facility by $300.0 million to $800.0 million. This facility is available on a revolving basis until December 13, 2021, paying interest at LIBOR plus 1.75%, after which any borrowings will convert to term notes with a maturity date of December 15, 2025, paying interest at LIBOR plus2.85%.

During the revolving period, the borrowing capacity under these facilities are determined by applying an advance rate against the net book values of designated eligible equipment. The advance rate for these facilities is 81%. The net book values for purposes of calculating eligible equipment is determined according to the related debt agreement and may be different than those calculated per U.S. GAAP. The Company is required to maintain restricted cash balances on deposit in designated bank accounts equal to three months of interest expense.

As of March 31, 2019, the asset-backed warehouse facilities had a contractual weighted average interest rate of 4.24%.

Revolving Credit Facilities

The revolving credit facilities have a maximum borrowing capacity of $1,235.0 million. These facilities provide for an advance rate against the net book values of designated eligible equipment. The approximate average advance rate for these facilities is 83%. The revolving credit facilities had a contractual weighted average interest rate of 4.49% as of March 31, 2019 and are scheduled to mature between 2022 and 2023.

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

Note 8—Derivative Instruments

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

During the three months ended March 31, 2019, the Company entered into the following interest rate swaps:

Date Effective	Notional Amount	Indexed To	Scheduled Maturity
March 29, 2019	$100.0 million	1 month LIBOR	March 31, 2026
March 29, 2019	$100.0 million	1 month LIBOR	March 31, 2026

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2019, the Company had interest rate swap agreements in place to fix interest rates on a portion of its borrowings under debt facilities with floating interest rates as summarized below:

Derivatives	Net Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Weighted Average Remaining Term
Interest Rate Swap	$1,753.3 million	2.24%	4.4 years

The following table summarizes the impact of derivative instruments on the consolidated statements of operations and the consolidated statements of comprehensive income on a pretax basis (in thousands):

		Three Months Ended March 31,
Derivative instrument	Financial statement caption	2019	2018
Non-designated interest rate swaps	Realized (gain) loss on derivative instruments, net	$(704)	$(248)
Non-designated interest rate swaps	Unrealized (gain) loss on derivative instruments, net	$986	$(1,186)
Designated interest rate swaps	Other comprehensive (income) loss	$16,467	$(15,813)
Designated interest rate swaps	Interest and debt (income) expense	$(2,355)	$(1,824)

Note 9—Segment and Geographic Information

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

The following tables summarize segment information and the consolidated totals reported (in thousands):

	Three Months Ended March 31,
	2019			2018
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$340,070	$789	$340,859	$314,429	$668	$315,097
Trading margin	—	3,587	3,587	—	2,991	2,991
Net gain on sale of leasing equipment	8,469	—	8,469	9,218	—	9,218
Depreciation and amortization expense	134,422	187	134,609	129,854	579	130,433
Interest and debt expense	83,174	346	83,520	74,774	324	75,098
Realized (gain) loss on derivative instruments, net	(702)	(2)	(704)	(248)	—	(248)
Income before income taxes(1)	98,466	3,181	101,647	89,966	2,216	92,182
Purchases of leasing equipment and investments in finance leases(2)	$43,981	$—	$43,981	$258,668	$—	$258,668

(1)
Segment income before income taxes excludes unrealized gains or losses on derivative instruments and debt termination expense. The Company recorded unrealized losses on derivative instruments of $1.0 million for the three months ended March 31, 2019 and unrealized gains on derivative instruments of $1.2 million for the three months ended March 31, 2018. There was no debt termination expense for the three months ended March 31, 2019 and 2018.

(2)
Represents cash disbursements for purchases of leasing equipment and investments in finance leases as reflected in the consolidated statements of cash flows for the periods indicated, but excludes cash flows associated with the purchase of equipment held for resale.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	March 31, 2019			December 31, 2018
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Equipment held for sale	$58,339	$27,872	$86,211	$46,968	$19,485	$66,453
Goodwill	220,864	15,801	236,665	220,864	15,801	236,665
Total assets	$10,057,643	$52,479	$10,110,122	$10,224,421	$45,592	$10,270,013

There are no intercompany revenues or expenses between segments. Certain administrative expenses have been allocated between segments based on an estimate of services provided to each segment. A portion of the Company's equipment purchased for resale was purchased through certain sale-leaseback transactions with its shipping line customers. Due to the expected longer-term nature of these transactions, these purchases are reflected as leasing equipment as opposed to equipment held for sale and the cash flows associated with these transactions are reflected as purchases of leasing equipment and proceeds from the sale of equipment in investing activities in the Company's consolidated statements of cash flows.

Geographic Segment Information

The Company generates the majority of its leasing revenues from international containers which are deployed by its customers in a wide variety of global trade routes. The majority of the Company's leasing related revenue is denominated in U.S. dollars.

The following table summarizes the geographic allocation of equipment leasing revenues for the three months ended March 31, 2019 and 2018 based on the Company's customers' primary domicile (in thousands):

	Three Months Ended March 31,
	2019	2018
Total equipment leasing revenues:
Asia	$137,450	$130,190
Europe	162,557	143,649
Americas	30,782	31,050
Bermuda	678	613
Other International	9,392	9,595
Total	$340,859	$315,097

Since the majority of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, all of the Company's long-lived assets are considered to be international.

The following table summarizes the geographic allocation of equipment trading revenues for the three months ended March 31, 2019 and 2018 based on the location of the sale (in thousands):

	Three Months Ended March 31,
	2019	2018
Total equipment trading revenues:
Asia	$3,292	$2,454
Europe	4,871	4,289
Americas	6,765	4,984
Bermuda	—	—
Other International	2,900	1,648
Total	$17,828	$13,375

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Commitments and Contingencies

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

Container Equipment Purchase Commitments

At March 31, 2019, the Company had commitments to purchase equipment in the amount of $75.8 million payable in 2019.

Note 11—Income Taxes

The Company's effective tax rates were 7.8% and 11.2% for the three months ended March 31, 2019 and 2018, respectively. The Company has computed the provision for income taxes based on the estimated annual effective tax rate and the application of discrete items, if any, in the applicable period.

Note 12—Related Party Transactions

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

	Three Months Ended March 31,
	2019	2018
Payments received from TriStar on direct finance leases	$460	$512

	March 31, 2019	December 31, 2018
Direct finance lease balance	$11,580	$10,710

Note 13—Noncontrolling Interest

During the first quarter of 2019, the Company acquired from third party investors an additional 30% of membership interest in Triton Container Investments LLC for an aggregate of $71.0 million in cash, bringing the Company's total membership interest in Triton Container Investments LLC to 86%. The effective date of the purchase was January 1, 2019.

Note 14—Subsequent Events

The Company's Board of Directors has approved and declared a cash dividend of $0.53125 per share on its issued and outstanding 8.5% Series A Preference shares, payable June 17, 2019 to holders of record at the close of business on June 10, 2019.

The Company's Board of Directors also approved and declared a quarterly cash dividend of $0.52 per share on its issued and outstanding common shares, payable on June 27, 2019 to holders of record at the close of business on June 6, 2019.

On April 25, 2019, The Company's Board of Directors authorized a new $200.0 million share repurchase program replacing the previous authorization.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" as discussed in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2018 with the SEC on February 19, 2019 (the "Form 10-K"), in this Report on Form 10-Q and in any other Form 10-Q filed or to be filed by us, and in other documents we file with the SEC from time to time. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Our Company

Triton International Limited ("Triton", "we", "our", and the "Company") is the world's largest lessor of intermodal containers. Intermodal containers are large, standardized steel boxes used to transport freight by ship, rail or truck. Because of the handling efficiencies they provide, intermodal containers are the primary means by which many goods and materials are shipped internationally. We also lease chassis which are used for the transportation of containers.

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

Operations

Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of March 31, 2019, our total fleet consisted of 3.7 million containers and chassis, representing 6.1 million twenty-foot equivalent units ("TEU") or 7.6 million cost equivalent units ("CEU"). We have an extensive global presence, offering leasing services through 23 offices in 16 countries and approximately 400 third-party container depot facilities in approximately 45 countries as of March 31, 2019. Our primary customers include the world's largest container shipping lines. For the three months ended March 31, 2019, our twenty largest customers accounted for 85% of our lease billings, our five largest customers accounted for 54% of our lease billings, and our two largest customers, CMA CGM S.A. and Mediterranean Shipping Company S.A., accounted for 21% and 14% of our lease billings, respectively.

The most important driver of profitability in our business is the extent to which leasing revenues, which are driven by our owned equipment fleet size, utilization and average rental rates, exceed our ownership and operating costs. Our profitability is also driven by the gains or losses we realize on the sale of used containers in the ordinary course of our business.

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

The following tables summarize our equipment fleet as of March 31, 2019, December 31, 2018 and March 31, 2018 indicated in units, TEU and CEU.

	Equipment Fleet in Units			Equipment Fleet in TEU
	March 31, 2019	December 31, 2018	March 31, 2018	March 31, 2019	December 31, 2018	March 31, 2018
Dry	3,322,723	3,340,946	3,103,671	5,448,267	5,476,406	5,039,302
Refrigerated	229,971	228,778	221,810	443,402	440,781	426,335
Special	93,361	93,900	90,867	168,755	169,614	163,155
Tank	12,600	12,509	12,188	12,600	12,509	12,188
Chassis	24,879	24,832	22,477	45,885	45,787	40,996
Equipment leasing fleet	3,683,534	3,700,965	3,451,013	6,118,909	6,145,097	5,681,976
Equipment trading fleet	17,504	13,138	12,022	27,014	21,361	19,245
Total	3,701,038	3,714,103	3,463,035	6,145,923	6,166,458	5,701,221

	Equipment Fleet in CEU (1)
	March 31, 2019	December 31, 2018	March 31, 2018
Operating leases	6,997,855	7,009,605	6,752,636
Finance leases	539,854	538,867	329,659
Equipment trading fleet	50,117	47,476	53,454
Total	7,587,826	7,595,948	7,135,749

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

The following table summarizes the percentage of our equipment fleet in terms of units and CEU as of March 31, 2019:

Equipment Type	Percentage of total fleet in units	Percentage of total fleet in CEU
Dry	89.8%	62.5%
Refrigerated	6.2	29.8
Special	2.5	2.9
Tank	0.3	2.7
Chassis	0.7	1.4
Equipment leasing fleet	99.5	99.3
Equipment trading fleet	0.5	0.7
Total	100.0%	100.0%

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

The following table summarizes our lease portfolio by lease type, based on CEU on-hire as of March 31, 2019, December 31, 2018 and March 31, 2018:

Lease Portfolio	March 31, 2019(1)	December 31, 2018	March 31, 2018
Long-term leases	64.8%	66.6%	69.7%
Finance leases	7.6	7.5	4.9
Service leases	11.1	11.3	15.9
Expired long-term leases (units on-hire)	16.5	14.6	9.5
Total	100.0%	100.0%	100.0%

(1)     Including the impact of leases renegotiated during April 2019, long-term leases increased to 66.9%, offset by a decrease to service leases.

As of March 31, 2019, December 31, 2018 and March 31, 2018, our long-term and finance leases combined had an average remaining contractual term of approximately 49 months, 47 months, and 42 months, respectively, assuming no leases are renewed.

Operating Performance

Triton's operating performance remained solid in the first quarter of 2019, though market conditions were mixed. Key metrics such as fleet utilization and used container sale prices remained strong, while new lease transaction activity and container pick-ups were slow.

The first quarter typically represents the slow season for dry containers, and this typical seasonal weakness has likely been compounded by increased uncertainty related to the ongoing trade dispute between the United States and China. However, industry forecasters and our customers continue to expect moderate trade growth in 2019, and we expect lease transaction activity and container pick-ups to accelerate as we move toward the traditional summer peak season for dry containers.

Fleet size. As of March 31, 2019, our fleet had a net book value of $9.3 billion, which represents an increase of 6.6% as compared to March 31, 2018. The increase in our fleet size was largely due to a $1.5 billion investment in new containers during 2018. Procurement levels have been limited in the first quarter of 2019 due to the slower pace of new lease transaction activity, and through April 22, 2019, we have invested $143.2 million in containers for delivery in 2019.

Utilization. Our utilization averaged 97.6% during the first quarter of 2019, down 1.0% from the first quarter of 2018. The overall supply / demand balance for containers remains generally tight, though normal drop-off activity coupled with decreased levels of container pick-ups caused our utilization to decrease during the last two quarters. In general, we expect our utilization will remain fairly high throughout 2019, though the trajectory will depend on the level of container demand we experience as we approach the traditional summer peak season for dry containers. As of April 22, 2019, our utilization was 97.3%.

The following table summarizes the equipment fleet utilization(1) for the periods indicated below:

	Quarter Ended
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Average Utilization (1)	97.6%	98.2%	98.7%	98.8%	98.6%
Ending Utilization (1)	97.4%	97.8%	98.6%	98.7%	98.7%

(1)	Utilization is computed by dividing our total units on lease (in CEU) by the total units in our fleet (in CEU) excluding new units not yet leased and off-hire units designated for sale.

Average lease rates. Average lease rates for our dry container product line increased by 0.7% in the first quarter of 2019 compared to the first quarter of 2018 but declined 1.0% from the fourth quarter of 2018 reflecting the impact of several large lease extensions completed during the first quarter 2019 at rates below our portfolio average. Market lease rates decreased during the fourth quarter 2018 and first quarter 2019 mainly due to a decrease in new container prices. New dry container prices have partially rebounded, though market lease rates remain below our portfolio average.

Average lease rates for our refrigerated container product line decreased by 3.6% in the first quarter of 2019 compared to the first quarter of 2018. The cost of refrigerated containers has trended down over the last few years, which has led to lower market lease rates. Market lease rates for refrigerated containers have also been pressured for several years by new leasing company entrants. Market lease rates for refrigerated containers remain below the average lease rates of our refrigerated container lease portfolio, and we expect our average lease rates for refrigerated containers to continue to gradually trend down.

The average lease rates for special containers decreased by 0.9% in the first quarter of 2019 compared to the first quarter of 2018. Current market lease rates for special containers are comparable to the average lease rates in our lease portfolio.

Equipment disposals. Disposal volumes of our used dry containers increased 39.0% in the first quarter of 2019 from the first quarter of 2018 mainly as a result of increased redeliveries. Average used dry container disposal prices decreased by 5.5% in the first quarter of 2019 compared to the first quarter of 2018, reflecting an increase in inventories of containers held for sale and lower new container prices, though our average used container selling prices remain above our accounting residual values.

Credit Risk.    We faced minimal credit losses in the first quarter of 2019. However, our credit risk remains elevated due to the ongoing financial pressure faced by our shipping line customers. The container shipping industry has faced several years of excess vessel capacity, weak freight rates and poor financial results due to aggressive ordering of mega container vessels. Most of our customers have recently generated financial losses and many are burdened with high levels of debt. In addition, we anticipate the high volume of new vessels entering service over the next several years will complicate our customers’ efforts to increase freight rates, and new environmental regulations expected to become effective in January 2020 will increase the cost of fuel and potentially require our shipping line customers to make large capital outlays. As a result, we expect our customers’ financial performance will remain under pressure for some time. The increased tariffs imposed on certain goods traded between the United States and China and the threat of additional tariffs could lead to reduced trade and lower freight rates and further increase the financial pressure on our customers.

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

Results of Operations

The following table summarizes our comparative results of operations for the three months ended March 31, 2019 and 2018 (in thousands).

	Three months ended March 31,
	2019	2018	Variance
Leasing revenues:
Operating leases	$330,422	$310,231	$20,191
Finance leases	10,437	4,866	5,571
Total leasing revenues	340,859	315,097	25,762

Equipment trading revenues	17,828	13,375	4,453
Equipment trading expenses	(14,241)	(10,384)	(3,857)
Trading margin	3,587	2,991	596

Net gain on sale of leasing equipment	8,469	9,218	(749)

Operating expenses:
Depreciation and amortization	134,609	130,433	4,176
Direct operating expenses	16,802	11,048	5,754
Administrative expenses	18,187	19,582	(1,395)
Transaction and other (income) costs	—	(29)	29
Provision (reversal) for doubtful accounts	(142)	(101)	(41)
Total operating expenses	169,456	160,933	8,523
Operating income (loss)	183,459	166,373	17,086
Other expenses:
Interest and debt expense	83,520	75,098	8,422
Realized (gain) loss on derivative instruments, net	(704)	(248)	(456)
Unrealized (gain) loss on derivative instruments, net	986	(1,186)	2,172
Other (income) expense, net	(1,004)	(659)	(345)
Total other expenses	82,798	73,005	9,793
Income (loss) before income taxes	100,661	93,368	7,293
Income tax expense (benefit)	7,850	10,503	(2,653)
Net income	$92,811	$82,865	$9,946
Less: income (loss) attributable to noncontrolling interest	592	1,973	(1,381)
Less: dividend on preferred shares	305	—	305
Net income (loss) attributable to common shareholders	$91,914	$80,892	$11,022

Comparison of the three months ended March 31, 2019 and 2018

Leasing revenues.    Per diem revenue represents revenue earned under operating lease contracts. Fee and ancillary lease revenue represents fees billed for the pick-up and drop-off of containers in certain geographic locations and billings of certain reimbursable operating costs such as repair and handling expenses. Finance lease revenue represents interest income earned under finance lease contracts. The following table summarizes our leasing revenue for the periods indicated below (in thousands):

	Three months ended March 31,
	2019	2018	Variance
Leasing revenues:
Operating leases
Per diem revenues	$315,352	$300,692	$14,660
Fee and ancillary revenues	15,070	9,539	5,531
Total operating lease revenues	330,422	310,231	20,191
Finance leases	10,437	4,866	5,571
Total leasing revenues	$340,859	$315,097	$25,762

Total leasing revenues were $340.9 million, net of lease intangible amortization of $10.7 million, for the three months ended March 31, 2019, compared to $315.1 million, net of lease intangible amortization of $17.3 million, in the same period in 2018, an increase of $25.8 million.

Per diem revenues were $315.4 million for the three months ended March 31, 2019 compared to $300.7 million in the same period in 2018, an increase of $14.7 million. The primary reasons for this increase are as follows:

•	$17.2 million increase due to an increase of 373,566 CEU in the average number of containers on-hire under operating leases;

•	$6.6 million increase due to reduced lease intangible amortization; partially offset by

•
$9.7 million decrease due to the reclassification of certain contracts from operating leases to finance leases in the fourth quarter of 2018 as a result of the renegotiation and extension of the contracts.

Fee and ancillary lease revenues were $15.1 million for the three months ended March 31, 2019 compared to $9.5 million in the same period in 2018, an increase of $5.6 million. The increase was primarily due to an increase in redelivery fees associated with a higher volume of container redeliveries.

Finance lease revenues were $10.4 million for the three months ended March 31, 2019 compared to $4.9 million in the same period in 2018, an increase of $5.5 million. The increase was due to the addition of several finance leases, primarily in the fourth quarter of 2018, as a result of the renegotiation and extension of certain contracts that were reclassified from operating leases to finance leases. This increase was partially offset by the runoff of the existing portfolio.

Trading margin.    Trading margin was $3.6 million for the three months ended March 31, 2019 compared to $3.0 million in the same period in 2018, an increase of $0.6 million. The increase was due to an increase in trading volume and per unit margins.

Net gain (loss) on sale of leasing equipment.    Gain on sale of equipment was $8.5 million for the three months ended March 31, 2019 compared to $9.2 million in the same period in 2018, a decrease of $0.7 million. The decrease was primarily due to a 5.5% decrease in average used dry container selling prices, which also contributed to an increase in impairment charges of $0.4 million. These decreases were partially offset by a 39.0% increase in selling volumes and an increase in disposal gains of $0.7 million related to units declared lost by customers.

Depreciation and amortization.    Depreciation and amortization was $134.6 million for the three months ended March 31, 2019 compared to $130.4 million in the same period in 2018, an increase of $4.2 million. The primary reasons for the increase are as follows:

•	$14.3 million increase due to a net increase in the size of our depreciable fleet, partially offset by

•	$4.9 million decrease due to an increase in the number of containers that are fully depreciated; and

•
$5.3 million decrease due to the reclassification of certain contracts from operating leases to finance leases in the fourth quarter of 2018 as a result of the renegotiation and extension of the contracts.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment that has been returned to locations with weak leasing demand. Direct operating expenses were $16.8 million for the three months ended March 31, 2019 compared to $11.0 million in the same period in 2018, an increase of $5.8 million. The increase was primarily due to an increase of $3.5 million in storage expense as a result of a decrease in utilization and a $2.3 million increase in repair expense due to an increase in the volume of redeliveries.

Administrative expenses.    Administrative expenses were $18.2 million for the three months ended March 31, 2019 compared to $19.6 million in the same period in 2018, a decrease of $1.4 million primarily due to a decrease of $0.9 million in payroll and benefit expenses and a decrease of $0.5 million in professional fees.

Provision (reversal) for doubtful accounts.    Reversal for doubtful accounts was $0.1 million for the three months ended March 31, 2019 and 2018 due to recoveries on previously reserved customer balances.

Interest and debt expense.    Interest and debt expense was $83.5 million for the three months ended March 31, 2019, compared to $75.1 million in the same period in 2018, an increase of $8.4 million. The primary reasons for the increase are as follows:

•	$5.7 million increase due to an increase in our average debt balance of $530.0 million and

•
$2.7 million increase due to an increase in the average effective interest rate to 4.45% compared to 4.31% in the same period in 2018. The increase in the effective interest rate was primarily due to an increase in short-term interest rates on our unhedged variable-rate debt facilities.

Realized (gain) loss on derivative instruments, net.     Realized gain on derivative instruments, net was $0.7 million for the three months ended March 31, 2019, compared to $0.2 million in the same period in 2018, an increase of $0.5 million. This increase is primarily due to an increase in the average one-month LIBOR rate, partially offset by the reduction of the underlying swap notional amounts due to amortization, terminations, and expirations in the three months ended March 31, 2019 compared to the same period in 2018.

Unrealized loss (gain) on derivative instruments. Unrealized loss on derivative instruments, net was $1.0 million for the three months ended March 31, 2019 compared to a gain of $1.2 million in the same period in 2018. The unrealized loss in the first quarter of 2019 was due to a decrease in long-term interest rates during the three months ended March 31, 2019 while long-term interest rates increased in the first quarter of 2018.

Income taxes. Income tax expense was $7.9 million for the three months ended March 31, 2019 compared to $10.5 million in the same period in 2018, a decrease in income tax expense of $2.6 million. The decrease in income tax expense was due to an increase in income generated in lower tax jurisdictions in the first three months of 2019.

Income attributable to noncontrolling interests. Income attributable to noncontrolling interests was $0.6 million for the three months ended March 31, 2019 compared to $2.0 million in the same period in 2018, a decrease of $1.4 million. The Company purchased the majority of the third-party partnership interests in Triton Container Investments LLC previously held as a noncontrolling interest, resulting in a decrease of $1.2 million. Additionally, a decrease of $0.2 million was due to lower income from gains on the disposition of leasing equipment as a result of a reduction in the size of the portfolio of containers owned by the entity in which the noncontrolling interests maintain their ownership.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, and borrowings under our credit facilities. Our principal uses of cash include capital expenditures, debt service requirements, paying dividends, and repurchasing our common shares.

For the trailing twelve months ending March 31, 2019, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment, was $1,218.0 million. In addition, as of March 31, 2019, we had $60.8 million of cash and cash equivalents and $1,720.0 million of additional borrowing capacity under our current credit facilities.

As of March 31, 2019, our cash commitments in the next twelve months include $963.7 million of scheduled principal payments on our existing debt facilities and $114.3 million of committed but unpaid capital expenditures.

We believe that cash provided by operating activities, existing cash, proceeds from the sale of our leasing equipment, and availability under our borrowing facilities will be sufficient to meet our obligations over the next twelve months.

Debt Agreements

At March 31, 2019, our outstanding indebtedness was comprised of the following (in millions):

	Amount Outstanding	Maximum Borrowing Level
Institutional notes	$2,167.3	$2,167.3
Asset-backed securitization term notes	2,967.6	2,967.6
Term loan facilities	1,504.4	1,504.4
Asset-backed warehouse facility	350.0	1,200.0
Revolving credit facilities	365.0	1,235.0
Capital lease obligations	73.4	73.4
Total debt outstanding	7,427.7	9,147.7
Debt costs	(43.7)	—
Unamortized debt premiums & discounts	(5.0)	—
Unamortized fair value debt adjustment	(14.3)	—
Debt, net of unamortized debt costs	$7,364.7	$9,147.7

The maximum borrowing levels depicted in the chart above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets. As of March 31, 2019, the actual availability under all of our credit facilities was approximately $388.2 million.

As of March 31, 2019, we had a combined $6,237.9 million of total debt on facilities with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap contracts. This accounts for 84.0% of total debt.

Pursuant to the terms of certain debt agreements, we are required to maintain certain restricted cash accounts. As of March 31, 2019, we had restricted cash of $116.6 million.

For additional information on our debt obligations, please refer to Note 7 "Debt" in the Notes to Consolidated Financial Statements.

Debt Covenants

We are subject to certain financial covenants under our debt agreements. The debt agreements are the obligations of our subsidiaries and all related debt covenants are calculated at the subsidiary level. Failure to comply with these covenants could result in a default under the related credit agreements and the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors. As of March 31, 2019, we were in compliance with all such covenants.

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

TAL Covenants

EBIT to Cash Interest Expense is the rolling four-quarter ratio of EBIT to Cash Interest Expense for our TAL subsidiary. EBIT is calculated as earnings before interest expense, income taxes, net gain or losses on interest rate swaps, and certain non-cash charges. Cash Interest Expense is calculated as interest expense paid in cash and excludes interest income and amortization of debt costs.

TNW is calculated as total tangible assets less total indebtedness for our TAL subsidiary.

Indebtedness to TNW is calculated as the ratio of Indebtedness to TNW for our TAL subsidiary.

The compliance levels of our primary financial covenants as of March 31, 2019 are summarized as follows:

Financial Covenant	Entity	Covenant Threshold	Actual Value
Fixed Charge Coverage Ratio	TCIL	Shall not be less than 1.25:1	2.72:1
Minimum Consolidated Tangible Net Worth	TCIL	Shall not be less than $855 million	$1,744.5 million
Funded Debt Ratio	TCIL	Shall not exceed 4.0:1	3.39:1
EBIT to Cash Interest Expense	TAL	Shall not be less than 1.10:1	2.22:1
Minimum Tangible Net Worth	TAL	Shall not be less than $300 million	$1,014.9 million
Indebtedness to TNW	TAL	Shall not exceed 4.75:1	2.10:1

Share Repurchase Program

On August 1, 2018, the Company's Board of Directors authorized the repurchase of up to $200.0 million of its common shares. During the three months ended March 31, 2019, the Company repurchased 2,636,534 common shares at an average price per share of $31.56 for a total of $83.3 million. As of April 22, 2019, the Company purchased $162.0 million of the $200.0 million common shares repurchases authorized by the Board in August 2018.

Preferred Share Offering

In March 2019, the Company completed a public offering of 8.50% Series A Cumulative Redeemable Perpetual Preference Shares, selling 3,450,000 shares and generating $86.3 million of gross proceeds. The estimated costs associated with the offering, inclusive of underwriting discount and other offering expenses, were $3.2 million. The Company intends to use the net proceeds from the offering for general corporate purposes, including purchasing containers, repurchasing outstanding common shares, payment of dividends and repaying or repurchasing outstanding indebtedness.

For additional information, please refer to Note 5 - “Other Equity Matters” in the Notes to Consolidated Financial Statements.

Cash Flow

The following table sets forth certain cash flow information for the three months ended March 31, 2019 and 2018 (in thousands):

	Three months ended March 31,
	2019	2018
Net cash provided by (used in) operating activities	$295,731	$246,235
Net cash provided by (used in) investing activities	$5,992	$(219,728)
Net cash provided by (used in) financing activities	$(283,943)	$(5,686)

Operating Activities

Net cash provided by operating activities increased by $49.5 million to $295.7 million in the three months ended March 31, 2019 compared to $246.2 million in the same period in 2018. The change was primarily due to timing of collections on receivables of $42.5 million and increased profitability of $9.9 million.

Investing Activities

Net cash provided by investing activities increased by $225.7 million to $6.0 million in the three months ended March 31, 2019, compared to net cash used of $219.7 million in the same period in 2018. The change was primarily due to a $214.7 million decrease in leasing equipment purchases and a $11.1 million increase in proceeds from equipment sales.

Financing Activities

Net cash used in financing activities increased by $278.3 million to $283.9 million in the three months ended March 31, 2019, compared to $5.7 million in the same period in 2018. Net borrowings, inclusive of debt issuance costs, under debt facilities decreased by $205.6 million. Additionally, we repurchased $82.3 million of common shares and purchased $71.0 million of noncontrolling interests. These uses of cash were partially offset by net proceeds of $83.1 million from a preferred share offering.

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

The following table summarizes our contractual obligations and commercial commitments as of March 31, 2019 (in millions):

	Contractual Obligations by Period
Contractual Obligations:	Total	Remaining 2019	2020	2021	2022	2023	Thereafter
Principal debt obligations	$7,354.2	$799.2	$826.0	$813.3	$1,697.1	$1,477.1	$1,741.5
Interest on debt obligations(1)	1,154.8	224.4	266.0	230.3	176.5	117.2	140.4
Capital lease obligations(2)	83.2	8.3	10.8	10.8	10.8	18.7	23.8
Operating leases (mainly facilities)	11.3	2.5	3.0	2.4	2.0	1.4	—
Purchase obligations:
Equipment purchases payable	38.5	38.5	—	—	—	—	—
Equipment purchase commitments	75.8	75.8	—	—	—	—	—
Severance benefit commitment	0.4	0.4	—	—	—	—	—
Total contractual obligations	$8,718.2	$1,149.1	$1,105.8	$1,056.8	$1,886.4	$1,614.4	$1,905.7

(1)	Amounts include actual interest for fixed debt and estimated interest for floating rate debt based on March 31, 2019 rates and the net effect of our interest rate swaps.

(2)	Amounts include interest.

TRITON INTERNATIONAL LIMITED

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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
As of March 31, 2019, we had interest rate swap agreements in place to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Derivatives	Net Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Weighted Average Remaining Term
Interest Rate Swap	$1,753.3 Million	2.24%	4.4 years
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
Approximately 60% of our floating rate debt is hedged using interest rate swaps which helps mitigate the impact of changes in short-term interest rates. However, a 100 basis point increase in the interest rates on our floating rate debt (primarily LIBOR) would result in an increase of approximately $10.9 million in interest expense, net of realized gains on our swap instruments, over the next 12 months.
Foreign currency exchange rate risk
Although we have significant foreign-based operations, the majority of our revenues and our operating expenses are denominated in U.S. dollars. However, we pay our non-U.S. employees in local currencies and certain operating expenses are denominated in foreign currencies. Net foreign currency exchange gains and losses were immaterial for the three months ended March 31, 2019 and 2018.

ITEM 4.    CONTROLS AND PROCEDURES.
Our senior management has evaluated the effectiveness and design of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e)), as of March 31, 2019. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded, as of March 31, 2019, that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act) that occurred during the three months ended March 31, 2019, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Share Repurchase Program

The following table provides certain information with respect to the Company's purchases of its common shares during the three months ended March 31, 2019:

	Issuer Purchases of Common Shares(1)
Period	Total number of shares purchased	Average price paid per share	Total number of shares (or units) purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)
January 1, 2019 through January 31, 2019	65,400	$32.09	65,400	$139,786
February 1, 2019 through February 28, 2019	366,034	$32.69	366,034	$127,815
March 1, 2019 through March 31, 2019	2,205,100	$31.39	2,205,100	$58,593
Total	2,636,534		2,636,534	$58,593

(1)
On August 1, 2018, the Company's Board of Directors authorized the repurchase of up to $200.0 million of its common shares. The share repurchase authorization will terminate upon completing repurchases of $200 million of common shares unless earlier terminated by the Board.

ITEM 6.    EXHIBITS.

Exhibit Number	Exhibit Description
3.1	Amended and Restated By-Laws, dated July 12, 2016 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed July 14, 2016)
3.2
Certificate of Designations of 8.5% Series A Cumulative Redeemable Perpetual Preference Shares (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K files March 14, 2019)

4.1
Form of Share Certificate evidencing 8.5% Series A Cumulative Redeemable Perpetual Preference Shares (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K files March 14, 2019)

31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Instance Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
______________________________________________________________________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRITON INTERNATIONAL LIMITED

April 30, 2019	By:	/s/ JOHN BURNS
John Burns
Chief Financial Officer