Form 10-Q
period 2019-06-30
Triton International Ltd
filed 2019-07-25
CIK 1660734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2019
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                             to
Commission file number - 001-37827
Triton International Limited
(Exact name of registrant as specified in the charter)

Bermuda	98-1276572
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Canon's Court, 22 Victoria Street, Hamilton HM12, Bermuda
(Address of principal executive office)
(441) 294-8033
(Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, $0.01 par value per share	TRTN	New York Stock Exchange
8.50% Series A Cumulative Redeemable Perpetual Preference Shares	TRTNpA	New York Stock Exchange
8.00% Series B Cumulative Redeemable Perpetual Preference Shares	TRTNpB	New York Stock Exchange

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

As of July 19, 2019, there were 73,880,901 common shares at $0.01 par value per share of the registrant outstanding.

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

ITEM 1.    FINANCIAL STATEMENTS

TRITON INTERNATIONAL LIMITED
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS:
Leasing equipment, net of accumulated depreciation of $2,737,072 and $2,533,446	$8,684,103	$8,923,451
Net investment in finance leases	449,385	478,065
Equipment held for sale	91,768	66,453
Revenue earning assets	9,225,256	9,467,969
Cash and cash equivalents	45,622	48,950
Restricted cash	114,763	110,589
Accounts receivable, net of allowances of $1,279 and $1,240	250,673	264,382
Goodwill	236,665	236,665
Lease intangibles, net of accumulated amortization of $226,243 and $205,532	72,214	92,925
Other assets	48,958	34,610
Fair value of derivative instruments	1,682	13,923
Total assets	$9,995,833	$10,270,013
LIABILITIES AND SHAREHOLDERS' EQUITY:
Equipment purchases payable	$11,015	$22,392
Fair value of derivative instruments	53,550	10,966
Accounts payable and other accrued expenses	100,221	99,885
Net deferred income tax liability	289,023	282,129
Debt, net of unamortized debt costs of $43,465 and $44,889	7,205,416	7,529,432
Total liabilities	7,659,225	7,944,804
Shareholders' equity:
Series A Preferred shares, $0.01 par value, 3,450,000 authorized, 3,450,000 and 0 shares issued and outstanding, respectively; at liquidation preference	86,250	—
Series B Preferred shares, $0.01 par value, 5,750,000 authorized, 5,750,000 and 0 shares issued and outstanding, respectively; at liquidation preference	143,750	—
Common shares, $0.01 par value, 270,000,000 shares authorized, 81,023,732 and 80,843,472 shares issued, respectively	811	809
Undesignated shares, $0.01 par value, 20,800,000 and 30,000,000 shares authorized, respectively, no shares issued and outstanding	—	—
Treasury shares, at cost, 6,837,508 and 1,853,148 shares, respectively	(215,349)	(58,114)
Additional paid-in capital	909,942	896,811
Accumulated earnings	1,445,646	1,349,627
Accumulated other comprehensive income (loss)	(34,442)	14,563
Total shareholders' equity	2,336,608	2,203,696
Noncontrolling interests	—	121,513
Total equity	2,336,608	2,325,209
Total liabilities and equity	$9,995,833	$10,270,013

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Leasing revenues:
Operating leases	$328,370	$324,954	$658,792	$635,185
Finance leases	10,196	4,817	20,633	9,683
Total leasing revenues	338,566	329,771	679,425	644,868

Equipment trading revenues	23,209	18,099	41,037	31,474
Equipment trading expenses	(18,713)	(14,105)	(32,954)	(24,489)
Trading margin	4,496	3,994	8,083	6,985

Net gain on sale of leasing equipment	7,519	11,105	15,988	20,323
Net gain on sale of building	—	20,953	—	20,953

Operating expenses:
Depreciation and amortization	135,348	133,894	269,957	264,327
Direct operating expenses	18,097	10,195	34,899	21,243
Administrative expenses	19,988	20,774	38,175	40,327
Provision (reversal) for doubtful accounts	521	(25)	379	(126)
Total operating expenses	173,954	164,838	343,410	325,771
Operating income (loss)	176,627	200,985	360,086	367,358
Other expenses:
Interest and debt expense	82,260	79,027	165,780	154,125
Realized (gain) loss on derivative instruments, net	(669)	(492)	(1,373)	(740)
Unrealized (gain) loss on derivative instruments, net	1,267	(111)	2,253	(1,297)
Debt termination expense	558	503	558	503
Other (income) expense, net	(927)	(585)	(1,931)	(1,244)
Total other expenses	82,489	78,342	165,287	151,347
Income (loss) before income taxes	94,138	122,643	194,799	216,011
Income tax expense (benefit)	8,042	15,890	15,892	26,393
Net income	$86,096	$106,753	$178,907	$189,618
Less: income (loss) attributable to noncontrolling interest	—	1,883	592	3,856
Less: dividend on preferred shares	2,025	—	2,330	—
Net income (loss) attributable to common shareholders	$84,071	$104,870	$175,985	$185,762
Net income per common share—Basic	$1.13	$1.31	$2.31	$2.32
Net income per common share—Diluted	$1.12	$1.30	$2.29	$2.30
Cash dividends paid per common share	$0.52	$0.52	$1.04	$0.97
Weighted average number of common shares outstanding—Basic	74,598	80,044	76,151	80,007
Dilutive restricted shares	617	611	583	589
Weighted average number of common shares outstanding—Diluted	75,215	80,655	76,734	80,596

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$86,096	$106,753	$178,907	$189,618
Other comprehensive income (loss):
Change in derivative instruments designated as cash flow hedges, net of income tax effect of ($3,813), $1,350, ($5,957) and $4,704, respectively	(31,517)	5,005	(45,840)	17,464
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges, net of income tax effect of ($591), ($393), ($1,197) and ($745), respectively	(1,716)	(1,461)	(3,465)	(2,933)
Cumulative effect for the adoption of ASU 2017-12, net of income tax effect of $0, $0, $277 and $0, respectively	—	—	432	—
Foreign currency translation adjustment	(175)	(178)	(132)	(86)
Other comprehensive income (loss), net of tax	(33,408)	3,366	(49,005)	14,445
Comprehensive income	52,688	110,119	129,902	204,063
Less:
Other comprehensive income attributable to noncontrolling interest	—	1,883	592	3,856
Dividend on preferred shares	2,025	—	2,330	—
Comprehensive income attributable to common shareholders	$50,663	$108,236	$126,980	$200,207

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)
(Unaudited)

	Preferred Shares		Common Shares		Treasury Shares		Add'l Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Non controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	—	$—	80,843,472	$809	1,853,148	$(58,114)	$896,811	$1,349,627	$14,563	$121,513	$2,325,209
Issuance of preferred shares, net of offering expenses	3,450,000	86,250	—	—	—	—	(3,192)	—	—	—	83,058
Share-based compensation	—	—	170,231	2	—	—	1,816	—	—	—	1,818
Treasury shares acquired	—	—	—	—	2,636,534	(83,293)	—	—	—	—	(83,293)
Share repurchase to settle shareholder tax obligations	—	—	(31,506)	—	—	—	(978)	—	—	—	(978)
Net income (loss)	—	—	—	—	—	—	—	92,219	—	592	92,811
Other comprehensive income (loss)	—	—	—	—	—	—	—	(432)	(15,597)	—	(16,029)
Purchase of noncontrolling interests	—	—	—	—	—	—	11,707	—	—	(82,707)	(71,000)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(2,078)	(2,078)
Common shares dividend declared	—	—	—	—	—	—	—	(40,923)	—	—	(40,923)
Balance as of March 31, 2019	3,450,000	$86,250	80,982,197	$811	4,489,682	$(141,407)	$906,164	$1,400,491	$(1,034)	$37,320	$2,288,595
Issuance of preferred shares, net of offering expenses	5,750,000	143,750	—	—	—	—	(5,018)	—	—	—	138,732
Share-based compensation	—	—	41,535	—	—	—	3,653	—	—	—	3,653
Treasury shares acquired	—	—	—	—	2,347,826	(73,942)	—	—	—	—	(73,942)
Net income (loss)	—	—	—	—	—	—	—	86,096	—	—	86,096
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(33,408)	—	(33,408)
Purchase of noncontrolling interests	—	—	—	—	—	—	5,143	—	—	(37,320)	(32,177)
Common shares dividend declared	—	—	—	—	—	—	—	(39,108)	—	—	(39,108)
Preferred shares dividend declared	—	—	—	—	—	—	—	(1,833)	—	—	(1,833)
Balance as of June 30, 2019	9,200,000	$230,000	81,023,732	$811	6,837,508	$(215,349)	$909,942	$1,445,646	$(34,442)	$—	$2,336,608

`	Preferred Shares		Common Shares		Treasury Shares		Add'l Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Non controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	—	$—	80,687,757	$807	—	$—	$889,168	$1,159,367	$26,942	$133,542	$2,209,826
Share-based compensation	—	—	156,833	1	—	—	2,511	—	—	—	2,512
Share repurchase to settle shareholder tax obligations	—	—	(28,838)	—	—	—	(822)	—	—	—	(822)
Net income (loss)	—	—	—	—	—	—	—	80,892	—	1,973	82,865
Tax reclassification to accumulated earnings for the adoption of ASU 2018-02	—	—	—	—	—	—	—	3,029	(3,029)	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	11,079	—	11,079
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(4,251)	(4,251)
Common shares dividend declared	—	—	—	—	—	—	—	(36,440)	—	—	(36,440)
Balance as of March 31, 2018	—	$—	80,815,752	$808	—	$—	$890,857	$1,206,848	$34,992	$131,264	$2,264,769
Share-based compensation	—	—	39,320	1	—	—	3,148	—	—	—	3,149
Net income (loss)	—	—	—	—	—	—	—	104,870	—	1,883	106,753
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	3,366	—	3,366
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(3,492)	(3,492)
Common shares dividend declared	—	—	—	—	—	—	—	(42,289)	—	—	(42,289)
Balance as of June 30, 2018	—	$—	80,855,072	$809	—	$—	$894,005	$1,269,429	$38,358	$129,655	$2,332,256

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$178,907	$189,618
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	269,957	264,327
Amortization of deferred debt cost and other debt related amortization	6,849	6,627
Lease related amortization	23,835	37,722
Share-based compensation expense	5,471	5,661
Net (gain) loss on sale of leasing equipment	(15,988)	(20,323)
Net (gain) loss on sale of building	—	(20,953)
Unrealized (gain) loss on derivative instruments	2,253	(1,297)
Debt termination expense	558	503
Deferred income taxes	13,910	23,946
Changes in operating assets and liabilities:
Accounts receivable	12,545	(30,551)
Accounts payable and other accrued expenses	(8,860)	(16,788)
Net equipment sold for resale activity	(8,517)	(11,686)
Cash collections on finance lease receivables, net of income earned	33,680	29,598
Other assets	(12,786)	(1,218)
Net cash provided by (used in) operating activities	501,814	455,186
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(149,986)	(884,007)
Proceeds from sale of equipment, net of selling costs	106,603	83,443
Proceeds from the sale of building	—	27,630
Other	(130)	(64)
Net cash provided by (used in) investing activities	(43,513)	(772,998)
Cash flows from financing activities:
Issuance of preferred shares, net of underwriting discount and expenses	221,790	—
Purchases of treasury shares	(157,075)	—
Redemption of common shares for withholding taxes	(978)	(822)
Debt issuance costs	(5,455)	(9,567)
Borrowings under debt facilities	1,143,000	1,417,985
Payments under debt facilities and capital lease obligations	(1,472,827)	(1,049,996)
Dividends paid on preferred and common shares	(80,793)	(77,638)
Distributions to noncontrolling interests	(2,078)	(7,743)
Purchase of noncontrolling interests	(103,039)	—
Net cash provided by (used in) financing activities	(457,455)	272,219
Net increase (decrease) in cash, cash equivalents and restricted cash	$846	$(45,593)
Cash, cash equivalents and restricted cash, beginning of period	159,539	226,171
Cash, cash equivalents and restricted cash, end of period	$160,385	$180,578
Supplemental disclosures:
Interest paid	$160,211	$148,007
Income taxes paid (refunded)	$2,216	$541
Right-of-use asset for leased property	$7,862	$—
Supplemental non-cash investing activities:
Equipment purchases payable	$11,015	$159,454

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

The interim consolidated balance sheet as of June 30, 2019; the consolidated statements of operations, the consolidated statements of comprehensive income, the consolidated statements of shareholders' equity for the three and six months ended June 30, 2019 and 2018, and the consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 are unaudited. The consolidated balance sheet as of December 31, 2018, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. The unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company’s financial position, results of operations, comprehensive income, equity, and cash flows for the periods presented. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The consolidated results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2019 or for any other future annual or interim period.

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

Concentration of Credit Risk

The Company's equipment leases and trade receivables subject it to potential credit risk. The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis. The Company's two largest customers CMA CGM S.A. and Mediterranean Shipping Company S.A., accounted for 21% and 14%, respectively, of the Company's lease billings during the six months ended June 30, 2019.

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

At adoption, the Company recognized a lease liability of $10.5 million based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases and corresponding ROU asset of $8.9 million. The Company assessed the requirements from both a lessee and lessor perspective and concluded the adoption of this standard did not have a significant impact on the consolidated financial statements.  As a result of this adoption, the Company reclassified $29.6 million of cash collections on finance lease receivables, net of income earned, from investing activities to operating activities on its consolidated statement of cash flows for the six months ended June 30, 2018.

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

Fair Value of Debt

The Company does not measure debt, net of unamortized debt costs, at fair value in its consolidated balance sheets. The fair value was measured using Level 2 inputs and the carrying value and fair value are summarized in the following table (in thousands):

	June 30, 2019	December 31, 2018
Liabilities
Total debt - carrying value (1)	$7,266,096	$7,595,922
Total debt - fair value	$7,342,573	$7,559,063

(1)
Excludes unamortized debt costs of $43.5 million and $44.9 million, purchase price debt adjustments of $12.6 million and $16.3 million, and unamortized debt discounts of $4.7 million and $5.3 million as of June 30, 2019 and December 31, 2018, respectively.

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

	June 30, 2019	December 31, 2018
Assets
Equipment held for sale - assets at fair value (1)	$10,006	$5,750
Cumulative impairment charges (2)	$(2,707)	$(1,846)

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

The Company recognized net impairment charges of $1.3 million and $2.7 million for the three and six months ended June 30, 2019, respectively and net impairment charges of $0.5 million and $1.4 million for the three and six months ended June 30, 2018, respectively.

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

For information on the fair value of derivative instruments, please refer to Note 8 - “Derivative Instruments” in the Notes to the Unaudited Consolidated Financial Statements.

Note 3—Intangible Assets

Intangible assets are comprised of above market lease intangibles and customer intangibles related to the chassis and tank customer lists from a business combination. The following table summarizes the intangible assets amortization as of June 30, 2019 (in thousands):

Years ending December 31,	Above market lease intangibles	Customer intangibles (1)	Total intangible assets
2019	$16,057	$47	$16,104
2020	22,491	—	22,491
2021	16,549	—	16,549
2022	10,497	—	10,497
2023	4,657	—	4,657
2024 and thereafter	1,963	—	1,963
Total	$72,214	$47	$72,261

(1)	Customer intangibles are included in other assets on the consolidated balance sheets.

Note 4—Share-Based Compensation

The Company recognizes share-based compensation expense for share-based payment transactions based on the fair value as of the grant date. The expense is recognized over the employee's requisite service period, which is generally the vesting period of the equity award. The Company recognized share-based compensation expense in administrative expenses of $3.7 million and $5.5 million for the three and six months ended June 30, 2019, respectively, and recognized $3.2 million and $5.7 million for the three and six months ended June 30, 2018, respectively. Share-based compensation expense includes charges for performance-based shares that are deemed probable to vest.

As of June 30, 2019, the total unrecognized compensation expense related to non-vested restricted shares was approximately $10.7 million, which is expected to be recognized through 2021.

During the six months ended June 30, 2019, the Company issued 168,731 time-based and performance-based restricted shares, and canceled 31,506 vested shares to settle payroll taxes on behalf of employees. Additional shares may be accrued and issued based upon the Company's performance measured against selected peers. The Company also issued 43,035 shares to non-employee directors at fair value that vested immediately.

Note 5—Other Equity Matters

Share Repurchase Program

On April 25, 2019, the Company's Board of Directors authorized a new $200.0 million repurchase program for its common shares, replacing the previous repurchase program authorized on August 1, 2018. Purchases under the repurchase program may be made in the open market or privately negotiated transactions, and may include transactions pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases may be made from time to time at the Company’s discretion and the timing and amount of any share repurchases will be determined

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

based on share price, market conditions, legal requirements, and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common shares, and the Company may suspend or discontinue the repurchase program at any time.

During the six months ended June 30, 2019, the Company repurchased a total of 4,984,360 common shares at an average price per share of $31.50 for a total of $157.2 million under both the current and previous authorization. As of June 30, 2019, the Company has a total of $146.7 million remaining under the current authorization.

Preferred Shares

The Company intends to use the net proceeds from preferred share offerings for general corporate purposes, including the purchase of containers, the repurchase of outstanding common shares, the payment of dividends, and the repayment or repurchase of outstanding indebtedness.

Series A

In March 2019, the Company completed a public offering of 8.50% Series A Cumulative Redeemable Perpetual Preference Shares ("Series A"), selling 3,450,000 shares and generating gross proceeds of $86.3 million. The estimated costs associated with the offering, inclusive of underwriting discount and other offering expenses, were $3.2 million. At any time on or after March 15, 2024, the Series A may be redeemed at the Company's option.

Series B

In June 2019, the Company completed a public offering of 8.00% Series B Cumulative Redeemable Perpetual Preference Shares ("Series B"), selling 5,750,000 shares and generating gross proceeds of $143.8 million. The estimated costs associated with the offering, inclusive of underwriting discount and other offering expenses, were $5.0 million. At any time on or after September 15, 2024, the Series B may be redeemed at the Company's option.

Dividends

Dividends on shares of each Series are cumulative from the date of original issue and will be payable quarterly in arrears on the 15th day of March, June, September and December of each year, when, as and if declared by the Company's Board of Directors. Dividends will be payable out of amounts legally available equal to the stated rate per annum of the $25.00 liquidation preference per share.

The Company paid dividends of $1.8 million or $0.53125 per share on the Series A for the three and six months ended June 30, 2019. As of June 30, 2019, the Company had cumulative unpaid preferred dividends of $0.5 million.

Redemption Provisions

Preferred shares may be redeemed at the Company's option, at any time on or after the redemption date for each Series, in whole or in part, out of funds legally available at a redemption price of $25.00 per share plus an amount equal to all accumulated and unpaid dividends thereon to, but not including, the date of redemption, whether or not declared. The Company may also redeem each Series of preferred shares in the event of a Change of Control Triggering Event as defined in the applicable Certificate of Designations (the "Certificate of Designations"). In addition, upon the occurrence of a Change of Control Triggering Event, holders of preferred shares will have the right to convert their preferred shares into common shares in accordance with the applicable Certificate of Designations. Holders of preferred shares generally have no voting rights, except as provided in the following sentence or as provided by Bermuda law. If the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive), holders will be entitled to elect two additional directors to the Board of Directors and the size of the Board of Directors will be increased to accommodate such election. Such right to elect two directors will continue until such time as there are no accumulated and unpaid dividends in arrears.

Common Share Dividends

The Company paid the following quarterly dividends during the six months ended June 30, 2019 and 2018 on its issued and outstanding common shares:

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Record Date	Payment Date	Aggregate Payment	Per Share Payment
June 6, 2019	June 27, 2019	$38.6 Million	$0.52
March 12, 2019	March 28, 2019	$40.4 Million	$0.52
June 1, 2018	June 22, 2018	$41.6 Million	$0.52
March 12, 2018	March 28, 2018	$36.0 Million	$0.45

Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income, net of tax, for the six months ended June 30, 2019 and 2018 (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of December 31, 2018	$19,043	$(4,480)	$14,563
Change in derivative instruments designated as cash flow hedges, net of income tax effect of ($2,144)(1)	(14,323)	—	(14,323)
Reclassification of realized (gain) on derivative instruments designated as cash flow hedges, net of income tax effect of ($606)(1)	(1,749)	—	(1,749)
Cumulative effect for the adoption of ASU 2017-12, net of income tax effect of $277	432	—	432
Foreign currency translation adjustment	—	43	43
Balance as of March 31, 2019	3,403	(4,437)	(1,034)
Change in derivative instruments designated as cash flow hedges, net of income tax effect of ($3,813)(1)	(31,517)	—	(31,517)
Reclassification of realized (gain) on derivative instruments designated as cash flow hedges, net of income tax effect of ($591)(1)	(1,716)	—	(1,716)
Foreign currency translation adjustment	—	(175)	(175)
Balance as of June 30, 2019	$(29,830)	$(4,612)	$(34,442)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of December 31, 2017	31,215	(4,273)	26,942
Change in derivative instruments designated as cash flow hedges, net of income tax effect of $3,354(1)	12,459	—	12,459
Reclassification of realized loss on derivative instruments designated as cash flow hedges, net of income tax effect of ($352)(1)	(1,472)	—	(1,472)
Foreign currency translation adjustment	—	92	92
Tax reclassification to accumulated earnings for the adoption of ASU 2018-02	(3,029)	—	(3,029)
Balance as of March 31, 2018	$39,173	$(4,181)	$34,992
Change in derivative instruments designated as cash flow hedges, net of income tax effect of $1,350(1)	5,005	—	5,005
Reclassification of realized loss on derivative instruments designated as cash flow hedges, net of income tax effect of ($393)(1)	(1,461)	—	(1,461)
Foreign currency translation adjustment	—	(178)	(178)
Balance as of June 30, 2018	$42,717	$(4,359)	$38,358

(1)	Refer to Note 8 - "Derivative Instruments" for reclassification impact on the Consolidated Statement of Income

Note 6—Leases

Lessee

The Company leases multiple office facilities which are contracted under various cancelable and non-cancelable operating leases, most of which provide extension or early termination options. The Company's leases contain one or more options to renew with terms that can extend its current obligations. The Company's lease agreements do not contain any residual value guarantees or material restrictive covenants.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2019, the weighted average implicit rate was 4.17% and the weighted average remaining lease term was 3.7 years.

The following table summarizes the components of the Company's leases (in thousands):

	Financial statement caption		June 30, 2019
Balance Sheet
Right-of-use asset - operating	Other Assets		7,862
Lease liability - operating	Accounts payable and other accrued expenses		9,323

		Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Income Statement
Operating lease cost(1)	Administrative expenses	767	1,501

(1)	Includes short-term leases that are immaterial.

Cash paid for amounts included in the measurement of lease liabilities under operating cash flows was $0.8 million and $1.6 million for the three and six months ended June 30, 2019, respectively.

The following table summarizes the maturities of lease liabilities as of June 30, 2019 (in thousands):

Years ending December 31,
2019	1,384
2020	2,631
2021	2,143
2022	1,878
2023	1,287
2024 and thereafter	—
Total	9,323

Lessor

The following table summarizes the components of the net investment in finance leases (in thousands):

	June 30, 2019	December 31, 2018
Future minimum lease payment receivable(1)	$526,987	$574,422
Estimated residual receivable(2)	107,047	107,598
Gross finance lease receivables	634,034	682,020
Unearned income(3)	(184,649)	(203,955)
Net investment in finance leases(4)	$449,385	$478,065

(1)
At the inception of the lease, the Company records the total minimum lease payments net of executory costs, if any. The gross finance lease receivable is reduced as billed to the customer and reclassified to accounts receivable until paid. There were no executory costs included in gross finance lease receivables as of June 30, 2019 and December 31, 2018.

(2)	The Company's leases generally include a bargain purchase option and therefore, the Company has immaterial residual value risk for assets that are subject to direct finance leases.

(3)
The difference between the gross finance lease receivable and the fair value of the equipment at the lease inception is recorded as unearned income. Unearned income together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of June 30, 2019 and December 31, 2018.

(4)
As of June 30, 2019, three major customers represented 52%, 25% and 12% of the Company's finance lease portfolio. As of December 31, 2018, three major customers represented 50%, 24% and 13% of the Company's finance lease portfolio. No other customer represented more than 10% of the Company's finance lease portfolio in each of those years.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contractual maturities of the Company’s gross finance lease receivables subsequent to June 30, 2019 are as follows (in thousands):

Years ending December 31,
2019	56,960
2020	120,400
2021	85,579
2022	78,991
2023	60,908
2024 and thereafter	231,196
Total	634,034

The Company considers an account past due when a payment has not been received in accordance with the terms of the related lease agreement and maintains allowances, if necessary, for doubtful accounts and estimated losses resulting from the inability of its lessees to make required payments under finance leases. These allowances are based on, but not limited to, each lessee’s payment history, management’s current assessment of each lessee’s financial condition and the recoverability. As of June 30, 2019, the Company does not have an allowance on its gross finance lease receivables.

The Company evaluates potential losses in its finance lease portfolio by regularly reviewing the specific receivables in the portfolio and analyzing loss experience.

Note 7—Debt

The table below summarizes the Company's key terms and carrying value of debt (in thousands):

	Contractual Weighted Avg Interest Rate(1)	Maturity Range(1)		June 30, 2019	December 31, 2018
		From	To
Institutional notes	4.67%	Apr 2020	Jun 2029	2,004,914	2,198,200
Asset-backed securitization term notes	3.92%	May 2022	Jun 2028	2,870,973	3,063,821
Term loan facilities	3.93%	Apr 2022	Nov 2023	1,254,875	1,543,375
Asset-backed securitization warehouse	4.13%	Sep 2024	Dec 2025	410,000	340,000
Revolving credit facilities	3.94%	Sep 2023	May 2024	673,000	375,000
Capital lease obligations	4.74%	Jan 2024	Feb 2024	52,334	75,526
Total debt outstanding				7,266,096	7,595,922
Unamortized debt costs				(43,465)	(44,889)
Unamortized debt premiums & discounts				(4,658)	(5,293)
Unamortized purchase price adjustments				(12,557)	(16,308)
Debt, net of unamortized debt costs				7,205,416	7,529,432

(1)	Data as of June 30, 2019.

The Company is subject to certain financial covenants under its debt agreements. The agreements remain the obligations of the respective subsidiaries, and all related debt covenants are calculated at the subsidiary level. As of June 30, 2019 and December 31, 2018, the Company was in compliance with all financial covenants in accordance with the terms of its debt agreements.

The Company hedges the risks associated with fluctuations in interest rates on a portion of its floating rate borrowings by entering into interest rate swap agreements that convert a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The following table summarizes the Company's outstanding fixed and floating rate debt as of June 30, 2019 (in thousands):

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Balance Outstanding	Contractual Wgt Avg Interest Rate	Maturity Range		Wgt Avg Remaining Term
			From	To
Excluding impact of derivative instruments:
Fixed-rate debt	4,219,894	4.23%	Apr 2020	Jun 2029	3.8
Floating-rate debt	3,046,202	4.04%	Apr 2022	Dec 2025	3.9

Including impact of derivative instruments:
Fixed-rate debt	4,219,894	4.23%
Hedged floating-rate debt	1,890,927	3.86%
Total fixed and hedged debt	6,110,821	4.11%
Unhedged floating-rate debt	1,155,275	4.04%
Total	7,266,096	4.10%

The Company recorded debt termination expense of $0.6 million for the three and six months ended June 30, 2019, and $0.5 million for the three and six months ended June 30, 2018.

On February 8, 2019, the Company increased its borrowing capacity on an Asset-Backed Securitization Warehouse facility from $300.0 million to $800.0 million.

On May 16, 2019, the Company amended an existing $1,125.0 million revolving credit facility which reduced interest rates to LIBOR plus 1.50% and extended the maturity date to May 16, 2024.

On May 31, 2019, the Company extinguished a term loan and paid the outstanding balance of $210.3 million.

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

creditors of the Company or its affiliates until and unless the related secured borrowings have been fully discharged. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings.

The Company's asset-backed warehouse facilities have a combined maximum borrowing capacity of $1,200.0 million. One facility has a borrowing capacity of $400.0 million that is available on a revolving basis until September 28, 2020, after which any borrowings would convert to term notes with a maturity date of September 20, 2024. This facility has a contractual interest rate of one-month LIBOR plus 1.85% margin until the conversion date when it would have a contractual interest rate of one-month LIBOR plus 2.85%. The second facility has a borrowing capacity of $800.0 million that is available on a revolving basis until December 13, 2021, paying interest at LIBOR plus 1.75%, after which any borrowings will convert to term notes with a maturity date of December 15, 2025, paying interest at LIBOR plus 2.85%.

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

Note 8—Derivative Instruments

Interest Rate Hedging

The Company enters into derivative agreements to manage interest rate risk exposure. Interest rate swap agreements are utilized to limit the Company's exposure to interest rate risk by converting a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. Interest rate swaps involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the lives of the agreements without an exchange of the underlying principal amounts. The Company also utilizes interest cap agreements to manage interest rate risk exposure. Interest cap agreements place a ceiling on the borrower's exposure to rising interest rates.

The counterparties to these agreements are highly rated financial institutions. In the unlikely event that the counterparties fail to meet the terms of these agreements, the Company's exposure is limited to the interest rate differential on the notional amount at each monthly settlement period over the life of the agreements. The Company does not anticipate any non-performance by the counterparties. Substantially all of the assets of certain indirect, wholly-owned subsidiaries of the Company have been pledged as collateral for the underlying indebtedness and the amounts payable under the agreements for each of these entities. In addition, certain assets of the Company's subsidiaries, are pledged as collateral for various credit facilities and the amounts payable under certain agreements.

During the three months ended June 30, 2019, the Company entered into the following hedging instruments:

Derivative Instrument	Date Effective	Notional Amount	Indexed To	Scheduled Maturity
Interest rate swap	6/20/2019	$75.0 million	1 month LIBOR	6/20/2026
Interest rate swap	6/20/2019	$75.0 million	1 month LIBOR	6/20/2026
Forward starting interest rate swap	4/15/2020	$100.0 million	1 month LIBOR	4/15/2027
Forward starting interest rate swap	4/15/2020	$100.0 million	1 month LIBOR	4/15/2027
Interest rate cap	6/20/2019	$200.0 million	1 month LIBOR	12/20/2021

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2019, the Company had interest rate cap and swap agreements in place to fix interest rates on a portion of its borrowings under debt facilities with floating interest rates as summarized below:

Derivatives	Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Cap Rate	Weighted Average Remaining Term
Interest Rate Swap(1)	$1,890.9 million	2.21%	n/a	4.3 years
Interest Rate Cap	$200.0 million	n/a	5.5%	2.5 years
___________________________________________________

(1)	The impact of forward starting swaps with total notional amount of $200.0 million will increase the weighted average remaining term to 4.9 years.

The following table summarizes the impact of derivative instruments on the consolidated statements of operations and the consolidated statements of comprehensive income on a pretax basis (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30, 2019
Derivative Instrument	Financial statement caption	2019	2018	2019	2018
Non-designated interest rate swaps	Realized (gain) loss on derivative instruments, net	$(669)	$(492)	$(1,373)	$(740)
Non-designated interest rate swaps	Unrealized (gain) loss on derivative instruments, net	$1,267	$(111)	$2,253	$(1,297)
Designated interest rate hedges	Other comprehensive (income) loss	$35,330	$(6,355)	$51,797	$(22,168)
Designated interest rate hedges	Interest and debt (income) expense	$(2,307)	$(1,854)	$(4,662)	$(3,678)

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

The Company presents the gross assets and liabilities of its derivative financial instruments on the consolidated balance sheet. Any amounts of cash collateral received or posted related to derivative instruments are included in Other Assets on the consolidated balance sheet and are presented in operating activities of the consolidated statements of cash flows. As of June 30, 2019, there was cash collateral of $12.1 million related to interest rate swap contracts.

The fair value of derivative instruments on the Company's consolidated balance sheets as of June 30, 2019 and December 31, 2018 was as follows (in thousands):

	Asset Derivatives		Liability Derivatives
Derivative Instrument	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Interest rate hedges, designated	$542	$10,531	$53,550	$10,966
Interest rate hedges, non-designated	1,140	3,392	—	—
Total derivatives	$1,682	$13,923	$53,550	$10,966

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

These operating segments were determined based on the chief operating decision maker's review and resource allocation of the products and service offered.

The following tables summarize segment information and the consolidated totals reported (in thousands):

	Three Months Ended June 30,
	2019			2018
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$337,897	$669	$338,566	$328,188	$1,583	$329,771
Trading margin	—	4,496	4,496	—	3,994	3,994
Net gain on sale of leasing equipment	7,519	—	7,519	11,105	—	11,105
Depreciation and amortization expense	135,181	167	135,348	133,810	84	133,894
Interest and debt expense	81,883	377	82,260	78,641	386	79,027
Realized (gain) loss on derivative instruments, net	(667)	(2)	(669)	(491)	(1)	(492)
Income before income taxes(1)(3)	92,294	3,669	95,963	116,430	6,605	123,035
Purchases of leasing equipment and investments in finance leases(2)	$106,005	$—	$106,005	$625,339	$—	$625,339

	Six Months Ended June 30,
	2019			2018
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$677,967	$1,458	$679,425	$642,617	$2,251	$644,868
Trading margin	—	8,083	8,083	—	6,985	6,985
Net gain on sale of leasing equipment	15,988	—	15,988	20,323	—	20,323
Depreciation and amortization expense	269,603	354	269,957	263,664	663	264,327
Interest and debt expense	165,057	723	165,780	153,415	710	154,125
Realized (gain) loss on derivative instruments, net	(1,369)	(4)	(1,373)	(739)	(1)	(740)
Income before income taxes(1)(3)	190,760	6,850	197,610	206,396	8,821	215,217
Purchases of leasing equipment and investments in finance leases(2)	$149,986	$—	$149,986	884,007	$—	$884,007

(1)
Segment income before income taxes excludes unrealized gains or losses on derivative instruments and debt termination expense. The Company recorded unrealized losses on derivative instruments of $1.3 million and $2.3 million for the three and six months ended June 30, 2019, respectively, and unrealized gains on derivative instruments of $0.1 million and $1.3 million for the three and six months ended June 30, 2018, respectively. The Company recorded debt termination expense of $0.6 million for the three and six months ended June 30, 2019 and $0.5 million for the three and six months ended June 30, 2018.

(2)
Represents cash disbursements for purchases of leasing equipment and investments in finance leases as reflected in the consolidated statements of cash flows for the periods indicated, but excludes cash flows associated with the purchase of equipment held for resale.

(3)	Equipment leasing segment includes gain on sale of an office building of $21.0 million for the three and six months ended June 30, 2018.

	June 30, 2019			December 31, 2018
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Equipment held for sale	$62,613	$29,155	$91,768	$46,968	$19,485	$66,453
Goodwill	220,864	15,801	236,665	220,864	15,801	236,665
Total assets	$9,943,110	$52,723	$9,995,833	$10,224,421	$45,592	$10,270,013

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the geographic allocation of equipment leasing revenues for the three and six months ended June 30, 2019 and 2018 based on the Company's customers' primary domicile (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total equipment leasing revenues:
Asia	$134,355	$134,751	$271,805	$264,941
Europe	163,436	154,482	325,993	298,131
Americas	30,908	30,102	61,690	61,152
Bermuda	539	721	1,217	1,334
Other International	9,328	9,715	18,720	19,310
Total	$338,566	$329,771	$679,425	$644,868

Since the majority of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, all of the Company's long-lived assets are considered to be international.

The following table summarizes the geographic allocation of equipment trading revenues for the three and six months ended June 30, 2019 and 2018 based on the location of the sale (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total equipment trading revenues:
Asia	$3,693	$3,261	$6,985	$5,715
Europe	7,560	5,064	12,431	9,353
Americas	9,288	7,773	16,053	12,757
Bermuda	—	—	—	—
Other International	2,668	2,001	5,568	3,649
Total	$23,209	$18,099	$41,037	$31,474

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

Container Equipment Purchase Commitments

At June 30, 2019, the Company had commitments to purchase equipment in the amount of $4.5 million payable in 2019.

Note 11—Income Taxes

The Company's effective tax rates were 8.5% and 13.0% for the three months ended June 30, 2019 and 2018, and 8.2% and 12.2% for the six months ended June 30, 2019 and 2018, respectively. The Company has computed the provision for income taxes based on the estimated annual effective tax rate and the application of discrete items, if any, in the applicable period.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Related Party Transactions

The Company holds a 50% interest in TriStar Container Services (Asia) Private Limited (“TriStar”), which is primarily engaged in the selling and leasing of container equipment in the domestic and short sea markets in India. The Company's equity investment in TriStar is included in other assets on the consolidated balance sheet. The Company received payments on direct finance lease of $0.4 million and $0.9 million for the three and six months ended June 30, 2019, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2018, respectively. The Company has a direct finance lease balance of $11.3 million and $10.7 million as of June 30, 2019 and December 31, 2018.

Note 13—Noncontrolling Interest

During the first quarter of 2019, the Company acquired from third party investors an additional 30% of membership interest in Triton Container Investments LLC for an aggregate of $71.0 million in cash, bringing the Company's total membership interest in Triton Container Investments LLC to 86%. The effective date of the purchase was January 1, 2019.

Effective April 1, 2019, the Company acquired all of the remaining membership interest in Triton Container Investments LLC for an aggregate of $32.0 million in cash.

Note 14—Subsequent Events

The Company's Board of Directors has approved and declared a cash dividend of $0.53125 per share on its issued and outstanding 8.5% Series A Preference shares, payable on September 16, 2019 to holders of record at the close of business on September 9, 2019.

The Company's Board of Directors has approved and declared an initial cash dividend of $0.45 per share on its issued and outstanding 8.00% Series B Preference shares, payable on September 16, 2019 to holders of record at the close of business on September 9, 2019.

The Company's Board of Directors also approved and declared a quarterly cash dividend of $0.52 per share on its issued and outstanding common shares, payable on September 26, 2019 to holders of record at the close of business on September 5, 2019.

On July 8, 2019, the Company entered into a new $325.0 million revolving credit facility with an interest rate of one-month LIBOR plus 1.75%. The facility is available on a revolving basis through July 8, 2021, after which it will convert to a term loan with a maturity date of July 8, 2024.

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

Operations

Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of June 30, 2019, our total fleet consisted of 3.7 million containers and chassis, representing 6.1 million twenty-foot equivalent units ("TEU") or 7.6 million cost equivalent units ("CEU"). We have an extensive global presence, offering leasing services through 23 offices in 16 countries and approximately 400 third-party container depot facilities in approximately 45 countries as of June 30, 2019. Our primary customers include the world's largest container shipping lines. For the six months ended June 30, 2019, our twenty largest customers accounted for 86% of our lease billings, our five largest customers accounted for 54% of our lease billings, and our two largest customers, CMA CGM S.A. and Mediterranean Shipping Company S.A., accounted for 21% and 14% of our lease billings, respectively.

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

The following tables summarize our equipment fleet as of June 30, 2019, December 31, 2018 and June 30, 2018 indicated in units, TEU and CEU.

	Equipment Fleet in Units			Equipment Fleet in TEU
	June 30, 2019	December 31, 2018	June 30, 2018	June 30, 2019	December 31, 2018	June 30, 2018
Dry	3,312,750	3,340,946	3,243,032	5,433,686	5,476,406	5,307,306
Refrigerated	228,353	228,778	227,040	440,340	440,781	437,038
Special	94,695	93,900	91,688	171,294	169,614	165,002
Tank	12,572	12,509	12,201	12,572	12,509	12,201
Chassis	24,856	24,832	23,405	45,765	45,787	42,884
Equipment leasing fleet	3,673,226	3,700,965	3,597,366	6,103,657	6,145,097	5,964,431
Equipment trading fleet	18,205	13,138	15,406	27,483	21,361	23,622
Total	3,691,431	3,714,103	3,612,772	6,131,140	6,166,458	5,988,053

	Equipment Fleet in CEU (1)
	June 30, 2019	December 31, 2018	June 30, 2018
Operating leases	6,977,613	7,009,605	7,047,168
Finance leases	536,011	538,867	320,763
Equipment trading fleet	48,979	47,476	56,048
Total	7,562,603	7,595,948	7,423,979

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

The following table summarizes the percentage of our equipment fleet in terms of units and CEU as of June 30, 2019:

Equipment Type	Percentage of total fleet in units	Percentage of total fleet in CEU
Dry	89.7%	62.6%
Refrigerated	6.2	29.7
Special	2.6	3.0
Tank	0.3	2.7
Chassis	0.7	1.4
Equipment leasing fleet	99.5	99.4
Equipment trading fleet	0.5	0.6
Total	100.0%	100.0%

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

The following table summarizes our lease portfolio by lease type, based on CEU on-hire as of June 30, 2019, December 31, 2018 and June 30, 2018:

Lease Portfolio	June 30, 2019	December 31, 2018	June 30, 2018
Long-term leases	66.9%	66.6%	71.1%
Finance leases	7.6	7.5	4.6
Service leases	8.5	11.3	13.3
Expired long-term leases (units on-hire)	17.0	14.6	11.0
Total	100.0%	100.0%	100.0%

As of June 30, 2019, December 31, 2018 and June 30, 2018, our long-term and finance leases combined had an average remaining contractual term of approximately 49 months, 47 months, and 43 months, respectively, assuming no leases are renewed.

Operating Performance

Triton's performance was solid during the second quarter of 2019, though market conditions were mixed. While container supply and demand were generally well balanced, lease transaction and container pick-up activity remained slow despite the start of the traditional summer peak season. Global economic conditions have softened this year, and the ongoing trade dispute between the United States and China continues to create uncertainty and impact shipping activity. We expect lease transaction activity will increase slightly in the third quarter, though it is unlikely to match the strong peak season activity levels we experienced in 2017 and 2018.

Fleet size. As of June 30, 2019, our revenue earning assets had a net book value of $9.2 billion and our fleet size on a CEU basis was 7.6 million CEUs, which represents decreases of 2.6% and 0.4%, respectively, compared to December 31, 2018. The moderate decrease in our fleet size on a net book value and CEU basis was due to limited procurement in 2019 as a result of the slower pace of new lease transactions. Through July 19, 2019, we have invested $146.7 million in containers for delivery in 2019.

The net book value of our revenue earning assets decreased 0.6% from June 30, 2018 to June 30, 2019 due to our limited procurement in 2019. However, the average net book value of our revenue earning assets and average debt outstanding increased from the second quarter of 2018 to the second quarter of 2019, and the change in our average balances drives changes in our leasing revenue, depreciation expense and interest expense. The directional difference between the change in our average and ending fleet and debt balances was caused by the combination of steady fleet growth throughout 2018 followed by limited investment and a decrease in fleet size in 2019.

Utilization. Our utilization averaged 97.2% during the second quarter of 2019, down 1.6% from the second quarter of 2018. Container supply and demand was generally well balanced, though normal drop-off activity coupled with decreased levels of container pick-ups caused our utilization to decrease slightly. We expect our utilization will remain in the current range as the traditional summer peak season for dry containers continues. As of July 19, 2019, our utilization was 96.8%.

The following table summarizes the equipment fleet utilization(1) for the periods indicated below:

	Quarter Ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Average Utilization (1)	97.2%	97.6%	98.2%	98.7%	98.8%
Ending Utilization (1)	97.0%	97.4%	97.8%	98.6%	98.7%

(1)	Utilization is computed by dividing our total units on lease (in CEU) by the total units in our fleet (in CEU) excluding new units not yet leased and off-hire units designated for sale.

Average lease rates. Average lease rates for our dry container product line decreased by 1.3% in the second quarter of 2019 compared to the second quarter of 2018, reflecting the impact of several large lease extensions completed during 2019 at rates below our portfolio average. Market lease rates decreased during the first half of 2019 mainly due to a decrease in new container prices. Our average dry container lease rates will continue to trend down if new container prices remain at their current low level.

Average lease rates for our refrigerated container product line decreased by 4.3% in the second quarter of 2019 compared to the second quarter of 2018. The cost of refrigerated containers has trended down over the last few years, which has led to lower market lease rates. Market lease rates for refrigerated containers have also been pressured for several years by new leasing company entrants. Market lease rates for refrigerated containers remain below the average lease rates of our refrigerated container lease portfolio, and we expect our average lease rates for refrigerated containers to continue to gradually trend down.

The average lease rates for special containers remained flat in the second quarter of 2019 compared to the second quarter of 2018. Current market lease rates for special containers are comparable to the average lease rates in our lease portfolio.

Equipment disposals. Disposal volumes of our used dry containers increased 60.0% in the second quarter of 2019 from the second quarter of 2018 mainly as a result of increased container redeliveries. Average used dry container disposal prices decreased by 14.0% in the second quarter of 2019 compared to the second quarter of 2018, reflecting an increase in inventories of containers held for sale and lower new container prices. However, our average used container selling prices remain well above our accounting residual values and we continue to generate substantial gains on used container disposals.

Credit Risk.    We faced minimal credit losses in the second quarter of 2019. However, our credit risk remains elevated due to the ongoing financial pressure faced by our shipping line customers. The container shipping industry has faced several years of weak freight rates and poor financial results due to excess vessel capacity resulting from aggressive ordering of mega container vessels. Most of our customers have recently generated financial losses and many are burdened with high levels of debt. In addition, we anticipate the high volume of new vessels entering service over the next several years will complicate our customers’ efforts to increase freight rates, and new environmental regulations expected to become effective in January 2020 will increase the cost of fuel and potentially require our shipping line customers to make large capital outlays. As a result, we expect our customers’ financial performance will remain under pressure for some time. The increased tariffs imposed on certain goods traded between the United States and China and the threat of additional tariffs could lead to reduced trade and lower freight rates and further increase the financial pressure on our customers.

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2019 and 2018 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Leasing revenues:
Operating leases	$328,370	$324,954	$658,792	$635,185
Finance leases	10,196	4,817	20,633	9,683
Total leasing revenues	338,566	329,771	679,425	644,868

Equipment trading revenues	23,209	18,099	41,037	31,474
Equipment trading expenses	(18,713)	(14,105)	(32,954)	(24,489)
Trading margin	4,496	3,994	8,083	6,985

Net gain on sale of leasing equipment	7,519	11,105	15,988	20,323
Net gain on sale of building	—	20,953	—	20,953

Operating expenses:
Depreciation and amortization	135,348	133,894	269,957	264,327
Direct operating expenses	18,097	10,195	34,899	21,243
Administrative expenses	19,988	20,774	38,175	40,327
Provision (reversal) for doubtful accounts	521	(25)	379	(126)
Total operating expenses	173,954	164,838	343,410	325,771
Operating income (loss)	176,627	200,985	360,086	367,358
Other expenses:
Interest and debt expense	82,260	79,027	165,780	154,125
Realized (gain) loss on derivative instruments, net	(669)	(492)	(1,373)	(740)
Unrealized (gain) loss on derivative instruments, net	1,267	(111)	2,253	(1,297)
Debt termination expense	558	503	558	503
Other (income) expense, net	(927)	(585)	(1,931)	(1,244)
Total other expenses	82,489	78,342	165,287	151,347
Income (loss) before income taxes	94,138	122,643	194,799	216,011
Income tax expense (benefit)	8,042	15,890	15,892	26,393
Net income	$86,096	$106,753	$178,907	$189,618
Less: income (loss) attributable to noncontrolling interest	—	1,883	592	3,856
Less: dividend on preferred shares	2,025	—	2,330	—
Net income (loss) attributable to common shareholders	$84,071	$104,870	$175,985	$185,762

The following table summarizes our comparative results of operations for the three months ended June 30, 2019 and 2018 (in thousands).

	Three Months Ended June 30,
	2019	2018	Variance
Leasing revenues:
Operating leases	$328,370	$324,954	$3,416
Finance leases	10,196	4,817	5,379
Total leasing revenues	338,566	329,771	8,795

Equipment trading revenues	23,209	18,099	5,110
Equipment trading expenses	(18,713)	(14,105)	(4,608)
Trading margin	4,496	3,994	502

Net gain on sale of leasing equipment	7,519	11,105	(3,586)
Net gain on sale of building	—	20,953	(20,953)

Operating expenses:
Depreciation and amortization	135,348	133,894	1,454
Direct operating expenses	18,097	10,195	7,902
Administrative expenses	19,988	20,774	(786)
Provision (reversal) for doubtful accounts	521	(25)	546
Total operating expenses	173,954	164,838	9,116
Operating income (loss)	176,627	200,985	(24,358)
Other expenses:
Interest and debt expense	82,260	79,027	3,233
Realized (gain) loss on derivative instruments, net	(669)	(492)	(177)
Unrealized (gain) loss on derivative instruments, net	1,267	(111)	1,378
Debt termination expense	558	503	55
Other (income) expense, net	(927)	(585)	(342)
Total other expenses	82,489	78,342	4,147
Income (loss) before income taxes	94,138	122,643	(28,505)
Income tax expense (benefit)	8,042	15,890	(7,848)
Net income	$86,096	$106,753	$(20,657)
Less: income (loss) attributable to noncontrolling interest	—	1,883	(1,883)
Less: dividend on preferred shares	2,025	—	2,025
Net income (loss) attributable to common shareholders	$84,071	$104,870	$(20,799)

Comparison of the three months ended June 30, 2019 and 2018

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

	Three Months Ended June 30,
	2019	2018	Variance
Leasing revenues:
Operating leases
Per diem revenues	$312,042	$314,123	$(2,081)
Fee and ancillary revenues	16,328	10,831	5,497
Total operating lease revenues	328,370	324,954	3,416
Finance leases	10,196	4,817	5,379
Total leasing revenues	$338,566	$329,771	$8,795

Total leasing revenues were $338.6 million, net of lease intangible amortization of $9.8 million, for the three months ended June 30, 2019, compared to $329.8 million, net of lease intangible amortization of $15.2 million, in the same period in 2018, an increase of $8.8 million.

Per diem revenues were $312.0 million for the three months ended June 30, 2019 compared to $314.1 million in the same period in 2018, a decrease of $2.1 million. The primary reasons for this decrease are as follows:

•
$9.8 million decrease due to the reclassification of certain contracts from operating leases to finance leases in the fourth quarter of 2018 as a result of the renegotiation and extension of the contracts; and

•	$4.3 million decrease due to a decrease in average CEU per diem rates; partially offset by

•	$6.6 million increase due to an increase in CEU fleet size partially offset by a decline in utilization; and

•	$5.4 million increase due to a decrease in lease intangible amortization.

Fee and ancillary lease revenues were $16.3 million for the three months ended June 30, 2019 compared to $10.8 million in the same period in 2018, an increase of $5.5 million. The increase was primarily due to an increase in redelivery fees as a result of higher volume of redeliveries.

Finance lease revenues were $10.2 million for the three months ended June 30, 2019 compared to $4.8 million in the same period in 2018, an increase of $5.4 million. The increase was due to the addition of several finance leases, primarily in the fourth quarter of 2018, as a result of the renegotiation and extension of certain contracts that were reclassified from operating leases to finance leases. This increase was partially offset by the runoff of the existing portfolio.

Trading margin.    Trading margin was $4.5 million for the three months ended June 30, 2019 compared to $4.0 million in the same period in 2018, an increase of $0.5 million. The increase was due to an increase in trading volume, partially offset by a decrease in per unit margins.

Net gain on sale of leasing equipment.    Gain on sale of equipment was $7.5 million for the three months ended June 30, 2019 compared to $11.1 million in the same period in 2018, a decrease of $3.6 million. The decrease is primarily due to a 14.0% decrease in average dry container selling prices. These decreases were partially offset by a 60.0% increase in selling volumes.

Net gain on sale of building. On April 20, 2018 we completed the sale of an office building for net proceeds of $27.6 million and recognized a gain of $21.0 million.

Depreciation and amortization.    Depreciation and amortization was $135.3 million for the three months ended June 30, 2019 compared to $133.9 million in the same period in 2018, an increase of $1.4 million. The primary reasons for the increase are as follows:

•	$10.6 million increase due to an increase in the average size of our depreciable fleet; partially offset by

•	$3.9 million decrease due to an increase in the number of containers that are fully depreciated; and

•
$5.3 million decrease due to the reclassification of certain contracts from operating leases to finance leases in the fourth quarter of 2018 as a result of the renegotiation and extension of the contracts.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment from locations with weak leasing demand. Direct operating expenses were $18.1 million for the three months ended June 30, 2019 compared to $10.2 million in the same period in 2018, an increase of $7.9 million. The primary reasons for the increase are as follows:

•	$4.7 million increase in storage expense as a result of a decrease in utilization; and

•	$1.4 million increase in repair costs due to an increase in the volume of container redeliveries.

Administrative expenses.    Administrative expenses were $20.0 million for the three months ended June 30, 2019 compared to $20.8 million in the same period in 2018, a decrease of $0.8 million. The decrease is primarily due to a decrease in professional fees.

Interest and debt expense.    Interest and debt expense was $82.3 million for the three months ended June 30, 2019, compared to $79.0 million in the same period in 2018, an increase of $3.3 million. The primary reasons for the increase are as follows:

•	$3.8 million increase due to an increase in the average debt balance of $340.5 million for the three months ended June 30, 2019 compared to the same period in 2018; partially offset by a

•	$0.6 million decrease due to a decrease in the average effective interest rate to 4.39% for the three months ended June 30, 2019 compared to 4.42% in the same period in 2018.

Realized (gain) loss on derivative instruments, net.     Realized gain on derivative instruments, net was $0.7 million for the three months ended June 30, 2019, compared to $0.5 million in the same period in 2018, an increase of $0.2 million. This increase is primarily due to an increase in the average one-month LIBOR rate, partially offset by the reduction of the underlying derivative notional amounts due to amortization, terminations, and expirations in the three months ended June 30, 2019 compared to the same period in 2018.

Unrealized (gain) loss on derivative instruments. Unrealized loss on derivative instruments, net was $1.3 million for the three months ended June 30, 2019 compared to an unrealized gain of $0.1 million in the same period in 2018. The increase in unrealized losses is primarily due to a decrease in long-term interest rates during the second quarter of 2019 compared with an increase in long-term interest rates during the same period of 2018.

Income taxes. Income tax expense was $8.0 million for the three months ended June 30, 2019 compared to $15.9 million in the same period in 2018, a decrease in income tax expense of $7.9 million. The decrease in income tax expense was primarily the result of a decrease in pre-tax income and an increase in the portion of income generated in lower tax jurisdictions in the three months ended June 30, 2019.

Income attributable to noncontrolling interests. There was no income attributable to noncontrolling interests for the three months ended June 30, 2019 compared to $1.9 million in the same period in 2018. The remaining 14% third-party partnership interests in Triton Container Investments LLC was acquired effective April 1, 2019.

Results of Operations

The following table summarizes our comparative results of operations for the six months ended June 30, 2019 and 2018 (in thousands).

	Six Months Ended June 30,
	2019	2018	Variance
Leasing revenues:
Operating leases	$658,792	$635,185	$23,607
Finance leases	20,633	9,683	10,950
Total leasing revenues	679,425	644,868	34,557

Equipment trading revenues	41,037	31,474	9,563
Equipment trading expenses	(32,954)	(24,489)	(8,465)
Trading margin	8,083	6,985	1,098

Net gain on sale of leasing equipment	15,988	20,323	(4,335)
Net gain on sale of building	—	20,953	(20,953)

Operating expenses:
Depreciation and amortization	269,957	264,327	5,630
Direct operating expenses	34,899	21,243	13,656
Administrative expenses	38,175	40,327	(2,152)
Provision (reversal) for doubtful accounts	379	(126)	505
Total operating expenses	343,410	325,771	17,639
Operating income (loss)	360,086	367,358	(7,272)
Other expenses:
Interest and debt expense	165,780	154,125	11,655
Realized (gain) loss on derivative instruments, net	(1,373)	(740)	(633)
Unrealized (gain) loss on derivative instruments, net	2,253	(1,297)	3,550
Debt termination expense	558	503	55
Other (income) expense, net	(1,931)	(1,244)	(687)
Total other expenses	165,287	151,347	13,940
Income (loss) before income taxes	194,799	216,011	(21,212)
Income tax expense (benefit)	15,892	26,393	(10,501)
Net income	$178,907	$189,618	$(10,711)
Less: income (loss) attributable to noncontrolling interest	592	3,856	(3,264)
Less: dividend on preferred shares	2,330	—	2,330
Net income (loss) attributable to common shareholders	$175,985	$185,762	$(9,777)

Comparison of the six months ended June 30, 2019 and 2018

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

	Six Months Ended June 30,
	2019	2018	Variance
Leasing revenues:
Operating leases
Per diem revenues	$627,394	$614,815	$12,579
Fee and ancillary revenues	31,398	20,370	11,028
Total operating lease revenues	658,792	635,185	23,607
Finance leases	20,633	9,683	10,950
Total leasing revenues	$679,425	$644,868	$34,557

Total leasing revenues were $679.4 million, net of lease intangible amortization of $20.5 million, for the six months ended June 30, 2019, compared to $644.9 million, net of lease intangible amortization of $32.5 million, in the same period in 2018, an increase of $34.5 million.

Per diem revenues were $627.4 million for the six months ended June 30, 2019 compared to $614.8 million in the same period in 2018, an increase of $12.6 million. The primary reasons for this increase are as follows:

•	$23.8 million increase due to an increase in average fleet size partially offset by a decrease in utilization; and

•	$12.0 million increase due to reduced lease intangible amortization; partially offset by

•	$3.8 million decrease due to a decrease in average CEU per diem rates; and

•
$19.5 million decrease due to the reclassification of certain contracts from operating leases to finance leases in the fourth quarter of 2018 as a result of the renegotiation and extension of the contracts.

Fee and ancillary lease revenues were $31.4 million for the six months ended June 30, 2019 compared to $20.4 million in the same period in 2018, an increase of $11.0 million. The increase was primarily due to an increase in redelivery fees associated with a higher volume of container redeliveries.

Finance lease revenues were $20.6 million for the six months ended June 30, 2019 compared to $9.7 million in the same period in 2018, an increase of $10.9 million. The increase was due to the addition of several finance leases, primarily in the fourth quarter of 2018, as a result of the renegotiation and extension of certain contracts that were reclassified from operating leases to finance leases. This increase was partially offset by the runoff of the existing portfolio.

Trading margin.    Trading margin was $8.1 million for the six months ended June 30, 2019 compared to $7.0 million in the same period in 2018, an increase of $1.1 million. The increase was due to an increase in trading volume, partially offset by decrease in per unit margins.

Net gain (loss) on sale of leasing equipment.    Gain on sale of equipment was $16.0 million for the six months ended June 30, 2019 compared to $20.3 million in the same period in 2018, a decrease of $4.3 million. The decrease was primarily due to a 10.0% decrease in average used dry container selling prices. These decreases were partially offset by a 50.0% increase in selling volumes.

Net gain on sale of building. On April 20, 2018 we completed the sale of an office building for net proceeds of $27.6 million and recognized a gain of $21.0 million.

Depreciation and amortization.    Depreciation and amortization was $270.0 million for the six months ended June 30, 2019 compared to $264.3 million in the same period in 2018, an increase of $5.7 million. The primary reasons for the increase are as follows:

•	$24.9 million increase due to a net increase in the size of our depreciable fleet, partially offset by

•	$8.4 million decrease due to an increase in the number of containers that are fully depreciated; and

•
$10.6 million decrease due to the reclassification of certain contracts from operating leases to finance leases in the fourth quarter of 2018 as a result of the renegotiation and extension of the contracts.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment from locations with weak leasing demand. Direct operating expenses were $34.9 million for the six months ended June 30, 2019 compared to $21.2 million in the same period in 2018, an increase of $13.7 million. The primary reasons for the increase are as follows:

•	$8.3 million increase in storage expense as a result of a decrease in utilization; and

•	$3.8 million increase in repair expense due to an increase in the volume of redeliveries.

Administrative expenses.    Administrative expenses were $38.2 million for the six months ended June 30, 2019 compared to $40.3 million in the same period in 2018, a decrease of $2.1 million. The primary reasons for this increase are as follows:

•	$1.4 million decrease due to a decrease in professional fees; and

•	$1.0 million decrease due to a decrease in payroll and benefit expenses.

Interest and debt expense.    Interest and debt expense was $165.8 million for the six months ended June 30, 2019, compared to $154.1 million in the same period in 2018, an increase of $11.7 million. The primary reasons for the increase are as follows:

•	$9.6 million increase due to an increase in our average debt balance of $435.4 million and

•
$2.1 million increase due to an increase in the average effective interest rate to 4.42% compared to 4.36% in the same period in 2018. The increase in the effective interest rate was primarily due to an increase in short-term interest rates on our unhedged variable-rate debt facilities.

Realized (gain) loss on derivative instruments, net.     Realized gain on derivative instruments, net was $1.4 million for the six months ended June 30, 2019, compared to $0.7 million in the same period in 2018, an increase of $0.7 million. This increase is primarily due to an increase in the average one-month LIBOR rate, partially offset by the reduction of the underlying derivative notional amounts due to amortization, terminations, and expirations in the six months ended June 30, 2019 compared to the same period in 2018.

Unrealized loss (gain) on derivative instruments. Unrealized loss on derivative instruments, net was $2.3 million for the six months ended June 30, 2019 compared to a gain of $1.3 million in the same period in 2018. The increase in unrealized loss in 2019 was due to a decrease in long-term interest rates during the six months ended June 30, 2019 compared with an increase in long-term interest rates during the same period of 2018.

Income taxes. Income tax expense was $15.9 million for the six months ended June 30, 2019 compared to $26.4 million in the same period in 2018, a decrease in income tax expense of $10.5 million. The decrease in income tax expense was primarily the result of a decrease in pre-tax income and an increase in the portion of income generated in lower tax jurisdictions in the six months ended June 30, 2019.

Income attributable to noncontrolling interests. Income attributable to noncontrolling interests was $0.6 million for the six months ended June 30, 2019 compared to $3.9 million in the same period in 2018. 30% of third-party partnership interests in Triton Container Investments LLC were acquired effective January 1, 2019 and the remaining 14% of third-party partnership interest was acquired effective April 1, 2019.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, and borrowings under our credit facilities. Our principal uses of cash include capital expenditures, debt service requirements, paying dividends, and repurchasing our common shares.

For the trailing twelve months ending June 30, 2019, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment, was $1,227.3 million. In addition, as of June 30, 2019, we had $45.6 million of cash and cash equivalents and $1,352.0 million of additional borrowing capacity under our current credit facilities.

As of June 30, 2019, our cash commitments in the next twelve months include $773.3 million of scheduled principal payments on our existing debt facilities and $15.5 million of committed but unpaid capital expenditures.

We believe that cash provided by operating activities, existing cash, proceeds from the sale of our leasing equipment, and availability under our borrowing facilities will be sufficient to meet our obligations over the next twelve months.

Debt Agreements

At June 30, 2019, our outstanding indebtedness was comprised of the following (in millions):

	Amount Outstanding	Maximum Borrowing Level
Institutional notes	$2,004.9	$2,004.9
Asset-backed securitization term notes	2,871.0	2,871.0
Term loan facilities	1,254.9	1,254.9
Asset-backed warehouse facility	410.0	1,200.0
Revolving credit facilities	673.0	1,235.0
Capital lease obligations	52.3	52.3
Total debt outstanding	7,266.1	8,618.1
Debt costs	(43.5)	—
Unamortized debt premiums & discounts	(4.7)	—
Unamortized fair value debt adjustment	(12.6)	—
Debt, net of unamortized debt costs	$7,205.3	$8,618.1

The maximum borrowing levels depicted in the table above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets. As of June 30, 2019, the actual availability under all of our credit facilities was approximately $667.7 million.

As of June 30, 2019, we had a combined $6,110.8 million of total debt on facilities with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap contracts. This accounts for 84.1% of total debt.

Pursuant to the terms of certain debt agreements, we are required to maintain certain restricted cash accounts. As of June 30, 2019, we had restricted cash of $114.8 million.

For additional information on our debt obligations, please refer to Note 7 "Debt" in the Notes to the Unaudited Consolidated Financial Statements.

Debt Covenants

We are subject to certain financial covenants under our debt agreements. The debt agreements are the obligations of our subsidiaries and all related debt covenants are calculated at the subsidiary level. Failure to comply with these covenants could result in a default under the related credit agreements and the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors. As of June 30, 2019, we were in compliance with all such covenants.

Share Repurchase Program

On April 25, 2019, the Company's Board of Directors authorized a new $200.0 million repurchase program of its common shares, replacing the previous authorization. During the six months ended June 30, 2019, the Company repurchased a total of 4,984,360 common shares at an average price per share of $31.50 for a total of $157.2 million under both the current and previous authorization. As of July 19, 2019, the Company has a total of $136.7 million remaining under the current authorization.

Preferred Share Offering

In March 2019, the Company completed a public offering of Series A, selling 3,450,000 shares and generating $86.3 million of gross proceeds. The estimated costs associated with the offering, inclusive of underwriting discount and other offering expenses, were $3.2 million.

In June 2019, the Company completed a public offering of Series B, selling 5,750,000 shares and generating $143.8 million of gross proceeds. The estimated costs associated with the offering, inclusive of underwriting discount and other offering expenses, were $5.0 million.

The Company intends to use the net proceeds from these offerings for general corporate purposes, including the purchase of containers, the repurchase of outstanding common shares, the payment of dividends, and the repayment or repurchase of outstanding indebtedness.

For additional information, please refer to Note 5 - “Other Equity Matters” in the Notes to the Unaudited Consolidated Financial Statements.

Cash Flow

The following table sets forth certain cash flow information for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by (used in) operating activities	$501,814	$455,186
Net cash provided by (used in) investing activities	$(43,513)	$(772,998)
Net cash provided by (used in) financing activities	$(457,455)	$272,219

Operating Activities

Net cash provided by operating activities increased by $46.6 million to $501.8 million in the six months ended June 30, 2019 compared to $455.2 million in the same period in 2018. The increase was primarily due to the timing of collections on our accounts receivable.

Investing Activities

Net cash used in investing activities decreased by $729.5 million to $43.5 million in the six months ended June 30, 2019, compared to net cash used of $773.0 million in the same period in 2018. The change was primarily due to a $734.0 million decrease in leasing equipment purchases.

Financing Activities

Net cash used in financing activities increased by $729.7 million to $457.5 million in the six months ended June 30, 2019, compared to cash provided by financing activities of $272.2 million in the same period in 2018. The change was primarily due to increased debt payments and decreased debt borrowings as a result of limited procurement in 2019. Additionally, we repurchased common shares for $157.1 million and acquired all outstanding third party partnership interests in Triton Container Investments LLC for $103.0 million. These uses of cash were partially offset by net proceeds of $221.8 million from preferred share offerings.

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

The following table summarizes our contractual obligations and commercial commitments as of June 30, 2019 (in millions):

	Contractual Obligations by Period
Contractual Obligations:	Total	Remaining 2019	2020	2021	2022	2023	Thereafter
Principal debt obligations	$7,213.8	$292.5	$825.7	$812.3	$1,336.3	$1,576.1	$2,370.9
Interest on debt obligations(1)	1,155.9	149.0	274.9	238.8	197.1	145.4	150.7
Capital lease obligations(2)	59.7	4.0	7.9	7.9	7.9	7.9	24.1
Operating leases (mainly facilities)	11.4	1.7	3.3	2.7	2.3	1.4	—
Purchase obligations:
Equipment purchases payable	11.0	11.0	—	—	—	—	—
Equipment purchase commitments	4.5	4.5	—	—	—	—	—
Severance benefit commitment	0.4	0.4	—	—	—	—	—
Total contractual obligations	$8,456.7	$463.1	$1,111.8	$1,061.7	$1,543.6	$1,730.8	$2,545.7

(1)	Amounts include actual interest for fixed debt and estimated interest for floating rate debt based on June 30, 2019 rates and the net effect of our interest rate swaps.

(2)	Amounts include interest.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Interest Rate Risk

We enter into derivative agreements to fix the interest rates on a portion of our floating rate debt. We assess and manage the external and internal risk associated with these derivative instruments in accordance with our overall operating goals. External risk is defined as those risks outside of our direct control, including counterparty credit risk, liquidity risk, systemic risk and legal risk. Internal risk relates to those operational risks within the management oversight structure and includes actions taken in contravention of our policies.

The primary external risk of our derivative agreements is counterparty credit exposure, which is defined as the ability of a counterparty to perform its financial obligations under the agreement. All of our derivative agreements are with highly-rated financial institutions. Credit exposures are measured based on the market value of outstanding derivative instruments. Both current and potential exposures are calculated for each derivative agreement to monitor counterparty credit exposure.

As of June 30, 2019, we had derivative agreements in place to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Derivatives	Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Cap Rate	Weighted Average Remaining Term
Interest Rate Swap(1)	$1,890.9 Million	2.21%	n/a	4.3 years
Interest Rate Cap	$200.0 Million	n/a	5.5%	2.5 years
___________________________________________________

(1)	The impact of forward starting swaps with total notional amount of $200.0 million will increase the weighted average remaining term to 4.9 years.

Certain of our derivative agreements are designated as cash flow hedges for accounting purposes, and any unrealized gains or losses related to the changes in fair value are recognized in accumulated comprehensive income and reclassified to interest and debt expense as they are realized. A portion of our swap portfolio is not designated and changes in the fair value of non-designated interest rate swap agreements are recognized in the consolidated statements of operations as unrealized (gain) loss on derivative instruments, net and reclassified to realized (gain) loss on derivative instruments, net as they are realized.

Approximately 62% of our floating rate debt is hedged using derivative instruments which helps mitigate the impact of changes in short-term interest rates. However, a 100 basis point increase in the interest rates on our floating rate debt (primarily LIBOR) would result in an increase of approximately $11.8 million in interest expense, net of realized gains on our derivative instruments, over the next 12 months.

Foreign currency exchange rate risk

Although we have significant foreign-based operations, the majority of our revenues and our operating expenses are denominated in U.S. dollars. However, we pay our non-U.S. employees in local currencies and certain operating expenses are denominated in foreign currencies. Net foreign currency exchange gains and losses were immaterial for the three and six months ended June 30, 2019 and 2018.

ITEM 4.    CONTROLS AND PROCEDURES.

Our senior management has evaluated the effectiveness and design of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e)), as of June 30, 2019. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded, as of June 30, 2019, that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three and six months ended June 30, 2019, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Share Repurchase Program

The following table provides certain information with respect to the Company's purchases of its common shares during the three months ended June 30, 2019:

	Issuer Purchases of Common Shares(1)
Period	Total number of shares purchased	Average price paid per share	Total number of shares (or units) purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)
April 1, 2019 through April 30, 2019	640,000	32.14	640,000	$200,000
May 1, 2019 through May 31, 2019	956,168	30.95	956,168	$170,389
June 1, 2019 through June 30, 2019	751,658	31.45	751,658	$146,732
Total	2,347,826		2,347,826	$146,732

(1)
On April 25, 2019, the Company's Board of Directors authorized a new $200.0 million repurchase program replacing the previous authorization. The share repurchase authorization will terminate upon completing repurchases of $200 million of common shares unless terminated earlier by the Board.

ITEM 6.    EXHIBITS.

Exhibit Number	Exhibit Description
3.1	Amended and Restated By-Laws, dated July 12, 2016 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed July 14, 2016)
3.2
Certificate of Designations of 8.0% Series B Cumulative Redeemable Perpetual Preference Shares (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed June 20, 2019)

4.1*
Tenth Restated and Amended Credit Agreement dated May 16, 2019, by and among Triton Container International Limited and TAL International Container Corporation, as the Borrowers, , various lenders, Bank of America, N. a., as Administrative Agent and an Issuer, and other parties thereto.

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

TRITON INTERNATIONAL LIMITED

July 25, 2019	By:	/s/ JOHN BURNS
John Burns
Chief Financial Officer