Form 10-Q
period 2019-09-30
Triton International Ltd
filed 2019-10-25
CIK 1660734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2019
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

Victoria Place, 5th Floor, 31 Victoria Street, Hamilton HM 10, Bermuda
(Address of principal executive office)
(441) 294-8033
(Registrant's telephone number including area code)

Canon's Court, 22 Victoria Street, Hamilton HM12, Bermuda
(Former name or former address, if changed since last report)

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

As of October 18, 2019, there were 72,236,507 common shares at $0.01 par value per share of the registrant outstanding.

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

ITEM 1.    FINANCIAL STATEMENTS

TRITON INTERNATIONAL LIMITED
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS:
Leasing equipment, net of accumulated depreciation of $2,836,132 and $2,533,446	$8,519,730	$8,923,451
Net investment in finance leases	431,619	478,065
Equipment held for sale	98,868	66,453
Revenue earning assets	9,050,217	9,467,969
Cash and cash equivalents	46,840	48,950
Restricted cash	111,276	110,589
Accounts receivable, net of allowances of $1,212 and $1,240	245,209	264,382
Goodwill	236,665	236,665
Lease intangibles, net of accumulated amortization of $234,966 and $205,532	63,491	92,925
Other assets	47,303	34,610
Fair value of derivative instruments	882	13,923
Total assets	$9,801,883	$10,270,013
LIABILITIES AND SHAREHOLDERS' EQUITY:
Equipment purchases payable	$34,922	$22,392
Fair value of derivative instruments	75,777	10,966
Accounts payable and other accrued expenses	106,332	99,885
Net deferred income tax liability	291,342	282,129
Debt, net of unamortized debt costs of $42,790 and $44,889	6,985,531	7,529,432
Total liabilities	7,493,904	7,944,804
Shareholders' equity:
Series A Preferred shares, $0.01 par value, 3,450,000 authorized, 3,450,000 and 0 shares issued and outstanding, respectively; at liquidation preference	86,250	—
Series B Preferred shares, $0.01 par value, 5,750,000 authorized, 5,750,000 and 0 shares issued and outstanding, respectively; at liquidation preference	143,750	—
Common shares, $0.01 par value, 270,000,000 shares authorized, 80,973,339 and 80,843,472 shares issued, respectively	810	809
Undesignated shares, $0.01 par value, 20,800,000 and 30,000,000 shares authorized, respectively, no shares issued and outstanding	—	—
Treasury shares, at cost, 8,442,311 and 1,853,148 shares, respectively	(267,233)	(58,114)
Additional paid-in capital	907,022	896,811
Accumulated earnings	1,493,765	1,349,627
Accumulated other comprehensive income (loss)	(56,385)	14,563
Total shareholders' equity	2,307,979	2,203,696
Noncontrolling interests	—	121,513
Total equity	2,307,979	2,325,209
Total liabilities and equity	$9,801,883	$10,270,013

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Leasing revenues:
Operating leases	$326,800	$346,461	$985,592	$981,646
Finance leases	9,868	3,617	30,501	13,300
Total leasing revenues	336,668	350,078	1,016,093	994,946

Equipment trading revenues	25,796	25,292	66,833	56,766
Equipment trading expenses	(21,646)	(19,482)	(54,600)	(43,971)
Trading margin	4,150	5,810	12,233	12,795

Net gain on sale of leasing equipment	6,196	7,055	22,184	27,378
Net gain on sale of building	—	—	—	20,953

Operating expenses:
Depreciation and amortization	133,367	141,337	403,324	405,664
Direct operating expenses	20,457	11,489	55,356	32,732
Administrative expenses	18,496	19,966	56,671	60,293
Provision (reversal) for doubtful accounts	126	677	505	551
Total operating expenses	172,446	173,469	515,856	499,240
Operating income (loss)	174,568	189,474	534,654	556,832
Other expenses:
Interest and debt expense	77,401	82,502	243,181	236,627
Realized (gain) loss on derivative instruments, net	(539)	(608)	(1,912)	(1,348)
Unrealized (gain) loss on derivative instruments, net	504	322	2,757	(975)
Debt termination expense	1,870	1,348	2,428	1,851
Other (income) expense, net	(116)	492	(2,047)	(752)
Total other expenses	79,120	84,056	244,407	235,403
Income (loss) before income taxes	95,448	105,418	290,247	321,429
Income tax expense (benefit)	4,845	9,789	20,737	36,182
Net income	$90,603	$95,629	$269,510	$285,247
Less: income (loss) attributable to noncontrolling interest	—	1,393	592	5,249
Less: dividend on preferred shares	4,708	—	7,038	—
Net income (loss) attributable to common shareholders	$85,895	$94,236	$261,880	$279,998
Net income per common share—Basic	$1.18	$1.18	$3.49	$3.50
Net income per common share—Diluted	$1.17	$1.17	$3.47	$3.47
Cash dividends paid per common share	$0.52	$0.52	$1.56	$1.49
Weighted average number of common shares outstanding—Basic	72,689	80,064	74,984	80,026
Dilutive restricted shares	560	664	573	594
Weighted average number of common shares outstanding—Diluted	73,249	80,728	75,557	80,620

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$90,603	$95,629	$269,510	$285,247
Other comprehensive income (loss), net of tax:
Change in derivative instruments designated as cash flow hedges	(20,784)	4,159	(66,624)	21,623
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges	(1,020)	(1,686)	(4,485)	(4,619)
Cumulative effect for the adoption of ASU 2017-12, net of income tax effect	—	—	432	—
Foreign currency translation adjustment	(139)	(50)	(271)	(136)
Other comprehensive income (loss), net of tax	(21,943)	2,423	(70,948)	16,868
Comprehensive income	68,660	98,052	198,562	302,115
Less:
Other comprehensive income attributable to noncontrolling interest	—	1,393	592	5,249
Dividend on preferred shares	4,708	—	7,038	—
Comprehensive income attributable to common shareholders	$63,952	$96,659	$190,932	$296,866

Tax (benefit) provision on change in derivative instruments designated as cash flow hedges	$(2,146)	$1,087	$(8,103)	$5,791
Tax (benefit) provision on reclassification of (gain) loss on derivative instruments designated as cash flow hedges	$(510)	$(471)	$(1,707)	$(1,216)
Tax (benefit) provision on cumulative effect for the adoption of ASU 2017-12	$—	$—	$277	$—

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)
(Unaudited)

	Preferred Shares		Common Shares		Treasury Shares		Add'l Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Non controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	—	$—	80,843,472	$809	1,853,148	$(58,114)	$896,811	$1,349,627	$14,563	$121,513	$2,325,209
Issuance of preferred shares, net of offering expenses	3,450,000	86,250	—	—	—	—	(3,192)	—	—	—	83,058
Share-based compensation	—	—	170,231	2	—	—	1,816	—	—	—	1,818
Treasury shares acquired	—	—	—	—	2,636,534	(83,293)	—	—	—	—	(83,293)
Share repurchase to settle shareholder tax obligations	—	—	(31,506)	—	—	—	(978)	—	—	—	(978)
Net income (loss)	—	—	—	—	—	—	—	92,219	—	592	92,811
Other comprehensive income (loss)	—	—	—	—	—	—	—	(432)	(15,597)	—	(16,029)
Purchase of noncontrolling interests	—	—	—	—	—	—	11,707	—	—	(82,707)	(71,000)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(2,078)	(2,078)
Common shares dividend declared	—	—	—	—	—	—	—	(40,923)	—	—	(40,923)
Balance as of March 31, 2019	3,450,000	$86,250	80,982,197	$811	4,489,682	$(141,407)	$906,164	$1,400,491	$(1,034)	$37,320	$2,288,595
Issuance of preferred shares, net of offering expenses	5,750,000	143,750	—	—	—	—	(5,018)	—	—	—	138,732
Share-based compensation	—	—	41,535	—	—	—	3,653	—	—	—	3,653
Treasury shares acquired	—	—	—	—	2,347,826	(73,942)	—	—	—	—	(73,942)
Net income (loss)	—	—	—	—	—	—	—	86,096	—	—	86,096
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(33,408)	—	(33,408)
Purchase of noncontrolling interests	—	—	—	—	—	—	5,143	—	—	(37,320)	(32,177)
Common shares dividend declared	—	—	—	—	—	—	—	(39,108)	—	—	(39,108)
Preferred shares dividend declared	—	—	—	—	—	—	—	(1,833)	—	—	(1,833)
Balance as of June 30, 2019	9,200,000	$230,000	81,023,732	$811	6,837,508	$(215,349)	$909,942	$1,445,646	$(34,442)	$—	$2,336,608
Share-based compensation	—	—	92,997	1	—	—	1,766	—	—	—	1,767
Treasury shares acquired	—	—	—	—	1,604,803	(51,884)	—	—	—	—	(51,884)
Share repurchase to settle shareholder tax obligations	—	—	(143,390)	(2)	—	—	(4,686)	—	—	—	(4,688)
Net income (loss)	—	—	—	—	—	—	—	90,603	—	—	90,603
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(21,943)	—	(21,943)
Common shares dividend declared	—	—	—	—	—	—	—	(38,064)	—	—	(38,064)
Preferred shares dividend declared	—	—	—	—	—	—	—	(4,420)	—	—	(4,420)
Balance as of September 30, 2019	9,200,000	$230,000	80,973,339	$810	8,442,311	$(267,233)	$907,022	$1,493,765	$(56,385)	$—	$2,307,979

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)
(Unaudited)

`	Preferred Shares		Common Shares		Treasury Shares		Add'l Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Non controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	—	$—	80,687,757	$807	—	$—	$889,168	$1,159,367	$26,942	$133,542	$2,209,826
Share-based compensation	—	—	156,833	1	—	—	2,511	—	—	—	2,512
Share repurchase to settle shareholder tax obligations	—	—	(28,838)	—	—	—	(822)	—	—	—	(822)
Net income (loss)	—	—	—	—	—	—	—	80,892	—	1,973	82,865
Tax reclassification to accumulated earnings for the adoption of ASU 2018-02	—	—	—	—	—	—	—	3,029	(3,029)	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	11,079	—	11,079
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(4,251)	(4,251)
Common shares dividend declared	—	—	—	—	—	—	—	(36,440)	—	—	(36,440)
Balance as of March 31, 2018	—	$—	80,815,752	$808	—	$—	$890,857	$1,206,848	$34,992	$131,264	$2,264,769
Share-based compensation	—	—	39,320	1	—	—	3,148	—	—	—	3,149
Net income (loss)	—	—	—	—	—	—	—	104,870	—	1,883	106,753
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	3,366	—	3,366
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(3,492)	(3,492)
Common shares dividend declared	—	—	—	—	—	—	—	(42,289)	—	—	(42,289)
Balance as of June 30, 2018	—	$—	80,855,072	$809	—	$—	$894,005	$1,269,429	$38,358	$129,655	$2,332,256
Share-based compensation	—	—	3,920	—	—	—	1,751	—	—	—	1,751
Treasury shares acquired	—	—	—	—	33,700	(1,115)	—	—	—	—	(1,115)
Share repurchase to settle shareholder tax obligations	—	—	(7,804)	—	—	—	(295)	—	—	—	(295)
Net income (loss)	—	—	—	—	—	—	—	94,236	—	1,393	95,629
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	2,423	—	2,423
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(4,381)	(4,381)
Common shares dividend declared	—	—	—	—	—	—	—	(42,118)	—	—	(42,118)
Balance as of September 30, 2018	—	$—	80,851,188	$809	33,700	$(1,115)	$895,461	$1,321,547	$40,781	$126,667	$2,384,150

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$269,510	$285,247
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	403,324	405,664
Amortization of deferred debt cost and other debt related amortization	9,718	10,070
Lease related amortization	32,317	54,965
Share-based compensation expense	7,238	7,412
Net (gain) loss on sale of leasing equipment	(22,184)	(27,378)
Net (gain) loss on sale of building	—	(20,953)
Unrealized (gain) loss on derivative instruments	2,757	(975)
Debt termination expense	2,428	1,851
Deferred income taxes	18,885	34,636
Changes in operating assets and liabilities:
Accounts receivable	22,006	(21,440)
Accounts payable and other accrued expenses	(7,202)	(3,469)
Net equipment sold for resale activity	(1,798)	(6,031)
Cash collections on finance lease receivables, net of income earned	53,706	45,164
Other assets	(11,198)	(578)
Net cash provided by (used in) operating activities	779,507	764,185
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(160,518)	(1,347,202)
Proceeds from sale of equipment, net of selling costs	163,033	122,100
Proceeds from the sale of building	—	27,630
Other	(245)	(103)
Net cash provided by (used in) investing activities	2,270	(1,197,575)
Cash flows from financing activities:
Issuance of preferred shares, net of underwriting discount and expenses	221,790	—
Purchases of treasury shares	(209,592)	—
Redemption of common shares for withholding taxes	(5,666)	(1,117)
Debt issuance costs	(8,709)	(12,492)
Borrowings under debt facilities	1,417,200	2,118,637
Payments under debt facilities and capital lease obligations	(1,970,334)	(1,563,947)
Dividends paid on preferred and common shares	(122,772)	(119,280)
Distributions to noncontrolling interests	(2,078)	(12,123)
Purchase of noncontrolling interests	(103,039)	—
Net cash provided by (used in) financing activities	(783,200)	409,678
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,423)	$(23,712)
Cash, cash equivalents and restricted cash, beginning of period	159,539	226,171
Cash, cash equivalents and restricted cash, end of period	$158,116	$202,459
Supplemental disclosures:
Interest paid	$224,033	$213,577
Income taxes paid (refunded)	$2,504	$1,837
Right-of-use asset for leased property	$7,206	$—
Supplemental non-cash investing activities:
Equipment purchases payable	$34,922	$127,755

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

The interim consolidated balance sheet as of September 30, 2019; the consolidated statements of operations, the consolidated statements of comprehensive income, the consolidated statements of shareholders' equity for the three and nine months ended September 30, 2019 and 2018, and the consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 are unaudited. The consolidated balance sheet as of December 31, 2018, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. The unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company’s financial position, results of operations, comprehensive income, shareholders' equity, and cash flows for the periods presented. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The consolidated results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2019 or for any other future annual or interim period.

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

Concentration of Credit Risk

The Company's equipment leases and trade receivables subject it to potential credit risk. The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis. The Company's two largest customers, CMA CGM S.A. and Mediterranean Shipping Company S.A., accounted for 21% and 14%, respectively, of the Company's lease billings during the nine months ended September 30, 2019.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting Policy Updates

The Company adopted Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) on January 1, 2019. The Company evaluates whether leases are classified as operating or financing based on certain assumptions that require judgment, such as the asset's fair value, the asset's estimated residual value, the interest rate implicit in the lease, and the asset's economic useful life.

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

Equipment under capital lease obligations are classified as revenue earning assets and the related depreciation is recorded on the assets. Debt related to capital lease obligations is included in the Company’s debt obligations.

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

At adoption, the Company recognized a lease liability of $10.5 million based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases and corresponding ROU asset of $8.9 million. The Company assessed the requirements from both a lessee and lessor perspective and concluded the adoption of this standard did not have a significant impact on the consolidated financial statements.  As a result of this adoption, the Company reclassified $45.2 million of cash collections on finance lease receivables, net of income earned, from investing activities to operating activities on its consolidated statement of cash flows for the nine months ended September 30, 2018.

Targeted Improvements to Accounting for Hedging Activities.

In August 2017, FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815). ASU 2017-12 changes the recognition and presentation requirements of hedge accounting, including: eliminating the requirement to separately measure and report hedge ineffectiveness; and presenting all items that affect earnings in the same income statement line item as the hedged item. Subsequent amendments permit the use of the Overnight Index Swap ("OIS") rate based on the Secured Overnight Financing Rate ("SOFR") as a U.S. benchmark interest rate for hedge accounting purposes under ASC 815, in addition to the currently permissible benchmark interest rates. This will provide the Company the ability to utilize the OIS rate based on SOFR as the benchmark interest rate on certain hedges of interest rate risk.

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Issued Accounting Standards Updates

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) and subsequently issued amendments. The guidance affects the Company's net investments in financing leases and requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectability.

The new guidance will be effective for fiscal years and interim periods beginning after December 15, 2019 and early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company plans to adopt this standard on January 1, 2020. Based on the composition of the Company's receivables, current market conditions and historical credit loss activity, the Company does not expect the adoption of this ASU to have a significant impact on the consolidated financial statements.

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

Fair Value of Debt

The Company does not measure debt, net of unamortized debt costs, at fair value in its consolidated balance sheets. The fair value was measured using Level 2 inputs and the carrying value and fair value are summarized in the following table (in thousands):

	September 30, 2019	December 31, 2018
Liabilities
Total debt - carrying value (1)	$7,042,788	$7,595,922
Total debt - fair value	$7,127,787	$7,559,063

(1)
Excludes unamortized debt costs of $42.8 million and $44.9 million, purchase price debt adjustments of $10.1 million and $16.3 million, and unamortized debt discounts of $4.4 million and $5.3 million as of September 30, 2019 and December 31, 2018, respectively.

Fair Value of Equipment Held for Sale

The Company’s fair value of equipment held for sale is measured using Level 2 inputs and is based on recent sales prices and other factors. Equipment held for sale is recorded at the lower of fair value or carrying value and an impairment charge is recorded when the carrying value of the asset exceeds its fair value. The following table summarizes the portion of the Company’s equipment held for sale measured at fair value and the cumulative impairment charges recorded to net gain on sale of leasing equipment through the periods summarized below (in thousands):

	September 30, 2019	December 31, 2018
Assets
Equipment held for sale - assets at fair value (1)	$10,781	$5,750
Cumulative impairment charges (2)	$(2,644)	$(1,846)

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recognized net impairment charges of $1.4 million and $4.1 million for the three and nine months ended September 30, 2019, respectively and net impairment charges of $1.3 million and $2.7 million for the three and nine months ended September 30, 2018, respectively.

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

Note 3—Intangible Assets

Intangible assets consist of above market lease intangibles. The following table summarizes the intangible assets amortization as of September 30, 2019 (in thousands):

Years ending December 31,	Total intangible assets
2019	$7,334
2020	22,491
2021	16,549
2022	10,497
2023	4,657
2024 and thereafter	1,963
Total	$63,491

Amortization expense related to intangible assets was $8.8 million and $15.5 million for the three months ended September 30, 2019 and 2018, respectively, and $30.2 million and $49.3 million for the nine months ended September 30, 2019, and 2018, respectively.

Note 4—Share-Based Compensation

The Company recognizes share-based compensation expense for share-based payment transactions based on the fair value as of the grant date. The expense is recognized over the employee's requisite service period, which is generally the vesting period of the equity award. The Company recognized share-based compensation expense in administrative expenses of $1.8 million and $7.2 million for the three and nine months ended September 30, 2019, respectively, and recognized $1.7 million and $7.4 million for the three and nine months ended September 30, 2018, respectively. Share-based compensation expense includes charges for performance-based shares that are deemed probable to vest.

As of September 30, 2019, the total unrecognized compensation expense related to non-vested restricted shares was approximately $8.9 million, which is expected to be recognized through 2021.

During the nine months ended September 30, 2019, the Company issued 261,728 time-based and performance-based restricted shares, and canceled 174,896 vested shares to settle payroll taxes on behalf of employees. Additional shares may be accrued and issued based upon the Company's performance measured against selected peers. The Company also issued 43,035 shares to non-employee directors at fair value that vested immediately.

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

During the nine months ended September 30, 2019, the Company repurchased a total of 6,589,163 common shares at an average price per share of $31.70 for a total of $209.1 million under both the current and previous authorizations. As of September 30, 2019, the Company has a total of $94.8 million remaining under the current authorization.

Preferred Shares

The Company used the net proceeds from preferred share offerings for general corporate purposes, including the purchase of containers, the repurchase of outstanding common shares, the payment of dividends, and the repayment or repurchase of outstanding indebtedness.

Series A

In March 2019, the Company completed a public offering of 8.50% Series A Cumulative Redeemable Perpetual Preference Shares ("Series A"), selling 3,450,000 shares and generating gross proceeds of $86.3 million. The estimated costs associated with the offering, inclusive of underwriting discount and other offering expenses, were $3.3 million. At any time on or after March 15, 2024, the Series A may be redeemed at the Company's option.

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

The Company paid the following quarterly dividends during the nine months ended September 30, 2019 on its issued and outstanding Series A and Series B shares:

		Series A		Series B
Record Date	Payment Date	Aggregate Payment	Per Share Payment	Aggregate Payment	Per Share Payment
September 9, 2019	September 16, 2019	$1.8 Million	$0.53125	$2.6 Million	$0.45
June 10, 2019	June 17, 2019	$1.8 Million	$0.53125	n/a	n/a

As of September 30, 2019, the Company had cumulative unpaid preferred dividends of $0.8 million.

Redemption Provisions

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Common Share Dividends

The Company paid the following quarterly dividends during the nine months ended September 30, 2019 and 2018 on its issued and outstanding common shares:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
September 5, 2019	September 26, 2019	$37.6 Million	$0.52
June 6, 2019	June 27, 2019	$38.6 Million	$0.52
March 12, 2019	March 28, 2019	$40.4 Million	$0.52
September 4, 2018	September 25, 2018	$41.6 Million	$0.52
June 1, 2018	June 22, 2018	$41.6 Million	$0.52
March 12, 2018	March 28, 2018	$36.0 Million	$0.45

Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income, net of tax, for the nine months ended September 30, 2019 and 2018 (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of December 31, 2018	$19,043	$(4,480)	$14,563
Change in derivative instruments designated as cash flow hedges, net of income tax effect of ($2,144)(1)	(14,323)	—	(14,323)
Reclassification of realized (gain) loss on derivative instruments designated as cash flow hedges, net of income tax effect of ($606)(1)	(1,749)	—	(1,749)
Cumulative effect for the adoption of ASU 2017-12, net of income tax effect of $277	432	—	432
Foreign currency translation adjustment	—	43	43
Balance as of March 31, 2019	3,403	(4,437)	(1,034)
Change in derivative instruments designated as cash flow hedges, net of income tax effect of ($3,813)(1)	(31,517)	—	(31,517)
Reclassification of realized (gain) loss on derivative instruments designated as cash flow hedges, net of income tax effect of ($591)(1)	(1,716)	—	(1,716)
Foreign currency translation adjustment	—	(175)	(175)
Balance as of June 30, 2019	(29,830)	(4,612)	(34,442)
Change in derivative instruments designated as cash flow hedges, net of income tax effect of ($2,146)(1)	(20,784)	—	(20,784)
Reclassification of realized (gain) loss on derivative instruments designated as cash flow hedges, net of income tax effect of ($510)(1)	(1,020)	—	(1,020)
Foreign currency translation adjustment	—	(139)	(139)
Balance as of September 30, 2019	$(51,634)	$(4,751)	(56,385)

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Cash Flow Hedges	Foreign Currency Translation	Total
Balance as of December 31, 2017	$31,215	$(4,273)	$26,942
Change in derivative instruments designated as cash flow hedges, net of income tax effect of $3,354(1)	12,459	—	12,459
Reclassification of realized (gain) loss on derivative instruments designated as cash flow hedges, net of income tax effect of ($352)(1)	(1,472)	—	(1,472)
Foreign currency translation adjustment	—	92	92
Tax reclassification to accumulated earnings for the adoption of ASU 2018-02	(3,029)	—	(3,029)
Balance as of March 31, 2018	39,173	(4,181)	34,992
Change in derivative instruments designated as cash flow hedges, net of income tax effect of $1,350(1)	5,005	—	5,005
Reclassification of realized (gain) loss on derivative instruments designated as cash flow hedges, net of income tax effect of ($393)(1)	(1,461)	—	(1,461)
Foreign currency translation adjustment	—	(178)	(178)
Balance as of June 30, 2018	42,717	(4,359)	38,358
Change in derivative instruments designated as cash flow hedges, net of income tax effect of $1,087(1)	4,159	—	4,159
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges, net of income tax effect of ($471)(1)	(1,686)	—	(1,686)
Foreign currency translation adjustment	—	(50)	(50)
Balance as of September 30, 2018	$45,190	$(4,409)	$40,781

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

As of September 30, 2019, the weighted average implicit rate was 4.17% and the weighted average remaining lease term was 3.5 years.

The following table summarizes the components of the Company's leases (in thousands):

	Financial statement caption		September 30, 2019
Balance Sheet
Right-of-use asset - operating	Other assets		$7,206
Lease liability - operating	Accounts payable and other accrued expenses		$8,600

		Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Income Statement
Operating lease cost(1)	Administrative expenses	$764	$2,265

(1)	Includes short-term leases that are immaterial.

Cash paid for amounts included in the measurement of lease liabilities under operating cash flows was $0.8 million and $2.4 million for the three and nine months ended September 30, 2019, respectively.

The following represents our future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities as of September 30, 2019 (in thousands):

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ending December 31,
2019	$759
2020	2,908
2021	2,320
2022	1,974
2023	1,306
2024 and thereafter	—
Total undiscounted future cash flows related to lease payments	$9,267
Less: imputed interest	667
Total present value of lease liabilities	$8,600

Lessor

The following table summarizes the components of the net investment in finance leases (in thousands):

	September 30, 2019	December 31, 2018
Future minimum lease payment receivable(1)	$501,320	$574,422
Estimated residual receivable(2)	105,112	107,598
Gross finance lease receivables	606,432	682,020
Unearned income(3)	(174,813)	(203,955)
Net investment in finance leases(4)	$431,619	$478,065

(1)
At the inception of the lease, the Company records the total minimum lease payments net of executory costs, if any. The gross finance lease receivable is reduced as billed to the customer and reclassified to accounts receivable until paid. There were no executory costs included in gross finance lease receivables as of September 30, 2019 and December 31, 2018.

(2)	The Company's leases generally include a bargain purchase option and therefore, the Company has immaterial residual value risk for assets that are subject to direct finance leases.

(3)
The difference between the gross finance lease receivable and the fair value of the equipment at the lease inception is recorded as unearned income. Unearned income together with initial direct costs, are amortized to income over the lease term so as to produce a constant periodic rate of return. There were no unamortized initial direct costs as of September 30, 2019 and December 31, 2018.

(4)
As of September 30, 2019, three major customers represented 53%, 24% and 11% of the Company's finance lease portfolio. As of December 31, 2018, three major customers represented 50%, 24% and 13% of the Company's finance lease portfolio. No other customer represented more than 10% of the Company's finance lease portfolio in each of those periods.

Contractual maturities of the Company’s gross finance lease receivables subsequent to September 30, 2019 are as follows (in thousands):

Years ending December 31,
2019	$28,705
2020	120,707
2021	85,912
2022	79,170
2023	60,873
2024 and thereafter	231,065
Total	$606,432

The Company considers an account past due when a payment has not been received in accordance with the terms of the related lease agreement and maintains allowances, if necessary, for doubtful accounts and estimated losses resulting from the inability of its lessees to make required payments under finance leases. These allowances are based on, but not limited to, each lessee’s payment history, management’s current assessment of each lessee’s financial condition and the recoverability of the equipment. As of September 30, 2019, the Company does not have an allowance on its gross finance lease receivables.

The Company evaluates potential losses in its finance lease portfolio by regularly reviewing the specific receivables in the portfolio and analyzing loss experience.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Debt

The table below summarizes the Company's key terms and carrying value of debt (in thousands):

	Contractual Weighted Avg Interest Rate(1)	Maturity Range(1)		September 30, 2019	December 31, 2018
		From	To
Institutional notes	4.65%	Apr 2020	Jun 2029	$1,965,414	$2,198,200
Asset-backed securitization term notes	3.76%	May 2022	Jun 2028	2,815,523	3,063,821
Term loan facilities	3.58%	Apr 2022	Nov 2023	1,227,875	1,543,375
Asset-backed securitization warehouse	3.79%	Dec 2025	Dec 2025	410,000	340,000
Revolving credit facilities	3.61%	Sep 2023	Jul 2024	573,000	375,000
Capital lease obligations	4.74%	Jan 2024	Feb 2024	50,976	75,526
Total debt outstanding				7,042,788	7,595,922
Unamortized debt costs				(42,790)	(44,889)
Unamortized purchase price adjustments				(10,111)	(16,308)
Unamortized debt premiums & discounts				(4,356)	(5,293)
Debt, net of unamortized debt costs				$6,985,531	$7,529,432

(1)	Data as of September 30, 2019.

The Company is subject to certain financial covenants under its debt agreements. The agreements remain the obligations of the respective subsidiaries, and all related debt covenants are calculated at the subsidiary level. As of September 30, 2019 and December 31, 2018, the Company was in compliance with all financial covenants in accordance with the terms of its debt agreements.

The Company hedges the risks associated with fluctuations in interest rates on a portion of its floating rate borrowings by entering into interest rate swap agreements that convert a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The following table summarizes the Company's outstanding fixed and floating rate debt as of September 30, 2019 (in thousands):

	Balance Outstanding	Contractual Weighted Avg Interest Rate	Maturity Range		Weighted Avg Remaining Term
			From	To
Excluding impact of derivative instruments:
Fixed-rate debt	$4,097,881	4.23%	Apr 2020	Jun 2029	3.6 years
Floating-rate debt	$2,944,907	3.63%	Apr 2022	Dec 2025	3.9 years

Including impact of derivative instruments:
Fixed-rate debt	$4,097,881	4.23%
Hedged floating-rate debt	1,863,565	3.78%
Total fixed and hedged debt	5,961,446	4.09%
Unhedged floating-rate debt	1,081,342	3.63%
Total	$7,042,788	4.01%

The Company recorded debt termination expense of $1.9 million and $2.4 million for the three and nine months ended September 30, 2019, respectively, and $1.3 million and $1.9 million for the three and nine months ended September 30, 2018, respectively.

On February 8, 2019, the Company increased its borrowing capacity on an Asset-Backed Securitization Warehouse facility by $300.0 million to $800.0 million.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On August 2, 2019, the Company extinguished an asset-backed warehouse facility which had no outstanding balance. The Company also amended a term loan agreement which increased its borrowings by $39.2 million to $500.0 million, decreased its interest rate to one-month LIBOR plus 1.65%, and extended the maturity date to August 20, 2024.

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

Asset-Backed Securitization Warehouse Facility

Under the Company’s asset-backed warehouse facility, indirect wholly-owned subsidiaries of the Company issue asset-backed notes. The asset-backed warehouse facility is intended to be bankruptcy remote so that such assets are not available to creditors of the Company or its affiliates until and unless the related secured borrowings have been fully discharged. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings.

The Company's asset-backed warehouse facility has a borrowing capacity of $800.0 million that is available on a revolving basis until December 13, 2021, paying interest at LIBOR plus 1.75%, after which any borrowings will convert to term notes with a maturity date of December 15, 2025, paying interest at LIBOR plus 2.85%.

During the revolving period, the borrowing capacity under this facility is determined by applying an advance rate against the net book values of designated eligible equipment. The net book values for purposes of calculating eligible equipment are determined according to the related debt agreement and may be different than those calculated per U.S. GAAP. The Company is required to maintain restricted cash balances on deposit in designated bank accounts equal to three months of interest expense.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revolving Credit Facilities

The revolving credit facilities have a maximum borrowing capacity of $1,560.0 million. These facilities provide for an advance rate against the net book values of designated eligible equipment.

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

Note 8—Derivative Instruments

Interest Rate Hedging

The Company enters into derivative agreements to manage interest rate risk exposure. Interest rate swap agreements are utilized to limit the Company's exposure to interest rate risk by converting a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. Interest rate swaps involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the lives of the agreements without an exchange of the underlying principal amounts. The Company also utilizes interest rate cap agreements to manage interest rate risk exposure. Interest rate cap agreements place a ceiling on the borrower's exposure to rising interest rates.

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

As of September 30, 2019, the Company had interest rate cap and swap agreements in place to fix interest rates on a portion of its borrowings under debt facilities with floating interest rates as summarized below:

Derivatives	Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Cap Rate	Weighted Average Remaining Term
Interest Rate Swap(1)	$1,863.6 million	2.21%	n/a	4.1 years
Interest Rate Cap	$200.0 million	n/a	5.5%	2.3 years
___________________________________________________

(1)	The impact of forward starting swaps with total notional amount of $200.0 million will increase the weighted average remaining term to 4.8 years.

The following table summarizes the impact of derivative instruments on the consolidated statements of operations and the consolidated statements of comprehensive income on a pretax basis (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Financial statement caption	2019	2018	2019	2018
Non-designated interest rate swaps	Realized (gain) loss on derivative instruments, net	$(539)	$(608)	$(1,912)	$(1,348)
Non-designated interest rate swaps	Unrealized (gain) loss on derivative instruments, net	$504	$322	$2,757	$(975)
Designated interest rate hedges	Other comprehensive (income) loss	$22,930	$(5,246)	$74,727	$(27,414)
Designated interest rate hedges	Interest and debt (income) expense	$(1,530)	$(2,157)	$(6,192)	$(5,835)

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

The Company presents the gross assets and liabilities of its derivative financial instruments on the consolidated balance sheet. Any amounts of cash collateral received or posted related to derivative instruments are included in Other Assets on the consolidated balance sheet and are presented in operating activities of the consolidated statements of cash flows. As of September 30, 2019, there was cash collateral of $18.7 million related to interest rate swap contracts.

The fair value of derivative instruments on the Company's consolidated balance sheets as of September 30, 2019 and December 31, 2018 was as follows (in thousands):

	Asset Derivatives		Liability Derivatives
Derivative Instrument	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Interest rate hedges, designated	$246	$10,531	$75,777	$10,966
Interest rate hedges, non-designated	636	3,392	—	—
Total derivatives	$882	$13,923	$75,777	$10,966

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

The following tables summarize segment information and the consolidated totals reported (in thousands):

	Three Months Ended September 30,
	2019			2018
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$336,088	$580	$336,668	$349,022	$1,056	$350,078
Trading margin	—	4,150	4,150	—	5,810	5,810
Net gain on sale of leasing equipment	6,196	—	6,196	7,055	—	7,055
Depreciation and amortization expense	133,194	173	133,367	141,263	74	141,337
Interest and debt expense	77,058	343	77,401	82,116	386	82,502
Realized (gain) loss on derivative instruments, net	(536)	(3)	(539)	(606)	(2)	(608)
Income before income taxes(1)	94,394	3,428	97,822	104,226	2,862	107,088
Purchases of leasing equipment and investments in finance leases(2)	$10,532	$—	$10,532	$463,195	$—	$463,195

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30,
	2019			2018
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$1,014,055	$2,038	$1,016,093	$991,639	$3,307	$994,946
Trading margin	—	12,233	12,233	—	12,795	12,795
Net gain on sale of leasing equipment	22,184	—	22,184	27,378	—	27,378
Depreciation and amortization expense	402,797	527	403,324	404,927	737	405,664
Interest and debt expense	242,115	1,066	243,181	235,531	1,096	236,627
Realized (gain) loss on derivative instruments, net	(1,905)	(7)	(1,912)	(1,345)	(3)	(1,348)
Income before income taxes(1)(3)	285,154	10,278	295,432	310,623	11,682	322,305
Purchases of leasing equipment and investments in finance leases(2)	$160,518	$—	$160,518	1,347,202	$—	$1,347,202

(1)
Segment income before income taxes excludes unrealized gains or losses on derivative instruments and debt termination expense. The Company recorded unrealized losses on derivative instruments of $0.5 million and $2.8 million for the three and nine months ended September 30, 2019, respectively, an unrealized loss on derivative instruments of $0.3 million for the three months ended September 30, 2018, and an unrealized gain of $1.0 million for the nine months ended September 30, 2018. The Company recorded debt termination expense of $1.9 million and $2.4 million for the three and nine months ended September 30, 2019, respectively, and $1.3 million and $1.9 million for the three and nine months ended September 30, 2018, respectively.

(2)
Represents cash disbursements for purchases of leasing equipment and investments in finance leases as reflected in the consolidated statements of cash flows for the periods indicated, but excludes cash flows associated with the purchase of equipment held for resale.

(3)	Equipment leasing segment includes gain on sale of an office building of $21.0 million for the nine months ended September 30, 2018.

	September 30, 2019			December 31, 2018
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Equipment held for sale	$75,234	$23,634	$98,868	$46,968	$19,485	$66,453
Goodwill	220,864	15,801	236,665	220,864	15,801	236,665
Total assets	$9,755,414	$46,469	$9,801,883	$10,224,421	$45,592	$10,270,013

There are no intercompany revenues or expenses between segments. Certain administrative expenses have been allocated between segments based on an estimate of services provided to each segment. A portion of the Company's equipment purchased for resale may be leased for a period of time and is reflected as leasing equipment as opposed to equipment held for sale and the cash flows associated with these transactions are reflected as purchases of leasing equipment and proceeds from the sale of equipment in investing activities in the Company's consolidated statements of cash flows.

Geographic Segment Information

The Company generates the majority of its leasing revenues from international containers which are deployed by its customers in a wide variety of global trade routes. The majority of the Company's leasing related revenue is denominated in U.S. dollars.

The following table summarizes the geographic allocation of equipment leasing revenues for the three and nine months ended September 30, 2019 and 2018 based on the Company's customers' primary domicile (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total equipment leasing revenues:
Asia	$133,787	$142,978	$405,592	$407,919
Europe	164,197	164,812	490,190	462,943
Americas	28,701	31,796	90,391	92,949
Bermuda	515	778	1,732	2,112
Other International	9,468	9,714	28,188	29,023
Total	$336,668	$350,078	$1,016,093	$994,946

Since the majority of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, all of the Company's long-lived assets are considered to be international.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the geographic allocation of equipment trading revenues for the three and nine months ended September 30, 2019 and 2018 based on the location of the sale (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total equipment trading revenues:
Asia	$4,814	$5,824	$11,799	$11,539
Europe	9,756	6,475	22,187	15,829
Americas	8,827	10,407	24,880	23,164
Bermuda	—	—	—	—
Other International	2,399	2,586	7,967	6,234
Total	$25,796	$25,292	$66,833	$56,766

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

Container Equipment Purchase Commitments

At September 30, 2019, the Company had commitments to purchase equipment in the amount of $68.6 million payable in 2019.

Note 11—Income Taxes

The Company's effective tax rates were 5.1% and 9.3% for the three months ended September 30, 2019 and 2018, respectively, and 7.1% and 11.3% for the nine months ended September 30, 2019 and 2018, respectively. The Company has computed the provision for income taxes based on the estimated annual effective tax rate and the application of discrete items, if any, in the applicable period. The decrease in effective tax rates in 2019 was primarily the result of an increased proportion of the Company's income generated in lower tax jurisdictions. In addition, there was a further tax rate benefit realized in 2019 as the result of the vesting of restricted shares where the vest date price exceeded the grant date price.

Note 12—Related Party Transactions

The Company holds a 50% interest in TriStar Container Services (Asia) Private Limited (“TriStar”), which is primarily engaged in the selling and leasing of container equipment in the domestic and short sea markets in India.  The Company's equity investment in TriStar is included in Other assets on the consolidated balance sheet. The Company received payments on direct finance leases with TriStar of $0.5 million and $1.4 million for the three and nine months ended September 30, 2019, respectively, and $0.4 million and $1.4 million for the three and nine months ended September 30, 2018, respectively. The Company has a direct finance lease balance with TriStar of $11.0 million and $10.7 million as of September 30, 2019 and December 31, 2018.

Note 13—Noncontrolling Interest

During 2019, the Company acquired all of the remaining third-party partnership interests in Triton Container Investments LLC for an aggregate of $103.0 million in cash.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Subsequent Events

The Company's Board of Directors has approved and declared a cash dividend of $0.53125 per share and $0.50 per share on its issued and outstanding 8.5% Series A Preference shares and 8.00% Series B Preference shares, respectively, payable on December 16, 2019 to holders of record at the close of business on December 9, 2019.

The Company's Board of Directors also approved and declared a quarterly cash dividend of $0.52 per share on its issued and outstanding common shares, payable on December 20, 2019 to holders of record at the close of business on December 3, 2019.

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

•
Equipment trading - we purchase containers from shipping line customers, and other sellers of containers, and resell containers to container retailers and users of containers for storage or one-way shipment.

Operations

Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of September 30, 2019, our total fleet consisted of 3.7 million containers and chassis, representing 6.1 million twenty-foot equivalent units ("TEU") or 7.5 million cost equivalent units ("CEU"). We have an extensive global presence, offering leasing services through 23 offices in 16 countries and approximately 400 third-party container depot facilities in 46 countries as of September 30, 2019. Our primary customers include the world's largest container shipping lines. For the nine months ended September 30, 2019, our twenty largest customers accounted for 85% of our lease billings, our five largest customers accounted for 53% of our lease billings, and our two largest customers, CMA CGM S.A. and Mediterranean Shipping Company S.A., accounted for 21% and 14% of our lease billings, respectively.

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

The following tables summarize our equipment fleet as of September 30, 2019, December 31, 2018 and September 30, 2018 indicated in units, TEU and CEU.

	Equipment Fleet in Units			Equipment Fleet in TEU
	September 30, 2019	December 31, 2018	September 30, 2018	September 30, 2019	December 31, 2018	September 30, 2018
Dry	3,287,025	3,340,946	3,336,793	5,393,705	5,476,406	5,464,515
Refrigerated	226,114	228,778	228,559	436,129	440,781	440,164
Special	94,678	93,900	94,038	171,579	169,614	169,870
Tank	12,539	12,509	12,284	12,539	12,509	12,284
Chassis	24,704	24,832	23,396	45,498	45,787	42,911
Equipment leasing fleet	3,645,060	3,700,965	3,695,070	6,059,450	6,145,097	6,129,744
Equipment trading fleet	17,054	13,138	14,513	25,764	21,361	23,182
Total	3,662,114	3,714,103	3,709,583	6,085,214	6,166,458	6,152,926

	Equipment Fleet in CEU (1)
	September 30, 2019	December 31, 2018	September 30, 2018
Operating leases(2)	6,929,682	7,009,605	7,208,106
Finance leases	526,553	538,867	318,607
Equipment trading fleet(2)	42,739	47,476	53,730
Total	7,498,974	7,595,948	7,580,443

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

(2)	Includes off-hires.

The following table summarizes the percentage of our equipment fleet in terms of units and CEU as of September 30, 2019:

Equipment Type	Percentage of total fleet in units	Percentage of total fleet in CEU
Dry	89.7%	62.6%
Refrigerated	6.2	29.7
Special	2.6	3.0
Tank	0.3	2.7
Chassis	0.7	1.4
Equipment leasing fleet	99.5	99.4
Equipment trading fleet	0.5	0.6
Total	100.0%	100.0%

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

The following table summarizes our lease portfolio by lease type, based on CEU on-hire as of September 30, 2019, December 31, 2018 and September 30, 2018:

Lease Portfolio	September 30, 2019	December 31, 2018	September 30, 2018
Long-term leases	68.7%	66.6%	70.9%
Finance leases	7.6	7.5	4.4
Service leases	8.1	11.3	11.7
Expired long-term leases (units on-hire)	15.6	14.6	13.0
Total	100.0%	100.0%	100.0%

As of September 30, 2019, December 31, 2018 and September 30, 2018, our long-term and finance leases combined had an average remaining contractual term of approximately 48 months, 47 months, and 44 months, respectively, assuming no leases are renewed.

Operating Performance

Triton's performance remained solid during the third quarter of 2019, though market conditions were unseasonably soft. While container supply and demand were generally well balanced due to reduced production of new containers, lease transaction and container pick-up activity remained slow despite the third quarter being the traditional summer peak season for dry containers. Global economic conditions have softened this year, and the ongoing trade dispute between the United States and China continues to create uncertainty and impact shipping activity. The start of the fourth quarter typically marks the end of the peak shipping season for dry containers, and we expect lease transaction activity to remain slow.

Fleet size. As of September 30, 2019, our revenue earning assets had a net book value of $9.1 billion and our fleet size on a CEU basis was 7.5 million CEUs, which represent decreases of 4.9% and 1.1%, respectively, compared to September 30, 2018. The decrease in our fleet size was due to lower procurement in 2019 as a result of the limited leasing demand and low new lease transaction activity. Through October 18, 2019, we have invested $247.7 million in new containers for delivery in 2019.

Utilization. Our utilization averaged 96.7% during the third quarter of 2019, down 2.0% from the third quarter of 2018. Container supply and demand were generally well balanced in the third quarter of 2019 due to reduced production of new containers, but normal drop-off activity coupled with decreased levels of container pick-ups caused our utilization to decrease moderately. We expect our utilization to decrease further in the fourth quarter due to the end of the peak shipping season. As of October 18, 2019, our utilization was 96.1%.

The following table summarizes the equipment fleet utilization(1) for the periods indicated below:

	Quarter Ended
	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Average Utilization (1)	96.7%	97.2%	97.6%	98.2%	98.7%
Ending Utilization (1)	96.3%	97.0%	97.4%	97.8%	98.6%

(1)	Utilization is computed by dividing our total units on lease (in CEU) by the total units in our fleet (in CEU) excluding new units not yet leased and off-hire units designated for sale.

Average lease rates. Average lease rates for our dry container product line decreased by 2.6% in the third quarter of 2019 compared to the third quarter of 2018, primarily reflecting the impact of several large lease extensions completed during 2019 at rates below our portfolio average. Market lease rates have decreased in 2019 due to a decrease in new container prices, a decrease in interest rates and aggressive competition for available lease transactions, and market lease rates are currently well below our average portfolio lease rates. Our average dry container lease rates will continue to trend down if new container prices remain at their current low level.

Average lease rates for our refrigerated container product line decreased by 4.8% in the third quarter of 2019 compared to the third quarter of 2018. The cost of refrigerated containers has trended down over the last few years, which has led to lower market lease rates. Market lease rates for refrigerated containers have also been pressured for several years by new leasing company entrants. Market lease rates for refrigerated containers remain below the average lease rates of our refrigerated container lease portfolio, and we expect our average lease rates for refrigerated containers to continue to gradually trend down.

The average lease rates for special containers remained flat in the third quarter of 2019 compared to the third quarter of 2018, mainly due to limited lease renewal and new lease transaction activity.

Equipment disposals. Disposal volumes of our used dry containers increased 98.8% in the third quarter of 2019 from the third quarter of 2018 mainly as a result of increased container redeliveries. Average used dry container disposal prices decreased by 12.4% in the third quarter of 2019 compared to the third quarter of 2018, reflecting an increase in inventories of containers held for sale and lower new container prices. We continue to generate substantial gains on used container disposals as our average used container selling prices currently are above our accounting residual values.

Credit Risk.    We had minimal credit losses in the third quarter of 2019. However, our credit risk remains elevated due to the ongoing financial pressure faced by our shipping line customers. The container shipping industry has faced several years of weak freight rates and poor financial results due to excess vessel capacity resulting from aggressive ordering of mega container vessels, compounded this year by lower than expected trade growth. A number of our customers have recently generated financial losses and many are burdened with high levels of debt. In addition, we anticipate the high volume of new vessels entering service over the next several years will complicate our customers’ efforts to increase freight rates. Furthermore, new environmental regulations expected to become effective in January 2020 will increase the cost of fuel and have caused our shipping line customers to make large capital outlays. As a result, we expect our customers’ financial performance will remain under pressure for some time. The increased tariffs imposed on certain goods traded between the United States and China and the threat of additional tariffs could lead to reduced trade and lower freight rates and further increase the financial pressure on our customers.

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Leasing revenues:
Operating leases	$326,800	$346,461	$985,592	$981,646
Finance leases	9,868	3,617	30,501	13,300
Total leasing revenues	336,668	350,078	1,016,093	994,946

Equipment trading revenues	25,796	25,292	66,833	56,766
Equipment trading expenses	(21,646)	(19,482)	(54,600)	(43,971)
Trading margin	4,150	5,810	12,233	12,795

Net gain on sale of leasing equipment	6,196	7,055	22,184	27,378
Net gain on sale of building	—	—	—	20,953

Operating expenses:
Depreciation and amortization	133,367	141,337	403,324	405,664
Direct operating expenses	20,457	11,489	55,356	32,732
Administrative expenses	18,496	19,966	56,671	60,293
Provision (reversal) for doubtful accounts	126	677	505	551
Total operating expenses	172,446	173,469	515,856	499,240
Operating income (loss)	174,568	189,474	534,654	556,832
Other expenses:
Interest and debt expense	77,401	82,502	243,181	236,627
Realized (gain) loss on derivative instruments, net	(539)	(608)	(1,912)	(1,348)
Unrealized (gain) loss on derivative instruments, net	504	322	2,757	(975)
Debt termination expense	1,870	1,348	2,428	1,851
Other (income) expense, net	(116)	492	(2,047)	(752)
Total other expenses	79,120	84,056	244,407	235,403
Income (loss) before income taxes	95,448	105,418	290,247	321,429
Income tax expense (benefit)	4,845	9,789	20,737	36,182
Net income	$90,603	$95,629	$269,510	$285,247
Less: income (loss) attributable to noncontrolling interest	—	1,393	592	5,249
Less: dividend on preferred shares	4,708	—	7,038	—
Net income (loss) attributable to common shareholders	$85,895	$94,236	$261,880	$279,998

The following table summarizes our comparative results of operations for the three months ended September 30, 2019 and 2018 (in thousands).

	Three Months Ended September 30,
	2019	2018	Variance
Leasing revenues:
Operating leases	$326,800	$346,461	$(19,661)
Finance leases	9,868	3,617	6,251
Total leasing revenues	336,668	350,078	(13,410)

Equipment trading revenues	25,796	25,292	504
Equipment trading expenses	(21,646)	(19,482)	(2,164)
Trading margin	4,150	5,810	(1,660)

Net gain on sale of leasing equipment	6,196	7,055	(859)

Operating expenses:
Depreciation and amortization	133,367	141,337	(7,970)
Direct operating expenses	20,457	11,489	8,968
Administrative expenses	18,496	19,966	(1,470)
Provision (reversal) for doubtful accounts	126	677	(551)
Total operating expenses	172,446	173,469	(1,023)
Operating income (loss)	174,568	189,474	(14,906)
Other expenses:
Interest and debt expense	77,401	82,502	(5,101)
Realized (gain) loss on derivative instruments, net	(539)	(608)	69
Unrealized (gain) loss on derivative instruments, net	504	322	182
Debt termination expense	1,870	1,348	522
Other (income) expense, net	(116)	492	(608)
Total other expenses	79,120	84,056	(4,936)
Income (loss) before income taxes	95,448	105,418	(9,970)
Income tax expense (benefit)	4,845	9,789	(4,944)
Net income	$90,603	$95,629	$(5,026)
Less: income (loss) attributable to noncontrolling interest	—	1,393	(1,393)
Less: dividend on preferred shares	4,708	—	4,708
Net income (loss) attributable to common shareholders	$85,895	$94,236	$(8,341)

Comparison of the three months ended September 30, 2019 and 2018

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

	Three Months Ended September 30,
	2019	2018	Variance
Leasing revenues:
Operating leases
Per diem revenues	$311,199	$333,118	$(21,919)
Fee and ancillary revenues	15,601	13,343	2,258
Total operating lease revenues	326,800	346,461	(19,661)
Finance leases	9,868	3,617	6,251
Total leasing revenues	$336,668	$350,078	$(13,410)

Total leasing revenues were $336.7 million, net of lease intangible amortization of $8.7 million, for the three months ended September 30, 2019, compared to $350.1 million, net of lease intangible amortization of $15.1 million, in the same period in 2018, a decrease of $13.4 million.

Per diem revenues were $311.2 million for the three months ended September 30, 2019 compared to $333.1 million in the same period in 2018, a decrease of $21.9 million. The primary reasons for this decrease are as follows:

•	$10.2 million decrease due to a decrease in average fleet size as well as a decrease in utilization;

•
$9.9 million decrease due to the reclassification of certain contracts from operating leases to finance leases in the fourth quarter of 2018 as a result of the renegotiation and extension of the contracts; and

•	$8.1 million decrease due to a decrease in average CEU per diem rates; partially offset by

•	$6.3 million increase due to a decrease in lease intangible amortization.

Fee and ancillary lease revenues were $15.6 million for the three months ended September 30, 2019 compared to $13.3 million in the same period in 2018, an increase of $2.3 million. The increase was primarily due to an increase in redelivery fees as a result of a higher volume of redeliveries.

Finance lease revenues were $9.9 million for the three months ended September 30, 2019 compared to $3.6 million in the same period in 2018, an increase of $6.3 million. The increase was due to the addition of several finance leases, primarily in the fourth quarter of 2018, as a result of the renegotiation and extension of certain contracts that were reclassified from operating leases to finance leases. This increase was partially offset by the runoff of the existing portfolio.

Trading margin.    Trading margin was $4.2 million for the three months ended September 30, 2019 compared to $5.8 million in the same period in 2018, a decrease of $1.6 million. The decrease was primarily due to a decrease in per unit margins as a result of a decrease in selling prices.

Net gain on sale of leasing equipment.    Gain on sale of equipment was $6.2 million for the three months ended September 30, 2019 compared to $7.1 million in the same period in 2018, a decrease of $0.9 million. The decrease is primarily due to a 12.4% decrease in average dry container selling prices. This decrease was partially offset by a 98.8% increase in selling volumes.

Depreciation and amortization.    Depreciation and amortization was $133.4 million for the three months ended September 30, 2019 compared to $141.3 million in the same period in 2018, a decrease of $7.9 million. The primary reasons for the decrease are as follows:

•
$5.2 million decrease due to the reclassification of certain contracts from operating leases to finance leases in the fourth quarter of 2018 as a result of the renegotiation and extension of the contracts; and

•	$5.0 million decrease due to an increase in the number of containers that are fully depreciated; partially offset by

•	$2.3 million increase due to new equipment placed into service since the third quarter of 2018.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment from locations with weak leasing demand. Direct operating expenses were $20.5 million for the three months ended September 30, 2019 compared to $11.5 million in the same period in 2018, an increase of $9.0 million. The primary reasons for the increase are as follows:

•	$5.5 million increase in storage expense due to an increase in idle units; and

•	$2.0 million increase in repair costs due to an increase in the volume of container redeliveries.

Administrative expenses.    Administrative expenses were $18.5 million for the three months ended September 30, 2019 compared to $20.0 million in the same period in 2018, a decrease of $1.5 million. The decrease is primarily due to a decrease in employee incentive compensation costs.

Interest and debt expense.    Interest and debt expense was $77.4 million for the three months ended September 30, 2019, compared to $82.5 million in the same period in 2018, a decrease of $5.1 million. The primary reasons for the decrease are as follows:

•	$2.7 million decrease due to a decrease in the average debt balance of $244.4 million for the three months ended September 30, 2019 compared to the same period in 2018; and

•	$2.4 million decrease due to a decrease in the average effective interest rate to 4.22% for the three months ended September 30, 2019 compared to 4.35% in the same period in 2018.

Realized (gain) loss on derivative instruments, net.     Realized gain on derivative instruments, net was relatively flat at $0.5 million and $0.6 million for the three months ended September 30, 2019 and 2018, respectively.

Unrealized (gain) loss on derivative instruments. Unrealized loss on derivative instruments, net was $0.5 million for the three months ended September 30, 2019 compared to $0.3 million in the same period in 2018. The increase in unrealized loss is primarily due to a larger decrease in long-term interest rates during the third quarter of 2019 compared to the third quarter of 2018.

Income taxes. Income tax expense was $4.8 million for the three months ended September 30, 2019 compared to $9.8 million in the same period in 2018, a decrease in income tax expense of $5.0 million. The decrease in income tax expense was primarily the result of a decrease in pre-tax income and an increase in the portion of income generated in lower tax jurisdictions in the three months ended September 30, 2019. In addition, there was a further tax benefit realized in the third quarter of 2019 as a result of the vesting of restricted shares where the vest date price exceeded the grant date price.

Income attributable to noncontrolling interests. There was no income attributable to noncontrolling interests for the three months ended September 30, 2019 compared to $1.4 million in the same period in 2018. All third-party partnership interests in Triton Container Investments LLC were acquired during the first half of 2019.

Results of Operations

The following table summarizes our comparative results of operations for the nine months ended September 30, 2019 and 2018 (in thousands).

	Nine Months Ended September 30,
	2019	2018	Variance
Leasing revenues:
Operating leases	$985,592	$981,646	$3,946
Finance leases	30,501	13,300	17,201
Total leasing revenues	1,016,093	994,946	21,147

Equipment trading revenues	66,833	56,766	10,067
Equipment trading expenses	(54,600)	(43,971)	(10,629)
Trading margin	12,233	12,795	(562)

Net gain on sale of leasing equipment	22,184	27,378	(5,194)
Net gain on sale of building	—	20,953	(20,953)

Operating expenses:
Depreciation and amortization	403,324	405,664	(2,340)
Direct operating expenses	55,356	32,732	22,624
Administrative expenses	56,671	60,293	(3,622)
Provision (reversal) for doubtful accounts	505	551	(46)
Total operating expenses	515,856	499,240	16,616
Operating income (loss)	534,654	556,832	(22,178)
Other expenses:
Interest and debt expense	243,181	236,627	6,554
Realized (gain) loss on derivative instruments, net	(1,912)	(1,348)	(564)
Unrealized (gain) loss on derivative instruments, net	2,757	(975)	3,732
Debt termination expense	2,428	1,851	577
Other (income) expense, net	(2,047)	(752)	(1,295)
Total other expenses	244,407	235,403	9,004
Income (loss) before income taxes	290,247	321,429	(31,182)
Income tax expense (benefit)	20,737	36,182	(15,445)
Net income	$269,510	$285,247	$(15,737)
Less: income (loss) attributable to noncontrolling interest	592	5,249	(4,657)
Less: dividend on preferred shares	7,038	—	7,038
Net income (loss) attributable to common shareholders	$261,880	$279,998	$(18,118)

Comparison of the nine months ended September 30, 2019 and 2018

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

	Nine Months Ended September 30,
	2019	2018	Variance
Leasing revenues:
Operating leases
Per diem revenues	$938,593	$947,933	$(9,340)
Fee and ancillary revenues	46,999	33,713	13,286
Total operating lease revenues	985,592	981,646	3,946
Finance leases	30,501	13,300	17,201
Total leasing revenues	$1,016,093	$994,946	$21,147

Total leasing revenues were $1,016.1 million, net of lease intangible amortization of $29.4 million, for the nine months ended September 30, 2019, compared to $994.9 million, net of lease intangible amortization of $48.2 million, in the same period in 2018, an increase of $21.2 million.

Per diem revenues were $938.6 million for the nine months ended September 30, 2019 compared to $947.9 million in the same period in 2018, a decrease of $9.3 million. The primary reasons for this decrease are as follows:

•
$29.4 million decrease due to the reclassification of certain contracts from operating leases to finance leases in the fourth quarter of 2018 as a result of the renegotiation and extension of the contracts; and

•	$11.8 million decrease due to a decrease in average CEU per diem rates; partially offset by

•	$18.4 million increase due to a decrease in lease intangible amortization; and

•	$13.5 million increase due to an increase in average fleet size partially offset by a decrease in utilization.

Fee and ancillary lease revenues were $47.0 million for the nine months ended September 30, 2019 compared to $33.7 million in the same period in 2018, an increase of $13.3 million. The increase was primarily due to an increase in redelivery fees as a result of higher volume of redeliveries.

Finance lease revenues were $30.5 million for the nine months ended September 30, 2019 compared to $13.3 million in the same period in 2018, an increase of $17.2 million. The increase was due to the addition of several finance leases, primarily in the fourth quarter of 2018, as a result of the renegotiation and extension of certain contracts that were reclassified from operating leases to finance leases. This increase was partially offset by the runoff of the existing portfolio.

Trading margin.    Trading margin was $12.2 million for the nine months ended September 30, 2019 compared to $12.8 million in the same period in 2018, a decrease of $0.6 million. The decrease was primarily due to a decrease in per unit margins, partially offset by an increase in trading volume.

Net gain (loss) on sale of leasing equipment.    Gain on sale of equipment was $22.2 million for the nine months ended September 30, 2019 compared to $27.4 million in the same period in 2018, a decrease of $5.2 million. The decrease was primarily due to a 9.8% decrease in average used dry container selling prices. These decreases were partially offset by a 65.2% increase in selling volumes.

Net gain on sale of building. On April 20, 2018, we completed the sale of an office building for net proceeds of $27.6 million and recognized a gain of $21.0 million.

Depreciation and amortization.    Depreciation and amortization was $403.3 million for the nine months ended September 30, 2019 compared to $405.7 million in the same period in 2018, a decrease of $2.4 million. The primary reasons for the decrease are as follows:

•
$15.9 million decrease due to the reclassification of certain contracts from operating leases to finance leases in the fourth quarter of 2018 as a result of the renegotiation and extension of the contracts; and

•	$13.1 million decrease due to an increase in the number of containers that are fully depreciated; partially offset by

•	$26.6 million increase due to a net increase in the size of our depreciable fleet.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment from locations with weak leasing demand. Direct operating expenses were $55.4 million for the nine months ended September 30, 2019 compared to $32.7 million in the same period in 2018, an increase of $22.7 million. The primary reasons for the increase are as follows:

•	$13.8 million increase in storage expense due to an increase in idle units; and

•	$7.6 million increase in repair and handling expense due to an increase in the volume of redeliveries.

Administrative expenses.    Administrative expenses were $56.7 million for the nine months ended September 30, 2019 compared to $60.3 million in the same period in 2018, a decrease of $3.6 million. The primary reasons for this decrease are as follows:

•	$2.6 million decrease due to a decrease in employee incentive compensation; and

•	$1.5 million decrease due to a decrease in professional fees.

Interest and debt expense.    Interest and debt expense was $243.2 million for the nine months ended September 30, 2019, compared to $236.6 million in the same period in 2018, an increase of $6.6 million. The increase was primarily due to a higher average debt balance in 2019 resulting from borrowings to support significant investments in new containers during the latter half of 2018. These borrowings increased the average debt balance by $208.8 million for the nine months ended September 30, 2019, which increased expenses by $6.9 million. The effective interest rate remained comparable at 4.35% for the nine months ended September 30, 2019 compared to 4.36% in the same period in 2018.

Realized (gain) loss on derivative instruments, net.     Realized gain on derivative instruments, net was $1.9 million for the nine months ended September 30, 2019, compared to $1.3 million in the same period in 2018, an increase of $0.6 million. This increase is primarily due to an increase in the average one-month LIBOR rate, partially offset by the reduction of the underlying derivative notional amounts due to amortization, terminations, and expirations in the nine months ended September 30, 2019 compared to the same period in 2018.

Unrealized loss (gain) on derivative instruments. Unrealized loss on derivative instruments, net was $2.8 million for the nine months ended September 30, 2019 compared to a gain of $1.0 million in the same period in 2018. The unrealized loss in 2019 was primarily due to a decrease in long-term interest rates during the nine months ended September 30, 2019 compared with an increase in long-term interest rates during the same period of 2018.

Income taxes. Income tax expense was $20.7 million for the nine months ended September 30, 2019 compared to $36.2 million in the same period in 2018, a decrease in income tax expense of $15.5 million. The decrease in income tax expense was primarily the result of a decrease in pre-tax income and an increase in the portion of income generated in lower tax jurisdictions in the nine months ended September 30, 2019. In addition, there was a further tax benefit realized in the third quarter of 2019 as a result of the vesting of restricted shares where the vest date price exceeded the grant date price.

Income attributable to noncontrolling interests. Income attributable to noncontrolling interests was $0.6 million for the nine months ended September 30, 2019 compared to $5.2 million in the same period in 2018. All third-party partnership interests in Triton Container Investments LLC were acquired during the first half of 2019.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, and borrowings under our credit facilities. Our principal uses of cash include capital expenditures, debt service requirements, paying dividends, and repurchasing our common shares.

For the trailing twelve months ending September 30, 2019, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment, was $1,213.7 million. In addition, as of September 30, 2019, we had $46.8 million of cash and cash equivalents and $1,377.0 million of additional borrowing capacity under our current credit facilities.

As of September 30, 2019, our cash commitments in the next twelve months include $772.8 million of scheduled principal payments on our existing debt facilities and $103.5 million of committed but unpaid capital expenditures.

We believe that cash provided by operating activities, existing cash, proceeds from the sale of our leasing equipment, and availability under our borrowing facilities will be sufficient to meet our obligations over the next twelve months.

Debt Agreements

At September 30, 2019, our outstanding indebtedness was comprised of the following (in millions):

	Amount Outstanding	Maximum Borrowing Level
Institutional notes	$1,965.4	$1,965.4
Asset-backed securitization term notes	2,815.5	2,815.5
Term loan facilities	1,227.9	1,227.9
Asset-backed warehouse facility	410.0	800.0
Revolving credit facilities	573.0	1,560.0
Capital lease obligations	51.0	51.0
Total debt outstanding	7,042.8	8,419.8
Debt costs	(42.8)	—
Unamortized debt premiums & discounts	(4.4)	—
Unamortized fair value debt adjustment	(10.1)	—
Debt, net of unamortized debt costs	$6,985.5	$8,419.8

The maximum borrowing levels depicted in the table above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets. As of September 30, 2019, the actual availability under all of our credit facilities was approximately $703.3 million.

As of September 30, 2019, we had a combined $5,961.4 million of total debt on facilities with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap contracts. This accounts for 84.7% of total debt.

Pursuant to the terms of certain debt agreements, we are required to maintain certain restricted cash accounts. As of September 30, 2019, we had restricted cash of $111.3 million.

For additional information on our debt obligations, please refer to Note 7 "Debt" in the Notes to the Unaudited Consolidated Financial Statements.

Debt Covenants

We are subject to certain financial covenants under our debt agreements. The debt agreements are the obligations of our subsidiaries and all related debt covenants are calculated at the subsidiary level. Failure to comply with these covenants could result in a default under the related credit agreements and the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors. As of September 30, 2019, we were in compliance with all such covenants.

Share Repurchase Program

On April 25, 2019, the Company's Board of Directors authorized a new $200.0 million repurchase program of its common shares, replacing the previous authorization. During the nine months ended September 30, 2019, the Company repurchased a total of 6,589,163 common shares at an average price per share of $31.70 for a total of $209.1 million under both the current and previous authorization. As of October 18, 2019, the Company has a total of $84.9 million remaining under the current authorization.

Preferred Share Offering

In March 2019, the Company completed a public offering of Series A preferred shares, selling 3,450,000 shares and generating $86.3 million of gross proceeds. The estimated costs associated with the offering, inclusive of underwriting discount and other offering expenses, were $3.3 million.

In June 2019, the Company completed a public offering of Series B preferred shares, selling 5,750,000 shares and generating $143.8 million of gross proceeds. The estimated costs associated with the offering, inclusive of underwriting discount and other offering expenses, were $5.0 million.

The Company used the net proceeds from these offerings for general corporate purposes, including the purchase of containers, the repurchase of outstanding common shares, the payment of dividends, and the repayment or repurchase of outstanding indebtedness.

For additional information, please refer to Note 5 - “Other Equity Matters” in the Notes to the Unaudited Consolidated Financial Statements.

Cash Flow

The following table sets forth certain cash flow information for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in) operating activities	$779,507	$764,185
Net cash provided by (used in) investing activities	$2,270	$(1,197,575)
Net cash provided by (used in) financing activities	$(783,200)	$409,678

Operating Activities

Net cash provided by operating activities increased by $15.3 million to $779.5 million in the nine months ended September 30, 2019 compared to $764.2 million in the same period in 2018. The increase was primarily due to timing of collections on accounts receivable, partially offset by reduced profitability and increased collateral requirements related to derivative instruments.

Investing Activities

Net cash provided by investing activities was $2.3 million in the nine months ended September 30, 2019 compared to net cash used of $1,197.6 million in the same period in 2018. The change was primarily due to a $1,186.7 million decrease in leasing equipment purchases.

Financing Activities

Net cash used in financing activities increased by $1,192.9 million to $783.2 million in the nine months ended September 30, 2019, compared to cash provided by financing activities of $409.7 million in the same period in 2018. The change was primarily due to increased debt payments and decreased debt borrowings as a result of limited procurement in 2019. Additionally, in 2019 we repurchased common shares for $209.6 million and acquired all outstanding third party partnership interests in Triton Container Investments LLC for $103.0 million. These uses of cash in 2019 were partially offset by net proceeds of $221.8 million from preferred share offerings.

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

The following table summarizes our contractual obligations and commercial commitments as of September 30, 2019 (in millions):

	Contractual Obligations by Period
Contractual Obligations:	Total	Remaining 2019	2020	2021	2022	2023	Thereafter
Principal debt obligations	$6,991.8	$129.7	$822.5	$825.6	$1,051.9	$1,574.1	$2,588.0
Interest on debt obligations(1)	1,083.1	72.0	267.5	232.4	194.7	153.1	163.4
Capital lease obligations(2)	57.7	2.0	7.9	7.9	7.9	7.9	24.1
Operating leases (mainly facilities)	10.5	0.8	3.3	2.7	2.3	1.4	—
Purchase obligations:
Equipment purchases payable	34.9	34.9	—	—	—	—	—
Equipment purchase commitments	68.6	68.6	—	—	—	—	—
Total contractual obligations	$8,246.6	$308.0	$1,101.2	$1,068.6	$1,256.8	$1,736.5	$2,775.5

(1)	Amounts include actual interest for fixed debt, estimated interest for floating rate debt and interest rate swaps which are in a payable position based on September 30, 2019 rates.

(2)	Amounts include interest.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

As of September 30, 2019, we had derivative agreements in place to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Derivatives	Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Cap Rate	Weighted Average Remaining Term
Interest Rate Swap(1)	$1,863.6 Million	2.21%	n/a	4.1 years
Interest Rate Cap	$200.0 Million	n/a	5.5%	2.3 years
___________________________________________________

(1)	The impact of forward starting swaps with total notional amount of $200.0 million will increase the weighted average remaining term to 4.8 years.

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

Approximately 63% of our floating rate debt is hedged using derivative instruments which helps mitigate the impact of changes in short-term interest rates. However, a 100 basis point increase in the interest rates on our floating rate debt (primarily LIBOR) would result in an increase of approximately $11.3 million in interest expense, net of realized gains on our derivative instruments, over the next 12 months.

Foreign currency exchange rate risk

Although we have significant foreign-based operations, the majority of our revenues and our operating expenses are denominated in U.S. dollars. However, we pay our non-U.S. employees in local currencies and certain operating expenses are denominated in foreign currencies. Net foreign currency exchange gains and losses were immaterial for the three and nine months ended September 30, 2019 and 2018.

ITEM 4.    CONTROLS AND PROCEDURES.

Our senior management has evaluated the effectiveness and design of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e)), as of September 30, 2019. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded, as of September 30, 2019, that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2019, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Share Repurchase Program

The following table provides certain information with respect to the Company's purchases of its common shares during the three months ended September 30, 2019:

	Issuer Purchases of Common Shares(1)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)
July 1, 2019 through July 31, 2019	472,839	$32.73	472,839	$131,247
August 1, 2019 through August 31, 2019	713,349	$31.25	713,349	$108,938
September 1, 2019 through September 30, 2019	418,615	$33.64	418,615	$94,847
Total	1,604,803		1,604,803	$94,847

(1)
On April 25, 2019, the Company's Board of Directors authorized a new $200.0 million repurchase program replacing the previous authorization. The share repurchase authorization will terminate upon completing repurchases of $200 million of common shares unless terminated earlier by the Board.

ITEM 6.    EXHIBITS.

Exhibit Number	Exhibit Description
31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Instance Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Inline XBRL Data (contained in Exhibit 101)
______________________________________________________________________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRITON INTERNATIONAL LIMITED

October 24, 2019	By:	/s/ JOHN BURNS
John Burns
Chief Financial Officer