Form 10-K
period 2019-12-31
Triton International Ltd
filed 2020-02-14
CIK 1660734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2019
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
(Address of principal executive office)
(441) 294-8033
(Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, $0.01 par value per share	TRTN	New York Stock Exchange
8.50% Series A Cumulative Redeemable Perpetual Preference Shares	TRTN PRA	New York Stock Exchange
8.00% Series B Cumulative Redeemable Perpetual Preference Shares	TRTN PRB	New York Stock Exchange
7.375% Series C Cumulative Redeemable Perpetual Preference Shares	TRTN PRC	New York Stock Exchange
6.875% Series D Cumulative Redeemable Perpetual Preference Shares	TRTN PRD	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of voting common shares held by non-affiliates as of June 28, 2019 was approximately $1,764.8 million. As of February 7, 2020, there were 72,102,416 common shares, $0.01 par value, of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part of Form 10-K	Document Incorporated by Reference
Part III, Items 10, 11, 12, 13, and 14	Portion of the Registrant's proxy statement to be filed in connection with the Annual Meeting of Shareholders of the Registrant to be held on April 21, 2020.

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

•
disruption to Triton's operations resulting from political and economic policies of the United States and other countries, particularly China, including but not limited to, the impact of trade wars and tariffs;

•	disruption to Triton's operations from failure of, or attacks on, Triton's information technology systems;

•	disruption to Triton's operations as a result of natural disasters;

•	compliance with laws and regulations related to economic and trade sanctions, security, anti-terrorism, environmental protection and corruption;

•	ability to obtain sufficient capital to support growth;

•	restrictions imposed by the terms of Triton's debt agreements;

•	the phase-out of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with an alternative reference rate, which may adversely affect interest rates;

•	changes in the tax laws in Bermuda, the United States and other countries; and

•	other risks and uncertainties, including those listed under the caption "Risk Factors."

The foregoing list of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein and elsewhere, including the risk factors included in this annual report on Form 10-K. Any forward-looking statements made in this annual report on Form 10-K are qualified in their entirety by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, Triton or its businesses or operations. Except to the extent required by applicable law, we undertake no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

        Also, copies of our annual report and Code of Ethics will be made available, free of charge, upon written request to:

Triton International Limited
Victoria Place, 5th Floor
31 Victoria Street
Hamilton HM 10, Bermuda
Attn: Carla Heiss, Sr. Vice President, General Counsel and Secretary
Telephone: (441) 294-8033

SERVICE MARKS MATTERS

The following items referred to in this annual report are registered or unregistered service marks in the United States and/or foreign jurisdictions pursuant to applicable intellectual property laws and are the property of Triton and its subsidiaries: Triton®, TAL®, and ®.

PART I
ITEM 1. BUSINESS

Our Company

Triton International Limited ("Triton", "we", "our" or the "Company") is the world's largest lessor of intermodal containers. Intermodal containers are large, standardized steel boxes used to transport freight by ship, rail or truck. Because of the handling efficiencies they provide, intermodal containers are the primary means by which many goods and materials are shipped internationally. We also lease chassis, which are used for the transportation of containers.

Triton was formed on July 12, 2016 through an all-stock merger (the "Merger") between Triton Container International Limited ("TCIL") and TAL International Group, Inc ("TAL"). Our combined experience in the container leasing industry dates back to 1963.

Our operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of December 31, 2019, our total fleet consisted of 3.6 million containers and chassis, representing 6.1 million twenty-foot equivalent units ("TEU") or 6.9 million cost equivalent units ("CEU"). We have an extensive global presence offering leasing services through local offices and utilize third-party container depots throughout the world. Our primary customers include the world's largest container shipping lines. Our global field operations include sales, operations, equipment resale, and logistics services. Our registered office is located in Bermuda.

The most important driver of our profitability is the extent to which leasing revenues, which are driven by our owned equipment fleet size, utilization and average rental rates, exceed our ownership and operating costs. Our profitability is also driven by the gains or losses we realize on the sale of used containers in the ordinary course of our business.

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

Over the last thirty years, containerized trade has grown at a rate greater than that of general worldwide economic growth. According to Clarkson Research Studies, worldwide containerized cargo volume increased at a compound annual growth rate ("CAGR") of 8.0% from 1989 to 2019. We believe that this high historical growth was due to several factors, including the shift in global manufacturing capacity to lower labor cost areas such as China and India, the continued integration of developing high growth economies into global trade patterns and the continued conversion of cargo from bulk shipping into containers. However, worldwide containerized cargo volume growth has been lower over the last few years, averaging 5.0% CAGR from 2014 to 2019, due to weak global economic growth and a significant reduction in the difference between global trade growth and global economic growth.

Container leasing firms maintain inventories of new and used containers in a wide range of worldwide locations and supply these containers primarily to shipping line customers under a variety of short and long-term lease structures. Based on container fleet information reported by Drewry Maritime Research, we estimate that container lessors owned approximately 22.1 million TEU, or approximately 53% of the total worldwide container fleet of 42.2 million TEU, as of the end of 2019.

Leasing containers helps shipping lines improve their container fleet efficiency and provides shipping lines with an alternative source of equipment financing. Given the uncertainty and variability of export volumes, and the fact that shipping lines have difficulty in accurately forecasting their container requirements on a day-by-day, port-by-port basis, the availability of containers for lease on short notice reduces shipping lines' need to purchase and maintain larger container inventory buffers. In addition, the drop-off flexibility provided by operating leases also allows the shipping lines to adjust their container fleet sizes and the mix of container types in their fleets both seasonally and over time and helps them balance their trade flows.

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

We categorize our operating leases as either long-term leases or service leases. Some leases have contractual terms that have features reflective of both long-term and service leases. We classify such leases as either long-term or service leases, depending upon which features we believe are predominant. Long-term leases typically have initial contractual terms ranging from three to eight years. Our long-term leases require our customers to maintain specific units on-hire for the duration of the lease term, and they provide us with predictable recurring cash flow. As of December 31, 2019, 69.5% of our on-hire containers and chassis were under long-term operating leases.

        We also have expired long-term leases whose fixed terms have ended but for which the related units remain on-hire and for which we continue to receive rental payments pursuant to the terms of the initial contract. As of December 31, 2019, 15.9% of our on-hire containers and chassis were on long-term leases whose fixed terms have expired but for which the related units remain on-hire and for which we continue to receive rental payments.

        Service leases allow our customers to pick-up and drop-off equipment during the term of the lease, subject to contractual limitations. Service leases provide the customer with a higher level of flexibility than long-term leases and, as a result, typically carry a higher per diem rate. The terms of our service leases can range from 12 months to five years, though because equipment can be returned during the term of a service lease and since service leases are generally renewed or modified and extended upon expiration, lease term does not dictate expected on-hire time for our equipment on service leases. As of December 31, 2019, 7.8% of our on-hire containers and chassis were under service leases and this equipment has been on-hire for an average of 27 months.

  Finance Leases.    Finance leases provide our customers with an alternative method to finance their equipment acquisitions. Finance leases are generally structured for specific quantities of equipment, generally require the customer to keep the equipment on-hire for its remaining useful life, and typically provide the customer with a purchase option at the end of the lease term. As of December 31, 2019, approximately 6.8% of our on-hire containers and chassis were under finance leases.

The following table provides a summary of our equipment lease portfolio by lease type, based on cost equivalent units (CEU), as of December 31, 2019:

Lease Portfolio	December 31, 2019
Long-term leases	69.5%
Finance leases	6.8
Service leases	7.8
Expired long-term leases (units on-hire)	15.9
Total	100.0%

As of December 31, 2019, our long-term and finance leases had an average remaining duration of 48 months, assuming no leases are renewed. However, we believe that many of our customers will renew operating leases for equipment that is less than sale age at the expiration of the lease. In addition, our equipment on operating leases typically remains on-hire at the contractual per diem rate for an additional six to twelve months beyond the end of the contractual lease term due to the logistical requirements in our leases that require our customers to return the containers and chassis to specific drop-off locations.

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

       Re-leasing.    Since our operating leases allow customers to return containers and chassis prior to the end of their useful lives,

we typically place containers and chassis on several leases during their useful lives. Initial lease transactions for new containers and chassis can usually be generated with a limited sales and customer service infrastructure because initial leases for new containers and chassis typically cover large volumes of units and are fairly standardized transactions. Used equipment, on the other hand, is typically leased out in small transactions that are structured to accommodate pick-ups and returns in a variety of locations. As a result, leasing companies benefit from having an extensive global marketing and operations infrastructure, a large number of customers, and a high level of operating contact with these customers.

Depot Management.    As of December 31, 2019, we managed our equipment fleet through 410 third-party owned and operated depot facilities located in 44 countries. Depot facilities are generally responsible for repairing our containers and chassis when they are returned by lessees and for storing the equipment while it is off-hire. We have a global operations group that is responsible for managing our depot contracts and they also regularly visit the depot facilities to conduct inventory and repair audits. We also supplement our internal operations group with the use of independent inspection agents.

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

Customers

Our customers are mainly international shipping lines, though we also lease containers to freight forwarding companies and manufacturers. We believe that we have strong, long-standing relationships with our largest customers, most of whom we have done business with for more than 30 years. Our twenty largest customers account for 85% of our lease billings. The shipping industry has been consolidating for a number of years, and further consolidation could increase the portion of our revenues that come from our largest customers. Our five largest customers accounted for 53% of our lease billings, and our two largest customers, CMA CGM S.A. and Mediterranean Shipping Company S.A., accounted for 21% and 14%, respectively, of our lease billings in 2019. A default by one of our major customers could have a material adverse impact on our business, financial condition and future prospects.

Marketing and Customer Service

Our global marketing team and our customer service representatives are responsible for developing and maintaining relationships with senior operations staff at our shipping line customers, supporting lease negotiations and maintaining day-to-day coordination with junior level staff at our customers. This close customer communication is critical to our ability to provide customers with a high level of service, helps us to negotiate lease contracts that satisfy both our financial return requirements and our customers' operating needs, ensures that we are aware of our customers' potential equipment shortages, and provides customers knowledge of our available equipment inventories.

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

We experienced a major lessee default in 2016 when Hanjin Shipping Co. ("Hanjin"), one of our top ten customers, filed for bankruptcy court protection and defaulted on our lease agreements. Hanjin had approximately 87,000 of our containers on lease with a net book value of $243.3 million. We recorded a loss of $29.7 million during the third quarter ended September 30, 2016, comprised of bad debt expense and a charge for costs not expected to be recovered due to deductibles in our credit insurance policies.

While we recovered a large majority of the containers previously on-hire to Hanjin, we incurred substantial costs in the recovery effort including a write-off of outstanding receivables; payments to terminals, depots, Hanjin shipping agents and others in possession of our containers to obtain the release of our containers; repair and handling costs; and positioning costs to move containers recovered from locations with weak leasing demand to higher demand locations.

We historically maintained credit insurance to help mitigate the cost and risk of lessee defaults and this insurance coverage greatly reduced our costs resulting from the default of Hanjin. However, our credit insurance policies typically had annual terms, and in the aftermath of the Hanjin bankruptcy, the availability of credit insurance protection has become much more limited and the cost of the more limited protection has increased substantially.  We currently assess the cost and level of this type of credit insurance protection offered to us as uneconomic, and have allowed this credit insurance coverage to lapse.  We have obtained a more limited credit insurance policy covering only accounts receivables for some of our customers. This policy does not cover recovery costs, has exclusions and payment and other limitations, and therefore may not protect us from losses arising from customer defaults. Therefore, we may be forced to incur all of the losses resulting from future lessee defaults, significantly increasing the likelihood that a lessee default would have a material adverse impact on our profitability and financial condition.

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

Suppliers

 We have long-standing relationships with all of our major suppliers. We purchase most of our containers and chassis in China. There are four large manufacturers of dry containers and four large manufacturers of refrigerated containers, though for both dry containers and refrigerated containers, the largest manufacturer accounts for more than 40% of global production volume. Our procurement and engineering staff reviews the designs for our containers and periodically audits the production facilities of our suppliers. In addition, we use our procurement and engineering group and third-party inspectors to visit factories when our containers are being produced to provide an extra layer of quality control. Nevertheless, defects in our containers sometimes occur. We work with the manufacturers to correct these defects, and our manufacturers have generally honored their warranty obligations in such cases.

Systems and Information Technology

The efficient operation of our business is highly dependent on our information technology systems to track transactions, bill customers and provide the information needed to report our financial results. Our systems allow customers to facilitate sales orders and drop-off requests on the Internet, view current inventories and check contractual terms in effect with respect to any given container lease agreement. Our systems also maintain a database, which accounts for the containers in our fleet and our leasing agreements, processes leasing and sale transactions, and bills our customers for their use of and damage to our containers. We also use the information provided by these systems in our day-to-day business to make business decisions and improve our operations and customer service.

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

We also face risks from changing environmental regulations, particularly with our refrigerated container product line. Many countries, including the United States, restrict, prohibit or otherwise regulate the use of chemical refrigerants due to their ozone depleting and global warming effects. Our refrigerated containers currently use various refrigerants. Manufacturers of cooling machines for refrigerated containers are testing units that utilize alternative refrigerants, as well as natural refrigerants such as carbon dioxide, that may have less global warming potential than current refrigerants. If future regulations prohibit the use or servicing of containers of current refrigerants, we could be forced to incur large retrofitting expenses. In addition, refrigerated containers that are not retrofitted may become difficult to lease, command lower rental rates and disposal prices, or may have to be scrapped.

 Historically, the foam insulation in the walls of intermodal refrigerated containers required the use of a blowing agent that contained hydrochlorofluorocarbons ("CFCs"). The manufacturers producing our refrigerated containers have eliminated the use of this blowing agent in the manufacturing process, but a large number of our refrigerated containers manufactured prior to 2014 contain these CFCs. The European Union ("EU") prohibits the import and the placing on the market in the EU of intermodal containers with insulation made with such processes. However, we believe international conventions governing free movement of intermodal containers allow the use of such intermodal refrigerated containers in the EU if they have been admitted into EU countries on temporary customs admission. We have procedures in place that we believe comply with the relevant EU and country regulations. If future international conventions or regulations prohibit the use or servicing of containers with foam insulation that utilized this blowing agent change, we could be forced to incur large retrofitting expenses and those containers that are not retrofitted may become more difficult to lease and command lower rental rates and disposal prices.

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

The paint systems used for dry containers have recently been modified for environmental reasons. Container manufacturers have replaced solvent-based paint systems with water-based paint systems for dry container production. Water-based paint systems require more time and care for proper application, and there is an increased risk that the paint will not adhere properly to the steel for the expected useful life of the containers. Poor paint coverage leads to premature rusting, increased maintenance cost over the life of the container and could result in a shorter useful life. If water-based paint applications or other coatings used to treat containers cannot perform as well as the solvent-based applications have historically, the future repair and operating costs for these containers could be significantly higher and the useful life of the containers may be decreased.

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

Employees/Locations

As of December 31, 2019, we employed approximately 245 people. We have an extensive global presence, offering leasing services through 20 offices and 3 independent agencies located in 16 countries. We believe that our relations with our employees are good and we are not a party to any collective bargaining agreements.

ITEM 1A. RISK FACTORS

Our business, financial condition and results of operations are subject to various risks and uncertainties noted throughout this report including those discussed below, which may affect the value of our securities. In addition to the risks discussed below, which we believe to be the most significant risks facing the Company, there may be additional risks not presently known to us or that we currently deem less significant that also may adversely affect our business, financial condition and results of operations, possibly materially. Some statements in our risk factors constitute forward-looking statements. Please refer to the section entitled "Cautionary Note Concerning Forward-Looking Statements" in this report.

Container leasing demand can be negatively affected by numerous market factors as well as external political, economic and other events that are beyond our control. Decreasing leasing demand could have a material adverse effect on our results of operations and cash flows.

Demand for containers depends largely on the rate of world trade and economic growth. Demand for leased containers is also driven by our customers' lease versus buy decisions. Cyclical recessions, tariffs and other trade actions, and political instability can negatively affect lessors' operating results because during economic downturns or periods of reduced trade, shipping lines tend to lease fewer containers, or lease containers only at reduced rates, and tend to rely more on their own fleets to satisfy a greater percentage of their requirements. As a result, during periods of weak global economic activity, container lessors typically experience decreased leasing demand, decreased equipment utilization, lower average rental rates, decreased leasing revenue, decreased used container resale prices and significantly decreased profitability. These effects can be severe.

For example, our key operating metrics and profitability in 2019 were negatively impacted by reduced trade and economic growth, both of which were affected by increased trade tariffs due to the U.S./China trade dispute. Our utilization, average leasing rates and used container prices decreased steadily throughout 2019, and our profitability decreased during the year as well. We will start 2020 with a lower base of operating performance and profitability, and expect negative impacts from the U.S./China trade dispute will continue into 2020. Additionally, the recent novel coronavirus outbreak in China has significantly reduced factory production in the first quarter of 2020, which has led to lower exports from China and reduced container demand. See "Risk Factors - Our operations may be adversely affected by natural or man-made events and the outbreak of disease, including the novel coronavirus, in the locations in which we and our customers or suppliers operate" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion relating to the coronavirus.

In addition, we have experienced a number of other periods of weak performance in recent years due to adverse global economic conditions, including in 2009 due to the global financial crisis, and during 2015 and 2016 due to a global manufacturing recession. During both of these periods, our profitability and growth rate were significantly impacted by weak container demand.

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

The international nature of the container industry exposes us to risks relating to the imposition of import and export duties and quotas and domestic and foreign customs and tariffs. These risks have increased recently as the United States and other countries have adopted protectionist trade policies.

Trade growth and demand for leased containers decreased significantly from 2018 to 2019 due to U.S. / China trade actions, and while the United States and China agreed in January 2020 to limit further actions, tariffs and other trade barriers remain historically high and key areas of difference remain unresolved. In addition, the risk of trade disputes between other countries remains high. Increased trade barriers and the risk of further disruptions is also motivating manufacturers and retailers to reduce their reliance on overseas production and could reduce the long-term growth rate for international trade, leading to decreased demand for leased containers, lower new container prices and decreased market leasing rates. These impacts could have a materially adverse effect on our business, profitability and cash flows.

Our customers may decide to lease fewer containers. Should shipping lines decide to buy a larger percentage of the containers they operate, our utilization rate and level of investment would decrease, resulting in decreased leasing revenues, increased storage costs, increased repositioning costs and lower growth.

We, like other suppliers of leased containers, are dependent upon decisions by shipping lines to lease rather than buy their container equipment. Should shipping lines decide to buy a larger percentage of the containers they operate, our utilization rate would decrease, resulting in decreased leasing revenues, increased storage costs and increased repositioning costs. A decrease in the portion of leased containers operated by shipping lines would also reduce our investment opportunities and significantly constrain our growth. Most of the factors affecting the lease versus buy decisions of our customers are outside of our control.

Until recently, many widely-used accounting standards such as Generally Accepted Accounting Principles ("GAAP") and International Financial Reporting Standards ("IFRS") generally did not require operating leases to be presented on the balance sheet, which resulted in a lower level of reported financial leverage for leased containers relative to containers purchased with debt. This difference in accounting treatment may have been a factor in shipping lines' decisions to lease rather than buy containers. For reporting periods beginning in 2019, new accounting standards for operating leases require the recognition of a right-of-use ("ROU") asset and corresponding lease liability on the lessee's balance sheet for leases with a lease term greater than one year. The adoption of these new standards has caused our customers to consider lease structures with shorter duration and reevaluate their lease versus buy decision criteria.

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

Market leasing rates decreased throughout 2019 due to a decrease in new container prices, slow trade growth, and aggressive competition among leasing companies, and as of December 31, 2019, market leasing rates were below the average leasing rates in our lease portfolio. In addition, the portion of our containers on expired leases increased in 2019, increasing the number of containers that could be subject to negative lease re-pricing. If market lease rates remain below our portfolio lease rates for an extended period of time, as they did in 2015 and 2016, such lower average lease rates could materially impact our leasing revenue and profitability.

Market conditions for container lessors have been extremely volatile.

Market conditions and the operating and financial performance of container leasing companies have been extremely volatile. Market conditions such as steel and new container prices, global containerized trade growth, market lease rates and used container sale prices were strong from 2010 through 2014, driving a high level of profitability for container leasing companies. Market conditions subsequently deteriorated rapidly in 2015 and 2016, leading to a significant erosion in our operating and financial performance. Market conditions rebounded at the end of 2016 and remained favorable through 2017 and 2018, leading to a recovery in our operating and financial performance. Trade growth slowed and market conditions weakened in 2019 and our operating performance decreased. If market conditions remain weak or deteriorate further, we would experience decreased profitability and reduced cash flows.

The risk of lessee defaults is currently elevated due to sustained excess vessel capacity and the resulting poor financial performance for most of our shipping line customers.

Our containers and chassis are leased to numerous customers. Lease rentals and other charges, as well as indemnification for damage to or loss of equipment, are payable under the leases by the lessees. Inherent in the nature of the leases is the risk that once the lease is consummated, we may not receive, or may experience delay in receipt of, all of the amounts to be paid in respect of the equipment. A delay or diminution in amounts received under the leases could adversely affect our profitability and cash flows. In addition, not all of our customers provide detailed financial information regarding their operations. As a result, customer credit risk is in part assessed on the basis of their payment histories and reputation in the market, and there can be no assurance that they can or will fulfill their obligations under the contracts we have with them. Our customers could incur financial difficulties, or otherwise have difficulty making payments to us when due, for any number of factors that may be beyond our control and which we may be unable to anticipate.

The cash flow from our equipment, principally lease rentals, management fees and proceeds from the sale of owned equipment, is affected significantly by our ability to collect payments under leases for the use of the equipment and our ability to replace cash flows from terminating leases by re-leasing or selling equipment on favorable terms. All of these factors are subject to external economic conditions and performance by lessees and service providers that are beyond our control.

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

The likelihood of lessee defaults remains elevated. The container shipping industry has been suffering for several years from excess vessel capacity and low freight rates. A number of our customers generated financial losses over the last several years and many are burdened by high levels of debt. Ongoing deliveries of fuel efficient mega vessels will likely continue to pressure freight rates and our customers' profitability. In addition, the implementation in 2020 of the IMO 2020 global sulfur cap regulations is likely to increase the financial pressures on shipping lines. These regulations will require our customers to either purchase more expensive, low sulfur fuel or invest large amounts to install sulfur scrubbers for their existing ships. These extra expenses and investments could create significant additional financial burdens for our customers.

We experienced a major lessee default in 2016 when Hanjin filed for court protection and immediately began a liquidation process. At that time, we had approximately 87,000 containers on lease to Hanjin with a net book value of $243.3 million. We recorded a loss of $29.7 million during the third quarter ended September 30, 2016, comprised of bad debt expense and a charge for costs not expected to be recovered due to deductibles in credit insurance policies. The impact of the Hanjin bankruptcy was significantly lessened by credit insurance policies in place during 2016 which covered the value of containers that are unrecoverable, cost incurred to recover containers and a portion of lost lease revenue. Since that time, we have not been able to renew the credit insurance at levels considered to be economical and may not be able to obtain such insurance in the future.

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

Our customer base is highly concentrated. A default from any of our largest customers would have a material adverse effect on our business, financial condition and future prospects. In addition, a significant reduction in leasing business from any of our large customers could have a material adverse impact on demand for our containers and our financial performance.

Our five largest customers represented approximately 53% of our lease billings in 2019. Our single largest customer, CMA CGM S.A., represented approximately 21% of lease billings in 2019, and our second largest customer Mediterranean Shipping Company S.A., represented approximately 14% of lease billings in 2019. Furthermore, the shipping industry has been consolidating for a number of years, and further consolidation is expected and could increase the portion of our revenues that come from our largest customers.

Given the high concentration of our customer base, a default by any of our largest customers would result in a major reduction in our leasing revenue, large repossession expenses, potentially large lost equipment charges and a material adverse impact on our performance and financial condition. In addition, a significant reduction in orders from any of our major customers could materially reduce the demand for our containers and result in lower leasing revenue, higher operating expenses and diminished growth prospects.

The implementation of new environmental regulations is expected to significantly increase the operating cost of our shipping line customers, further pressuring their financial performance and increasing our credit risk.

As of January 1, 2020, the International Maritime Organization regulation referred to as IMO 2020 required all vessels to burn fuel with a sulfur content of no more than 0.5% unless fitted with an exhaust gas emissions cleaner (scrubber) capable of reducing sulfur emissions to 0.5% or less. Low sulfur fuel is considerably more expensive than high sulfur fuel and the alternative installation of scrubbers requires significant capital outlays. Whatever option a shipping line elects, the regulation will increase costs for our customers with no assurance that these added costs can be passed on via higher freight rates. If the shipping lines are unable to pass on these additional costs, our customers' financial performance will be further pressured which may negatively impact their ability to make payments to us when due and have an adverse effect on our profitability and cash flows.

Credit insurance may not be available in the future to help defer the costs of future credit defaults.

We have historically maintained credit insurance to help mitigate the cost and risk of lessee defaults. Those insurance policies typically covered the value of containers that were unrecoverable, costs incurred to recover containers and a portion of lost lease revenue. This insurance coverage reduced our loss resulting from the default of Hanjin, by approximately $67.0 million.

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

Used container selling prices and the gains or losses that we have recognized from selling used containers have varied widely. Selling prices for used containers and disposal gains were exceptionally high from 2010 to 2012 due to a tight global supply and demand balance for containers. Used container prices gradually declined from 2012 through 2014, then dropped steeply in 2015 and 2016 to levels below our estimated residual values, resulting in significant losses on sale of leasing equipment in 2016. Used container sale prices rebounded significantly in 2017 and 2018, but declined in 2019. If disposal prices were to fall back below our residual values for an extended period, it would have a significantly negative impact on our profitability and cash flows.

Equipment trading results have been highly volatile and are subject to many factors outside of our control.

The profitability of our equipment trading activities has varied widely. Our ability to sustain a high level of equipment trading profitability will require securing large volumes of additional trading equipment and continuing to achieve high selling margins.

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

We may be unable to compete favorably in the highly competitive container leasing and sales business. We compete with six other major leasing companies, many smaller container lessors, manufacturers of container equipment, companies offering finance leases as distinct from operating leases, promoters of container ownership and leasing as a tax shelter investment, shipping lines which sometimes lease their excess container stocks, and suppliers of alternative types of equipment for freight transport. Some of these competitors may have greater financial resources and access to capital than us and may have lower investment return expectations. Additionally, some of these competitors may, at times, accumulate a high volume of underutilized inventories of containers, which could lead to significant downward pressure on lease rates and margins.

Competition among container leasing companies involves many factors, including, among others, lease rates, lease terms (including lease duration, and drop-off and repair provisions), customer service, and the location, availability, quality and individual characteristics of equipment. The highly competitive nature of our industry may reduce our lease rates and margins and undermine our ability to maintain our current level of container utilization or achieve our growth plans. In general, competition from other leasing companies becomes more intense following a period of strong performance, such as we experienced in 2017 and 2018. In 2019, the reduced demand for leasing containers contributed to more competition from container leasing companies for the limited container leasing transactions.

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

The likelihood that we could incur asset impairment charges increases during periods of low new container prices, low market lease rates and low used container selling prices. New container prices and market leasing rates were low for much of 2019.

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

In addition, our financing capacity could decrease, our financing costs and interest rates could increase, or our future access to the financial markets could be limited, as a result of other risks and contingencies, many of which are beyond our control, including: (i) a reduced acceptance by credit markets of the structures and structural risks associated with our bank financing, private placement financing and asset-backed financing arrangements; (ii) reduced credit ratings provided by credit rating agencies for our corporate rating and those of our special purpose funding entities; (iii) third parties requiring changes in the terms and structure of our financing arrangements, including increased credit enhancements (such as lower advance rates) or required cash collateral and/or other liquid reserves; or (iv) changes in laws or regulations that negatively impact the terms on which the banks or other creditors may finance us. If we are unsuccessful in obtaining sufficient additional financing on acceptable terms, on a timely basis, or at all, such changes could have a material adverse effect on our liquidity, interest costs, profitability and cash flows.

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

We use substantial amounts of debt to fund our operations, particularly our purchase of equipment. As of December 31, 2019, we had outstanding indebtedness of approximately $6,684.2 under our debt facilities. Total interest and debt expense for the year ended December 31, 2019 was $316.2 million.

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

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limiting our ability to borrow additional funds, or to sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes;

•	making it difficult for us to pay dividends on our common and preferred shares;

•	increasing our vulnerability to general adverse economic and industry conditions, including changes in interest rates; and

•	placing us at a competitive disadvantage compared to our competitors having less debt.

Additionally, we may not be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot refinance our indebtedness, we may have to take actions such as selling assets, seeking equity capital or reducing or delaying future capital expenditures or other business investments, which could have a material adverse impact on our growth rate, profitability and cash flow. Such actions, if necessary, may not be effected on commercially reasonable terms or at all. Our indebtedness may restrict our ability to sell assets and use the proceeds from such sales in certain ways. We may also incur substantial additional indebtedness in the future. To the extent that new indebtedness is added to current debt levels, the risks described above would increase.

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

We have a significant number of credit facilities containing numerous non-financial covenants, such as, but not limited to, reporting and notification requirements, which are not standardized between facilities requiring extensive monitoring and compliance. Failure to comply with any of these non-financial covenants could result in an event of default, which could trigger cross-defaults of multiple facilities.  Should we fail to comply with any of these non-financial covenants we may be unable to obtain waivers and lenders could accelerate our debt repayment obligations and proceed against any collateral securing that indebtedness.

The expected discontinuation of the LIBOR benchmark interest rate may have an impact on our business.

On July 27, 2017, the U.K. Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR rates after 2021. As a result, LIBOR may be discontinued after 2021. The FCA and the submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate.  Financial services regulators and industry groups are evaluating the phase-out of LIBOR and the development of alternate reference rate indices or reference rates.

In the United States, the Alternative Reference Rate Committee ("ARRC"), a group of diverse private-market participants assembled by the Federal Reserve Board and the Federal Reserve Bank of New York, was tasked with identifying alternative reference rates to replace LIBOR. The Secured Overnight Finance Rate ("SOFR") has emerged as the ARRC's preferred alternative rate for LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities in the repurchase agreement market. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from LIBOR is anticipated to be gradual over the coming years.
As of December 31, 2019, we had $2,699.8 million of total debt outstanding under facilities with interest rates based on floating-rate indices. In addition, we had $1,799.2 million notional value of interest rate swaps in place that are indexed to LIBOR. Our credit facilities include fallback language that seeks to facilitate an agreement with our lenders on a replacement rate for LIBOR in the event of its discontinuance. We cannot predict what reference rate would be agreed upon or what the impact of any such replacement rate would be to our interest expense. The Company's swap agreements are governed by the International Swap Dealers Association ("ISDA"), which is currently in the process of developing fallback language for swap agreements and is expected to establish guidelines to allow counterparties to modify historical trades to include the new fallback language. Potential changes to the underlying floating-rate indices and reference rates may have an adverse impact on our agreements indexed to LIBOR and could have a negative impact on our profitability and cash flows.

Environmental regulations may result in equipment obsolescence or require substantial investments to retrofit existing equipment. Additionally, environmental concerns are leading to significant design changes for new containers that have not been extensively tested, which increases the likelihood that we could face technical problems.

Many countries, including the United States, restrict, prohibit or otherwise regulate the use of chemical refrigerants due to their ozone depleting and global warming effects. Our refrigerated containers currently use various refrigerants. Manufacturers of cooling machines for refrigerated containers are testing units that utilize alternative refrigerants, as well as natural refrigerants such as carbon dioxide, that may have less global warming potential than current refrigerants. If future regulations prohibit the use or servicing of containers of current refrigerants, we could be forced to incur large retrofitting expenses. In addition, refrigerated containers that are not retrofitted may become difficult to lease, command lower rental rates and disposal prices, or may have to be scrapped.
 Historically, the foam insulation in the walls of intermodal refrigerated containers required the use of a blowing agent that contains CFCs. The manufacturers producing our refrigerated containers have eliminated the use of this blowing agent in the manufacturing process, but a large number of our refrigerated containers manufactured prior to 2014 contain these CFCs. The EU prohibits the import and the placing on the market in the EU of intermodal containers with insulation made with such process. However, we believe international conventions governing free movement of intermodal containers allow the use of such intermodal refrigerated containers in the EU if they have been admitted into EU countries on temporary customs admission. We have procedures in place that we believe comply with the relevant EU and country regulations. If future international conventions or regulations prohibit the use or servicing of containers with foam insulation that utilized this blowing agent change, we could be forced to incur large retrofitting expenses and those containers that are not retrofitted may become more difficult to lease and command lower rental rates and disposal prices.
        An additional environmental concern affecting our operations relates to the materials and processes used to construct our dry containers. The floors of dry containers are plywood usually made from tropical hardwoods. Due to concerns regarding de-forestation of tropical rain forests and climate change, many countries which have been the source of these hardwoods have implemented severe restrictions on the cutting and export of these woods. Accordingly, container manufacturers have switched a significant portion of production to more readily available alternatives such as birch, bamboo, and other farm-grown wood species. Container users are also evaluating alternative designs that would limit the amount of plywood required and are also considering possible synthetic materials to replace the plywood. These new woods or other alternatives have not proven their durability over the typical 13-15 year life of a dry container, and if they cannot perform as well as the hardwoods have historically, the future repair and operating costs for these containers could be significantly higher and the useful life of the containers may be decreased.
For environmental reasons, container manufacturers have replaced solvent-based paint systems with water-based paint systems for dry container production. Water-based paint systems require more time and care for proper application, and there is an increased risk that the paint will not adhere properly to the steel for the expected useful life of the containers. In addition, some of our refrigerated container manufacturers have recently announced planned changes to the panel treatment and painting processes for refrigerated containers, and we are concerned these changes will lead to decreased protection from the paint system. Poor paint coverage and adherence leads to premature rusting, increased maintenance cost over the life of the container and could result in a shorter useful life.
China has implemented regulations restricting the import of solid wastes, and these regulation are limiting the import into China of old refrigerated containers destined for material recycling. These regulations may limit the disposal demand for non-working refrigerated containers and could result in a decrease in refrigerated container disposal prices which could have a significant negative impact on our profitability and cash flows.

Litigation to enforce our leases and recover our containers has inherent uncertainties. These uncertainties are increased for our containers located in jurisdictions that have less developed legal systems.

While almost all of our lease agreements are governed by New York or California law and provide for the non-exclusive jurisdiction of the courts located in the State of New York or the courts located in San Francisco, California or arbitration in New York or San Francisco, California, the ability to enforce the lessees' obligations under the leases and other arrangements for use of the containers often is subject to applicable laws in the jurisdiction in which enforcement is sought. It is not possible to predict, with any degree of certainty, the jurisdictions in which enforcement proceedings may be commenced. Our containers are manufactured primarily in China, and a substantial portion of our containers are leased out of Asia, primarily China, and are used by our customers in a wide range of global trades. Litigation and enforcement proceedings have inherent uncertainties in any jurisdiction and may be expensive. These uncertainties are enhanced in countries that have less developed legal systems where the interpretation of laws and regulations is not consistent, may be influenced by factors other than legal merits and may be cumbersome, time-consuming and more expensive. For example, repossessing containers from defaulting lessees may be difficult and more expensive in jurisdictions whose laws do not confer the same security interests and rights to creditors and lessors as those in the United States and where the legal systems are not as well developed. Additionally, even if we are successful in obtaining judgments against defaulting customers, these customers may have limited owned assets and/or heavily encumbered assets and the collection and enforcement of a monetary judgment against them may be unsuccessful. As a result, the remedies available and the relative success and expedience of collection and enforcement proceedings with respect to the containers in various jurisdictions cannot be predicted.

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

We obtain warranties from the manufacturers of equipment that we purchase. When defects in the containers occur, we work with the manufacturers to identify and rectify the problems. However, there is no assurance that manufacturers will be willing or able to honor warranty obligations. In addition, manufactures warranties typically do not cover the full expected life of our containers.  If the manufacturer is unwilling or unable to honor warranties covering failures occurring within the warranty period or if defects are discovered in containers that are no longer covered by manufacturers' warranties, we could be required to expend significant amounts of money to repair the containers, the useful lives of the containers could be shortened and the value of the containers reduced.

A shortage of mature tropical hardwood has forced manufacturers to use younger and alternative species of wood to make container floors. Manufacturers have switched a significant portion of production to more readily available alternatives such as birch, bamboo, bamboo-wood combined panels, and other farm-grown wood species. Container owners are also evaluating alternative designs that would limit the amount of plywood required and are also considering possible synthetic materials to replace the plywood. These new woods or other alternatives have not proven their durability over the typical 13 to 15 year life of a dry container. It is therefore possible that the number and magnitude of warranty claims related to premature floor failures will increase.

Another example relates to the Chinese Central Government imposing volatile organic compound and air quality standards in South China in July 2016 and in all of China in April 2017. As a result of these standards, manufacturers changed from solvent-based paint systems to water-based paint systems. Water-based paint systems have not proven their durability over the typical 13 to 15 year life of a dry container in a marine environment. It is possible that the number and magnitude of warranty claims related to premature paint failures will increase.

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

The vast majority of intermodal containers are currently manufactured in China, and we currently purchase substantially all of our dry containers, special containers and refrigerated containers from manufacturers based there. In addition, the container manufacturing industry in China is highly concentrated. In the event that it were to become more expensive for us to procure containers in China because of further consolidation among container suppliers or reduced production by our suppliers, a dispute with one of our manufacturers, increased tariffs imposed by the United States or other governments or for any other reason, we would have to seek alternative sources of supply. We may not be able to make alternative arrangements quickly enough to meet our equipment needs, and the alternative arrangements may increase our costs, reduce our profitability and make us less competitive in the market.

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

Our operations may be adversely affected by natural or man-made events and the outbreak of disease, including the novel coronavirus, in the locations in which we and our customers or suppliers operate.

We have operations in locations subject to severe weather conditions and natural disasters and our business is also subject to events such as chemical explosions, fires or accidents. Our suppliers and customers are also subject to these risks. Severe weather conditions, including as a result of the effects of climate change, or other natural or man-made disasters where we have business operations could lead to disruption of regional and global economies and damage to or loss of our equipment, which could adversely affect our business and results of operations.

Additionally, outbreaks of pandemic or contagious diseases, such as the recent novel strain of coronavirus, and related quarantines and work and travel restrictions, may cause significantly reduced demand for international shipping, disrupt manufacturing and other business activities or could prevent our containers from being discharged or picked up in the affected areas or in other locations after having visited the affected areas for a prolonged period of time, which could have a material adverse effect on our business and results of operations.

It may become more expensive for us to store our off-hire containers.

We are dependent on third-party depot operators to repair and store our equipment in port areas throughout the world. In many of these locations the land occupied by these depots is increasingly being considered as prime real estate. Accordingly, some depots are seeking to increase the rates we pay to store our containers, and some local communities are increasing restrictions on depot operations which increase their costs of operation and, in some cases, force depots to relocate to sites further from the port areas. Additionally, depots in prime locations may become filled to capacity based on market conditions and may refuse additional containers due to space constraints. As a result of these factors, the cost of maintaining and storing our off-hire containers could increase significantly.

We rely on our information technology systems to conduct our business. If there are disruptions and these systems fail to adequately perform their functions, or if we experience an interruption in our operation, our business and financial results could be adversely affected.

The efficient operation of our business is highly dependent on our information technology systems, including our equipment tracking and billing systems and our customer interface systems. These systems allow customers to facilitate sales orders and drop-off requests, view current inventory and check contractual terms in effect with respect to any given container lease agreement. These systems also process and track transactions, such as container pick-ups, drop-offs and repairs, and bill customers for the use of and damage to our equipment. If our information technology systems are damaged or an interruption is caused by a computer systems failure, viruses, security breach, hacker attack, ransom attack, fire, natural disasters or power loss, the disruption to our normal business operations and impact on our costs, competitiveness and financial results could be significant.

Security breaches and other disruptions could compromise our information technology systems and expose us to liability, which could cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data on our systems and networks, including our proprietary business information and that of our customers and suppliers, and personally identifiable information of our customers and employees. The secure storage, processing, maintenance and transmission of this information is critical to our operations. Despite the security measures we employ, our information technology systems and networks may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise such systems and networks and the information stored therein could be accessed, publicly disclosed and/or lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disruption to our operations, damage to our reputation and/or loss of competitive position.

A number of key personnel are critical to the success of our business.

We have senior executives and other management level employees with extensive industry experience. We rely on this knowledge and experience in our strategic planning and in our day-to-day business operations. Our success depends in large part upon our ability to retain our senior management, the loss of one or more of whom could have a material adverse effect on our business. Our success also depends on our ability to retain our experienced sales team and technical personnel, as well as to recruit new skilled sales, marketing and technical personnel. Competition for experienced managers in our industry can be intense. If we fail to retain and recruit the necessary personnel, our business and our ability to retain customers and provide acceptable levels of customer service could suffer.

The international nature of the container industry exposes us to numerous risks.

We are subject to risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. These risks include:

•	regional or local economic downturns;

•	changes in governmental policy or regulation;

•	domestic and foreign customs and tariffs, import and export duties and quotas;

•	restrictions on the transfer of funds into or out of countries in which we operate;

•	compliance with U.S. Treasury and EU sanctions regulations restricting doing business with certain nations or specially designated nationals;

•	international incidents;

•	military conflicts;

•	government instability;

•	nationalization of foreign assets;

•	government protectionism;

•	compliance with export controls, including those of the U.S. Department of Commerce;

•	compliance with import procedures and controls, including those of the U.S. Department of Homeland Security;

•	potentially negative consequences from changes in tax laws;

•	requirements relating to withholding taxes on remittances and other payments by subsidiaries and customers;

•	labor or other disruptions at key ports or at manufacturing facilities of our suppliers;

•	difficulty in staffing and managing widespread operations;

•	difficulty in registering intellectual property or inadequate intellectual property protection in foreign jurisdictions; and

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions.

We are also subject to the impact of political, economic and social instability. For example, the U.K. is currently negotiating the terms of its exit from the European Union ("Brexit"), which became effective on January 31, 2020. The long-term effect of Brexit will depend on the terms negotiated between the UK and the EU, which may take years to complete and may include, among other things, greater restrictions on imports and exports between the UK and EU countries, fluctuations in currency exchange rates and additional regulatory complexity, as well as potential higher costs of conducting business in Europe. Any one or more of these factors could adversely affect our current or future international operations and business.

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

We operate on a global basis, with the vast majority of our revenue generated from leasing our containers to lessees for use in international trade. We also purchase the vast majority of our containers from manufacturers in China and are dependent on third-party depot operators to repair and store our containers in port locations throughout the world. Our business operations are subject to anti-corruption and anti-bribery laws and regulations, including restrictions imposed by the U.S. Foreign Corrupt Practices Act (the "FCPA"), the United Kingdom Bribery Act of 2010 (the "U.K. Bribery Act"), and the Bermuda Bribery Act 2016 ("Bermuda Bribery Act"). The FCPA, the U.K. Bribery Act, the Bermuda Bribery Act and similar anti-corruption and anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries and agents from making improper payments to government officials or any other persons for the purpose of obtaining or retaining business. Any determination of a violation or an investigation into violations of the FCPA, the U.K. Bribery Act, the Bermuda Bribery Act or similar anti-corruption and anti-bribery laws could have a material and adverse effect on our business, results of operations and financial condition.

A failure to comply with United States Treasury and other economic sanctions laws and regulations and export control laws and regulations could have a material adverse effect on our business, results of operations or financial condition. We may be unable to ensure that our agents and/or customers comply with applicable sanctions and export control laws.

We face several risks inherent in conducting our business internationally, including compliance with applicable economic sanctions laws and regulations, such as laws and regulations administered by the U.S. Department of Treasury's Office of Foreign Assets Control, the U.S. Department of State and the U.S. Department of Commerce. We must also comply with all applicable export control laws and regulations of the United States (including, but not limited to, the U.S. Export Administration Regulations) and other countries. Any determination of a violation or an investigation into violations of export controls or economic sanctions laws and regulations could result in significant criminal or civil fines, penalties or other sanctions and repercussions, including reputational harm that could materially affect our business, results of operations or financial condition.

We may incur increased costs associated with the implementation of security regulations, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may be subject to regulations promulgated in various countries, including the United States, seeking to protect the integrity of international commerce and prevent the use of containers for international terrorism or other illicit activities. For example, the Container Safety Initiative, the Customs-Trade Partnership Against Terrorism and Operation Safe Commerce are among the programs administered by the U.S. Department of Homeland Security that are designed to enhance security for cargo moving throughout the international transportation system by identifying existing vulnerabilities in the supply chain and developing improved methods for ensuring the security of containerized cargo entering and leaving the United States. Moreover, the International Convention for Safe Containers, 1972 (CSC), as amended, adopted by the International Maritime Organization, applies to containers and seeks to maintain a high level of safety of human life in the transport and handling of containers by providing uniform international safety regulations. As these regulations develop and change, we may incur increased compliance costs due to the acquisition of new regulation compliant containers and/or the adaptation of existing containers to meet any new requirements imposed by such regulations. Additionally, certain companies are currently developing or may in the future develop products designed to enhance the security of containers transported in international commerce. We may adopt such products and may incur increased costs, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We are subject to federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants to air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. We could incur substantial costs, including cleanup costs, fines and third-party claims for property damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations in connection with our current or historical operations. Under some environmental laws in the United States and certain other countries, the owner of a leased container may be liable for environmental damage, cleanup or other costs in the event of a spill or discharge of material from a container without regard to the owner's fault. We have not yet experienced any such claims, although we cannot assure you that we will not be subject to such claims in the future. Liability insurance policies, including ours, usually exclude claims for environmental damage. Some of our lessees may have separate insurance coverage for environmental damage, but we cannot assure you that any such policies would cover or otherwise offset any liability we may have as the owner of a leased container.

A reduction in our level of continuing investment in our U.S. subsidiaries or future U.S. tax rule changes may negatively impact our income tax provisions or future cash tax payments.

Our U.S. subsidiaries record tax provisions in their financial statements. Certain of these subsidiaries currently do not pay any meaningful U.S. income taxes primarily due to the benefit they currently receive, and we expect they will continue to receive, from accelerated tax depreciation of their container investments. A change in the rules governing the tax depreciation for these U.S. subsidiaries' containers, in particular, a change that increases the period over which they must depreciate their containers for tax purposes, could reduce or eliminate this tax benefit and significantly increase these U.S. subsidiaries' cash tax payments.

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

In addition, our net deferred tax liability balance includes a deferred tax asset for U.S. federal and various states resulting from net operating loss carryforwards. A reduction to our future earnings, which will lower taxable income, may require us to record a charge against earnings in the form of a valuation allowance, if it is determined that it is more likely than not that some or all of the loss carryforwards will not be realized.

The 2017 Tax Cuts and Jobs Act created a U.S. income tax limitation on companies' ability to deduct interest expense. Beginning in 2022, a company's net interest expense deduction will be limited to 30% of its current year taxable income before net interest expense. In future years, the benefit the U.S. subsidiaries receive from accelerated tax depreciation of their container investments is expected to result in annual interest expense limitations, which may significantly increase these U.S. subsidiaries' cash tax payments and our overall effective tax rate.

Our U.S. investors could suffer adverse tax consequences if we are characterized as a passive foreign investment company for U.S. federal income tax purposes.

Based upon the nature of our business activities, we may be classified as a passive foreign investment company ("PFIC") for U.S. federal income tax purposes. Such characterization could result in adverse U.S. tax consequences for direct or indirect U.S. investors in our common and preferred shares. For example, if we are a PFIC, our U.S. investors could become subject to increased tax liabilities under U.S. tax laws and regulations and could become subject to burdensome reporting requirements. The determination of whether or not we are a PFIC is made on an annual basis and depends on the composition of our income and assets from time to time. Specifically, for any taxable year, we will be classified as a PFIC for U.S. tax purposes if either:

•	75% or more of the our gross income in a taxable year is passive income; or

•	the average percentage of our assets (which includes cash) by value in a taxable year which produce or are held for the production of passive income is at least 50%.

In applying these tests, we are treated as owning or generating directly our pro rata share of the assets and income of any corporation in which we own at least 25% by value. If you are a U.S. holder and we are a PFIC for any taxable year during which you own our common or preferred shares, you could be subject to adverse U.S. tax consequences. In such a case, under the PFIC rules, unless a U.S. holder is permitted to and does elect otherwise under the Code, such U.S. holder would be subject to special tax rules with respect to excess distributions and any gain from the disposition of our common or preferred shares. In particular, the excess distribution or gain will be treated as if it had been recognized ratably over the holder's holding period for our common and preferred shares, and amounts allocated to prior years starting with our first taxable year during which we were a PFIC will be subject to U.S. federal income tax at the highest prevailing tax rates on ordinary income for that year plus an interest charge.

Based on the composition of our income, valuation of our assets and our election to treat certain of our subsidiaries as disregarded entities for U.S. federal income tax purposes, we do not expect that we should be treated as a PFIC for the current taxable year or for the foreseeable future. However, because the PFIC determination in our case is made by taking into account all of the relevant facts and circumstances regarding our business without the benefit of clearly defined bright line rules, it is possible that we may be a PFIC for any taxable year or that the U.S. Internal Revenue Service (the "IRS") may challenge our determination concerning our PFIC status.

We may become subject to unanticipated tax liabilities that may have a material adverse effect on our results of operations.

We are a Bermuda company, and we believe that the income derived from our operations will not be subject to tax in Bermuda, which currently has no corporate income tax. We further believe that a significant portion of the income derived from our operations will not be subject to tax in many other countries in which our customers or containers are located. However, this belief is based on the anticipated nature and conduct of our business, which may change. It is also based on our understanding of the tax laws of the countries in which our customers use containers. The tax positions we take in various jurisdictions are subject to review and possible challenge by taxing authorities and to possible changes in law that may have retroactive effect. Due to the significant judgment required in estimating tax reserves, actual amounts paid, if any, could differ significantly from those estimates.

Bermuda recently enacted the Economic Substance Act 2018 requiring affected Bermuda registered companies to maintain a substantial economic presence in Bermuda. While detailed guidelines have yet to be finalized, this legislation could require us to incur substantial additional cost, and/or incur significant penalties and possibly require us to re-domicile our company to a jurisdiction with higher tax rates. Our results of operations could be materially and adversely affected if we become subject to these or other unanticipated tax liabilities.

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

Most of our equipment fleet is manufactured in China. Although the purchase price is typically in U.S. dollars, our manufacturers pay labor and other costs in the local currency, the Chinese yuan. To the extent that our manufacturers' costs change due to changes in the valuation of the Chinese yuan, the dollar price we pay for equipment could be affected.

Increases in the cost of or the lack of availability of contingent liability, physical damage and other insurance could increase our risk exposure and reduce our profitability.

Our lessees and depots are required to maintain all risks physical damage insurance, comprehensive general liability insurance and to indemnify us against loss. We also maintain our own contingent liability insurance and off-hire physical damage insurance. Nevertheless, lessees' and depots' insurance or indemnities and our future insurance may not fully protect us. The cost of such insurance and other insurance policies we currently maintain may increase or become prohibitively expensive and such insurance may not continue to be available.

The price of our common shares has been highly volatile and may decline regardless of our operating performance.

The trading price of our common shares has been and is likely to remain highly volatile. Factors affecting the trading price of our common shares may include:

•	broad market and industry factors, including global and political instability, trade actions, and interest rate and currency changes;

•	variations in our financial results;

•	changes in financial estimates or investment recommendations by securities analysts following our business;

•	the public's response to our press releases, other public announcements and filings with the SEC;

•	changes in accounting standards, policies, guidance or interpretations or principles;

•	future sales of common shares by our directors, officers and significant shareholders;

•	announcements of technological innovations or enhanced or new products by us or our competitors;

•	the failure to achieve operating results consistent with securities analysts' projections;

•	the operating and stock price performance of other companies that investors may deem comparable to us;

•	changes in our dividend policy and share repurchase programs;

•	fluctuations in the worldwide equity markets;

•	recruitment or departure of key personnel;

•	failure to timely address changing customer preferences; and

•
other events or factors, including those resulting from, the perceived or actual threat of impending natural disasters, coups, terrorism, war, or other armed conflict, as well as the actual occurrence of such events or responses to such events.

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

The trading market for our common shares relies in part on research and reports that industry or financial analysts publish about us, our business or our industry. We have no influence or control over these analysts. In addition, regulatory changes such as Markets in Financial Instruments Regulation (MiFIR) have led to a reduction in the number of sell side research analysts covering companies of our size and our industry. If more of these analysts cease coverage of us, we could lose visibility in the market, which in turn could cause our share price to decline. Furthermore, if one or more analysts covering our Company downgrades our shares, the price of our shares could decline.

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

Future sales of our common or preferred shares, or the perception in the public markets that such sales may occur, may depress our share price.

Sales of substantial amounts of our common and preferred shares in the public market or the perception that such sales could occur, could adversely affect the price of our common and preferred shares and could impair our ability to raise capital through the sale of additional shares and result in long-lived asset impairment.

In addition, to the extent that significant shareholders sell, or indicate an intent to sell, substantial amounts of our common and preferred shares in the public market, the trading price of our common and preferred shares could decline significantly. These factors could also make it more difficult for us to raise additional funds through future offerings of our common and preferred shares or other securities.

Issuing additional common and preferred shares or other equity securities or securities convertible into equity for financing or in connection with our incentive plans, acquisitions or otherwise may dilute the economic and voting rights of our existing shareholders or reduce the market price of our common and preferred shares or both. Upon liquidation, holders of our debt securities, if issued, and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our common and preferred shares. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may materially adversely affect the amount, timing or nature of future offerings. Thus, holders of our common and preferred shares bear the risk that our future offerings may reduce the market price of our common and preferred shares.

In the future, we may also issue securities in connection with investments or acquisitions. The amount of our common and preferred shares issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding common and preferred shares. Any issuance of additional securities in connection with investments or acquisitions may result in dilution to shareholders.

We are incorporated in Bermuda and a significant portion of our assets are located outside the United States. As a result, it may not be possible for shareholders to enforce civil liability provisions of the federal or state securities laws of the United States against the Company.

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

Certain provisions of the Vestar Sponsor Shareholders Agreement, our memorandum of association and amended and restated bye-laws and Bermuda law could hinder, delay or prevent a change in control that you might consider favorable, which could also adversely affect the price of our common shares.

Certain provisions under the Vestar Sponsor Shareholders Agreement, our memorandum of association and amended and restated bye-laws and Bermuda law could discourage, delay or prevent a transaction involving a change in control, even if doing so would benefit our shareholders. These provisions may include customary anti-takeover provisions and certain rights of the Vestar Sponsor Shareholders with respect to the designation of a director for nomination and election to our Board, including the ability to appoint a member to certain committees of the Board.

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

Further, our by-laws provide that we, on behalf of our subsidiaries, renounce any interest or expectancy we or our subsidiaries may have in (or in being offered an opportunity to participate in) business opportunities that are from time to time presented to any of the Vestar Sponsor Shareholders, and their affiliated funds, or any of their respective officers, directors, agents, shareholders, members, partners, affiliates and subsidiaries (other than us and our subsidiaries), even if the opportunity is one that we or our subsidiaries might reasonably be deemed to have pursued or had the ability or desire to pursue if granted the opportunity to do so. Our by-laws provide that no such person will be liable to us or any of our subsidiaries (for breach of any duty or otherwise), as a director or officer or otherwise, by reason of the fact that such person pursues or acquires such business opportunity, directs such business opportunity to another person or fails to present such business opportunity, or information regarding such business opportunity, to us or our subsidiaries; provided, that the foregoing will not apply to any such person who is a director or officer, if such business opportunity is expressly offered to such director or officer in writing solely in his or her capacity as a director or officer. This may cause the strategic interests of the Vestar Sponsor Shareholders to differ from, and conflict with, our interests and our other shareholders' interests in material respects.

We may not be able to protect our intellectual property rights, and we may become subject to intellectual property challenges by others, which could materially affect our business.

Our ability to obtain, protect and enforce our intellectual property rights is subject to general litigation risks, as well as the uncertainty as to the registrability, validity and enforceability of our intellectual property rights in each applicable country.

We rely on our trademarks to distinguish our services from the services of competitors, and have registered or applied to register a number of these trademarks. However, our trademark applications may not be approved. Third parties may also oppose our trademark applications or otherwise challenge our ownership or use of trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing of these new brands. Additionally, from time to time, third parties adopt or use names similar to ours, thereby impeding our ability to build brand identity and possibly leading to consumer confusion or to dilution of our trademarks. We may not have sufficient resources or desire to defend or enforce our intellectual property rights, and even if we seek to enforce them, there is no guarantee that we will be able to prevent such third-party uses. Furthermore, such enforcement efforts may be expensive, time consuming and could divert management's attention from managing our business.

Third parties may also assert claims that we infringe their intellectual property rights and these claims, with or without merit, could be time-consuming to litigate, cause the Company to incur substantial costs and divert management resources and attention in defending the claim. In some jurisdictions, plaintiffs can also seek injunctive relief that may prevent the marketing and selling of our services that infringe on the plaintiff's intellectual property rights. To resolve these claims, we may enter into licensing agreements with restrictive terms or significant fees, stop selling or redesign affected services, or pay damages to satisfy contractual obligations to others. If we do not resolve these claims in advance of a trial, there is no guarantee that we will be successful in court. These outcomes may have a material adverse impact on our operating results and financial condition.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.  PROPERTIES

Office Locations.    As of December 31, 2019, our employees are located in 20 offices in 13 countries.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares have been listed on the NYSE under the symbol "TRTN" since July 13, 2016. Prior to that time, there was no public market for our common shares.

On February 7, 2020, there were 53 holders of record of our common shares and 34,302 beneficial holders, based on information obtained from our transfer agent.

The following table provides certain information with respect to our purchases of the Company's common shares during the fourth quarter for the year ended December 31, 2019.

	Issuer Purchases of Common Shares(1)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)
October 1, 2019 through October 31, 2019	300,483	$33.90	300,483	$84,654
November 1, 2019 through November 30, 2019	—	$—	—	$84,654
December 1, 2019 through December 31, 2019	28,551	$37.91	28,551	$83,571
Total	329,034	$34.25	329,034	$83,571

(1)
On April 25, 2019, the Company's Board of Directors authorized a new $200.0 million repurchase program replacing the previous authorization. The share repurchase authorization will terminate upon completing repurchases of $200.0 million of common shares unless terminated earlier by the Board.

Performance Graph

The graph below compares our cumulative shareholder returns with the S&P 500 Stock Index and the Russell 2000 Stock Index for the period from July 13, 2016 (the first day our common shares were traded) through December 31, 2019. The graph assumes that the value of the investment in our common shares, the S&P 500 Stock Index and the Russell 2000 Stock Index was $100 on July 13, 2016 and that all dividends were reinvested.

Comparison of Cumulative Total Return
July 13, 2016 through December 31, 2019

	Base Period as of	INDEXED RETURNS FOR THE YEARS ENDED
Company / Index	July 13, 2016	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019
Triton International Limited	$100.00	$105.49	$264.66	$232.76	$320.75
S&P 500 Index	$100.00	$105.06	$127.99	$122.38	$160.91
Russell 2000 Index	$100.00	$113.77	$130.43	$116.07	$145.69

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes certain selected historical financial, operating and other data of Triton. The selected historical consolidated statements of operations data, balance sheet data and other financial data for each of the five years ended December 31, 2019 were derived from the Company's audited Consolidated Financial Statements and related notes. The data below should be read in conjunction with, and is qualified by reference to, our Management's Discussion and Analysis and our Consolidated Financial Statements and notes thereto contained elsewhere in this report. The historical results are not necessarily indicative of the results to be expected in any future period. The following financial data for Triton included herein for the periods prior to the date of the Merger on July 12, 2016 are for TCIL operations alone as TCIL was treated as the acquirer in the Merger for accounting purposes.

	Year Ended December 31, (In thousands, except per share data)
Statements of Operations Data:	2019	2018	2017	2016	2015
Leasing revenues:
Operating leases	$1,307,218	$1,328,756	$1,141,165	$813,357	$699,810
Finance leases	40,051	21,547	22,352	15,337	8,029
Total leasing revenues	1,347,269	1,350,303	1,163,517	828,694	707,839

Equipment trading revenues(1)	83,993	83,039	37,419	16,418	—
Equipment trading expenses(1)	(69,485)	(64,118)	(33,235)	(15,800)	—
Trading margin	14,508	18,921	4,184	618	—

Net gain (loss) on sale of leasing equipment	27,041	35,377	35,812	(20,347)	2,013
Net gain (loss) on sale of building	—	20,953	—	—	—

Operating expenses:
Depreciation and amortization	536,131	545,138	500,720	392,592	300,470
Direct operating expenses	79,074	48,326	62,891	84,256	54,440
Administrative expenses	75,867	80,033	87,609	65,618	53,435
Transaction and other costs(2)	—	88	9,272	66,916	22,185
Provision (reversal) for doubtful accounts	590	(231)	3,347	23,304	(2,156)
Insurance recovery income	—	—	(6,764)	—	—
Total operating expenses	691,662	673,354	657,075	632,686	428,374
Operating income	697,156	752,200	546,438	176,279	281,478
Other expenses (income):
Interest and debt expense	316,170	322,731	282,347	184,014	140,644
Realized (gain) loss on derivative instruments, net	(2,237)	(2,072)	900	3,438	5,496
Unrealized (gain) loss on derivative instruments, net(3)	3,107	430	(1,397)	(4,405)	2,240
Debt termination expense	2,543	6,090	6,973	141	1,170
Other (income) expense, net	(3,257)	(2,292)	(2,637)	(1,076)	211
Total other expenses	316,326	324,887	286,186	182,112	149,761
Income (loss) before income taxes	380,830	427,313	260,252	(5,833)	131,717
Income tax expense (benefit)	27,551	70,641	(93,274)	(48)	4,048
Net income (loss)	$353,279	$356,672	$353,526	$(5,785)	$127,669
Less: income attributable to noncontrolling interest	592	7,117	8,928	7,732	16,580
Less: dividend on preferred shares	13,646	—	—	—	—
Net income (loss) attributable to shareholders	$339,041	$349,555	$344,598	$(13,517)	$111,089
Earnings Per Share Data:
Net income (loss) per common share—Basic	$4.57	$4.38	$4.55	$(0.24)	$2.75
Net income (loss) per common share—Diluted	$4.54	$4.35	$4.52	$(0.24)	$2.71
Weighted average common shares and non-voting common shares outstanding:
Basic	74,190	79,782	75,679	56,032	40,429
Diluted	74,700	80,364	76,188	56,032	40,932
Cash dividends paid per common share	$2.08	$2.01	$1.80	$1.35	$—

(1)	Triton acquired the Equipment trading segment as part of the Merger on July 12, 2016 and had no such reporting segment prior to that date.

(2)	Includes retention and stock compensation expense pursuant to the Merger and the plans established as part of TCIL's 2011 re-capitalization.

(3)
Unrealized (gains) losses on derivative instruments, net are primarily due to changes in interest rates, and reflect changes in the fair value of interest rate swaps not designated as cash flow hedges.

	As of December 31, (In thousands)
	2019	2018	2017	2016	2015
Balance Sheet Data (end of period):
Cash and cash equivalents (including restricted cash)	$168,972	$159,539	$226,171	$163,492	$79,264
Accounts receivable, net	210,697	264,382	199,876	173,585	110,970
Revenue earning assets, net	8,920,393	9,467,969	8,703,570	7,817,192	4,428,699
Total assets	9,642,633	10,270,013	9,577,625	8,713,571	4,658,997
Debt, net of unamortized debt costs	6,631,525	7,529,432	6,911,725	6,353,449	3,166,903
Shareholders' equity	2,532,237	2,203,696	2,076,284	1,663,233	1,217,329
Noncontrolling interests(1)	—	121,513	133,542	143,504	160,504
Total equity (including noncontrolling interests)	2,532,237	2,325,209	2,209,826	1,806,737	1,377,833
Other Financial Data:
Capital expenditures	240,170	1,603,507	1,562,863	629,332	398,799
Proceeds from sale of equipment, net of selling costs	217,296	163,256	190,744	145,572	171,719

(1)	The Company acquired all of the remaining third-party partnership interests in Triton Container Investments LLC during 2019.

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

Our Company

Triton International Limited ("Triton", "we", "our" or the "Company") is the world's largest lessor of intermodal containers. Intermodal containers are large, standardized steel boxes used to transport freight by ship, rail or truck. Because of the handling efficiencies they provide, intermodal containers are the primary means by which many goods and materials are shipped internationally. We also lease chassis, which are used for the transportation of containers.

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

Operations

Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of December 31, 2019, our total fleet consisted of 3.6 million containers and chassis, representing 6.1 million TEU or 6.9 million CEU. Our primary customers include the world's largest container shipping lines. For the year ended December 31, 2019, our twenty largest customers accounted for 85% of our lease billings, our five largest customers accounted for 53% of our lease billings, and our two largest customers, CMA CGM S.A. and Mediterranean Shipping Company S.A., accounted for 21% and 14% of our lease billings, respectively.

Effective December 31, 2019, we revised our CEU factors to be more in line with the cost of new containers over the last several years. These new CEU factors are generally consistent with those published by the International Institute for Container Lessors ("IICL") and may differ among companies in the industry. We use the CEU factors to measure the size and performance of our container fleet.

The change in CEU factors reduced the size of our fleet on a CEU basis by roughly 8% as of December 31, 2019 and the majority of this change was due to a reduction in the CEU factor for forty-foot high cube refrigerated containers from 10.0 to 7.5. The utilization of our fleet on a CEU basis remained largely unchanged as the utilization of our refrigerated containers was in line with other container types. Fleet size and utilization information have been updated with these revised factors for all periods presented.

The most important driver of profitability in our business is the extent to which leasing revenues, which are driven by our owned equipment fleet size, utilization and average lease rates, exceed our ownership and operating costs. Our profitability is also driven by the gains or losses we realize on the sale of used containers in the ordinary course of our business.

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

The following tables summarize our equipment fleet as of December 31, 2019, 2018 and 2017, indicated in units, TEU and CEU.

	Equipment Fleet in Units			Equipment Fleet in TEU
	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2019	December 31, 2018	December 31, 2017
Dry	3,267,624	3,340,946	3,077,144	5,369,377	5,476,406	5,000,043
Refrigerated	225,520	228,778	218,429	435,148	440,781	419,673
Special	94,453	93,900	89,066	171,437	169,614	159,172
Tank	12,485	12,509	12,124	12,485	12,509	12,124
Chassis	24,515	24,832	22,523	45,154	45,787	41,068
Equipment leasing fleet	3,624,597	3,700,965	3,419,286	6,033,601	6,145,097	5,632,080
Equipment trading fleet	17,906	13,138	10,510	27,121	21,361	16,907
Total	3,642,503	3,714,103	3,429,796	6,060,722	6,166,458	5,648,987

	Equipment Fleet in CEU(1)
	December 31, 2019	December 31, 2018	December 31, 2017
Operating Leases	6,434,434	6,532,172	6,165,649
Finance Leases	423,638	442,585	286,970
Equipment trading fleet	37,232	39,008	40,891
Total	6,895,304	7,013,765	6,493,510

(1)
In the equipment fleet tables above, we have included total fleet count information based on CEU. CEU is a ratio used to convert the actual number of containers in our fleet to a figure based on the relative purchase prices of our various equipment types to that of a 20-foot dry container. For example, the CEU ratio for a 40-foot high cube dry container is 1.70, and a 40-foot high cube refrigerated container is 7.50. These factors may differ slightly from CEU ratios used by others in the industry.

The following table summarizes the percentage of our equipment fleet in terms of units and CEU as of December 31, 2019:

Equipment Type	Percentage of total fleet in units	Percent of total fleet in CEU
Dry	89.7%	68.5%
Refrigerated	6.2	24.2
Special	2.6	3.5
Tank	0.3	1.4
Chassis	0.7	1.9
Equipment leasing fleet	99.5	99.5
Equipment trading fleet	0.5	0.5
Total	100.0%	100.0%

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

The following table summarizes our lease portfolio by lease type, based on CEU on-hire as of December 31, 2019, 2018 and 2017:

Lease Portfolio	December 31, 2019	December 31, 2018	December 31, 2017
Long-term leases	69.5%	66.7%	71.3%
Finance leases	6.8	6.7	4.7
Service leases	7.8	11.8	14.8
Expired long-term leases (units on-hire)	15.9	14.8	9.2
Total	100.0%	100.0%	100.0%

As of December 31, 2019, 2018 and 2017, our long-term and finance leases combined had an average remaining contractual term of approximately 48 months, 47 months, and 44 months, respectively, assuming no leases are renewed.

Operating Performance

Triton faced challenging market conditions during 2019, though our performance remained solid. Global containerized trade growth decreased in 2019 due to generally soft global economic conditions and the trade dispute between the United States and China, which resulted in increased tariffs and other trade restrictions. Low trade growth in 2019 led to decreased container and leasing demand, decreased new container prices and decreased market leasing rates. However, container supply was generally well balanced in 2019 due to reduced production of new containers, and our utilization and used container sale prices finished 2019 at fairly strong levels despite facing pressure throughout the year. We were also able to redirect our cash flow from capital spending to other high value uses including share repurchases and purchasing the third-party minority interests in a portfolio of our containers.

Fleet size.    During 2019, we invested $242.5 million in new containers compared to $856.1 million of combined depreciation expense, book value of container disposals, and principal payments on finance leases. As of December 31, 2019, our fleet had a net book value of $8.9 billion, which represents a decrease of 5.8% as compared to December 31, 2018.

The decrease in net book value of our revenue earning assets as reflected on the balance sheet from December 31, 2018 to December 31, 2019 was due to limited procurement in 2019, reflecting low trade growth, weak leasing demand, and low new lease transaction activity. Aggressive competition among leasing companies also led to reduced projected returns on new container investments and caused us to further restrict new container investments.

However, due to stronger market conditions in 2018, our much higher levels of container investments, and our resulting strong fleet growth during 2018, our average fleet size and the average net book value of our revenue earning assets increased from 2018 to 2019 despite our limited procurement. The change in average balances drives change in our annual leasing revenue and depreciation, and leasing revenue and depreciation expense decreased only slightly in 2019 despite the larger decrease in our fleet size over the course of the year. Similarly, the decrease in our fleet size during 2019 will limit our ability to increase our average fleet size and annual leasing revenue from 2019 to 2020 even if we significantly increase capital spending in 2020.

Utilization(1).    Our utilization averaged 96.9% during 2019, as compared to 98.6% in 2018. Our ending utilization was 95.4% as of December 31, 2019, as compared to 97.9% as of December 31, 2018. Our utilization decreased throughout 2019 due to low trade growth and weak leasing demand. However, container supply was generally well balanced in 2019 due to reduced production of new containers, and our utilization decreased gradually. As of February 7, 2020, our utilization was 95.5%.

The following tables summarize our equipment fleet utilization for the periods indicated below:

	Year Ended December 31,	Quarter Ended
Average Utilization		December 31,	September 30,	June 30,	March 31,
2019	96.9%	95.8%	96.7%	97.2%	97.7%
2018	98.6%	98.3%	98.8%	98.8%	98.8%
2017	97.1%	98.4%	97.8%	96.6%	95.4%

	Quarter Ended
Ending Utilization	December 31,	September 30,	June 30,	March 31,
2019	95.4%	96.4%	97.1%	97.4%
2018	97.9%	98.7%	98.8%	98.8%
2017	98.7%	98.2%	97.3%	95.9%

(1)	Utilization is computed by dividing our total units on lease (in CEU) by the total units in our fleet (in CEU) excluding new units not yet leased and off-hire units designated for sale.

Average lease rates.    Average lease rates for our dry container product line decreased by 1.6% in 2019 compared to 2018, primarily reflecting the impact of several large lease extensions completed during 2019 at rates below our portfolio average. Market lease rates were low throughout 2019 due to weak lease demand, a decrease in new container prices, a decrease in interest rates and aggressive competition for available lease transactions. Market lease rates are currently well below our average portfolio lease rates. Our average dry container lease rates will continue to trend down if new container prices remain at their current level.

Average lease rates for our refrigerated container product line decreased by 4.3% in 2019 compared to 2018. The cost of refrigerated containers has trended down over the last few years, which has led to lower market lease rates. Market lease rates for refrigerated containers have also been pressured for several years by new leasing company entrants. Market lease rates for refrigerated containers remain below the average lease rates of our refrigerated container lease portfolio, and we expect our average lease rates for refrigerated containers to continue to gradually trend down.

The average lease rates for our special container product line decreased by 0.2% in 2019 compared to 2018. Current market lease rates for special containers are below the average lease rates in our lease portfolio, but we experienced limited lease renewal and new lease activity in 2019.

Equipment disposals.    Disposal volumes of our used dry containers increased by 65.2% in 2019, mainly as a result of increased container redeliveries. Average used dry container disposal prices decreased by 10.5% in 2019 as compared to 2018, reflecting an increase in inventories of containers held for sale and lower new container prices. We continue to generate gains on used container disposals as our average used container selling prices currently are above our accounting residual values.

Credit Risk. We had minimal credit losses in 2019. However, our credit risk remains elevated due to the ongoing financial pressure faced by our shipping line customers. The container shipping industry has faced several years of weak freight rates and poor financial results due to excess vessel capacity resulting from aggressive ordering of mega container vessels, compounded this year by lower than expected trade growth. A number of our customers have recently generated financial losses and many are burdened with high levels of debt. In addition, we anticipate the high volume of new vessels entering service over the next several years will complicate our customers' efforts to increase freight rates. Furthermore, new environmental regulations that are effective in January 2020 will increase the cost of fuel and have caused our shipping line customers to make large capital outlays. As a result, we expect our customers' financial performance will remain under pressure for some time. The tariffs imposed on certain goods traded between the United States and China and the uncertainty surrounding future trade agreements could lead to reduced trade and lower freight rates and further increase the financial pressure on our customers.

We currently have a credit insurance policy covering accounts receivable owed by some of our customers. This policy offers significantly reduced protections against a major customer default compared to the credit insurance policy we had in place prior to 2018. In addition, this policy has exclusions and other limitations.

Coronavirus Outbreak. We have been closely following developments relating to the recent novel coronavirus outbreak in China. The quarantines and related work and travel restrictions implemented in China to contain the outbreak have significantly reduced factory production, which has led to very low volumes of exports from China in February 2020 and reduced container demand. We expect the disruptions and resulting export reductions to continue through the first quarter of 2020. Beyond then, the impact of the coronavirus outbreak on our business is unclear. Previous trade disruptions have had a mix of positive and negative impacts on container supply and demand. The balance of these effects in this case will likely be driven by how long the disruptions last and whether economic disruptions spread to other countries.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, and borrowings under our credit facilities. Our principal uses of cash include capital expenditures, debt service requirements, paying dividends, and repurchasing our common shares.

For the year ended December 31, 2019, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment, was $1,279.2 million. In addition, as of December 31, 2019 we had $62.3 million of cash and cash equivalents and $1,580.0 million of additional borrowing capacity under our current credit facilities.

As of December 31, 2019, our cash commitments in the next 12 months include $825.7 million of scheduled principal payments on our existing debt facilities, and $67.4 million of committed but unpaid capital expenditures.

We believe that cash provided by operating activities, existing cash, proceeds from the sale of our leasing equipment, and availability under our borrowing facilities will be sufficient to meet our obligations over the next twelve months.

Preferred Share Issuances

In 2019, the Company completed several series of preferred share offerings ("Series") and generated gross proceeds of $405.0 million. The Series were issued with dividend rates between 7.375% and 8.50%. For more information, please refer to Note 10 - "Other Equity Matters" in Part IV, Item 15 of this Annual Report on Form 10-K.

Share Repurchase Program

During the year ended December 31, 2019, the Company repurchased 6,918,197 common shares at an average price per-share of $31.82 for a total of $220.1 million. As of February 7, 2020, the Company has a total of $80.2 million remaining under its share repurchase program.

Dividends

During the year ended December 31, 2019, the Company paid $12.3 million of dividends related to preferred shares. Additionally, the Company paid dividends on outstanding common shares totaling $153.9 million and $160.3 million for the years ended December 31, 2019 and 2018, respectively. For more information, please see Note 10 - "Other Equity Matters" in Part IV, Item 15 of this Annual Report on Form 10-K.

Debt Agreements

As of December 31, 2019 and 2018, our outstanding indebtedness was comprised of the following (amounts in millions):

	December 31, 2019	December 31, 2018
Institutional notes	$1,957.6	$2,198.2
Asset-backed securitization term notes	2,719.2	3,063.8
Term loan facilities	1,200.4	1,543.4
Asset-backed securitization warehouse	370.0	340.0
Revolving credit facilities	410.0	375.0
Finance lease obligations	27.0	75.5
Total debt outstanding	$6,684.2	$7,595.9
Unamortized debt costs	(39.8)	(44.9)
Unamortized debt premiums & discounts	(4.1)	(5.3)
Unamortized fair value debt adjustment	(8.8)	(16.3)
Debt, net of unamortized costs	$6,631.5	$7,529.4

The maximum 2019 borrowing levels for the Asset-backed Securitization warehouse ("ABS") and the revolving credit facility are $800.0 million and $1,560.0 million, respectively. These facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets. As of December 31, 2019, the actual availability under these credit facilities was approximately $845.9 million.

As of December 31, 2019, we had a combined $5,783.5 million of total debt on facilities with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap contracts. This accounts for 87% of total debt.

Pursuant to the terms of certain debt agreements, we are also required to maintain certain restricted cash accounts. As of December 31, 2019, we had restricted cash of $106.7 million.

For additional information on our debt, please see Note 6 - "Debt" in Part IV, Item 15 of this Annual Report on Form 10-K.

Debt Covenants

We are subject to certain financial covenants related to leverage, interest coverage and net worth as defined in our debt agreements. The debt agreements are the obligations of our subsidiaries and all related debt covenants are calculated at the subsidiary level. Failure to comply with these covenants could result in a default under the related credit agreements and the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors. As of December 31, 2019, we were in compliance with all covenants. The table below reflects the key covenants for the Company that cover the majority of our debt agreements:

	TCIL		TAL
Financial Covenant	Covenant	Actual	Covenant	Actual
Fixed charge coverage ratio	Shall not be less than 1.25:1	2.76:1	Shall not be less than 1.10:1	2.21:1
Minimum net worth	Shall not be less than $855 million	$2,105.3 million	Shall not be less than $500 million	$881.7 million
Leverage ratio	Shall not exceed 4.0:1	1.87:1	Shall not exceed 4.75:1	2.30:1

Cash Flow

The following table sets forth certain cash flow information for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash provided by (used in) operating activities	$1,061,906	$994,222	$867,468
Net cash provided by (used in) investing activities	$(23,720)	$(1,412,781)	$(1,372,064)
Net cash provided by (used in) financing activities	$(1,028,753)	$351,927	$567,275

Operating Activities

Net cash provided by operating activities increased by $67.7 million to $1,061.9 million in 2019, compared to $994.2 million in 2018. The change was primarily due to the timing of collections in accounts receivable partially offset by a decrease in pre-tax income as a result of lower utilization.

Net cash provided by operating activities increased by $126.7 million to $994.2 million in 2018, compared to $867.5 million in 2017. The change was primarily due to an increase in pre-tax income as a result of a larger fleet size and higher utilization.

Investing Activities

Net cash used in investing activities decreased by $1,389.1 million to $23.7 million in 2019 compared to $1,412.8 million in 2018 primarily due to a $1,363.3 million decrease in leasing equipment purchases.

Net cash used in investing activities increased by $40.7 million to $1,412.8 million in 2018 compared to $1,372.1 million in 2017 primarily due to an increase in purchases of leasing equipment and a decrease in the volume of container disposals.

Financing Activities

Net cash used in financing activities increased by $1,380.7 million to $1,028.8 million in 2019 compared to cash provided by financing activities of $351.9 million in 2018. The increase was primarily due to net debt payments in 2019 as a result of limited procurement in 2019, compared to substantial net borrowings made in 2018 to finance much larger investments in our container fleet. Additionally, in 2019 we repurchased common shares for $222.2 million and acquired all third party partnership interests in Triton Container Investments LLC for $103.0 million. These uses of cash in 2019 were partially offset by net proceeds of $392.2 million from preferred share offerings.

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

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,			Variance
	2019	2018	2017	2019 vs 2018	2018 vs 2017
Leasing revenues:
Operating leases	$1,307,218	$1,328,756	$1,141,165	$(21,538)	$187,591
Finance leases	40,051	21,547	22,352	18,504	(805)
Total leasing revenues	1,347,269	1,350,303	1,163,517	(3,034)	186,786

Equipment trading revenues	83,993	83,039	37,419	954	45,620
Equipment trading expenses	(69,485)	(64,118)	(33,235)	(5,367)	(30,883)
Trading margin	14,508	18,921	4,184	(4,413)	14,737

Net gain (loss) on sale of leasing equipment	27,041	35,377	35,812	(8,336)	(435)
Net gain (loss) on sale of building	—	20,953	—	(20,953)	20,953

Operating expenses:
Depreciation and amortization	536,131	545,138	500,720	(9,007)	44,418
Direct operating expenses	79,074	48,326	62,891	30,748	(14,565)
Administrative expenses	75,867	80,033	87,609	(4,166)	(7,576)
Transaction and other costs (income)	—	88	9,272	(88)	(9,184)
Provision (reversal) for doubtful accounts	590	(231)	3,347	821	(3,578)
Insurance recovery income	—	—	(6,764)	—	6,764
Total operating expenses	691,662	673,354	657,075	18,308	16,279
Operating income (loss)	697,156	752,200	546,438	(55,044)	205,762
Other expenses:
Interest and debt expense	316,170	322,731	282,347	(6,561)	40,384
Realized (gain) loss on derivative instruments, net	(2,237)	(2,072)	900	(165)	(2,972)
Unrealized (gain) loss on derivative instruments, net	3,107	430	(1,397)	2,677	1,827
Debt termination expense	2,543	6,090	6,973	(3,547)	(883)
Other (income) expense, net	(3,257)	(2,292)	(2,637)	(965)	345
Total other expenses	316,326	324,887	286,186	(8,561)	38,701
Income (loss) before income taxes	380,830	427,313	260,252	(46,483)	167,061
Income tax expense (benefit)	27,551	70,641	(93,274)	(43,090)	163,915
Net income (loss)	$353,279	$356,672	$353,526	$(3,393)	$3,146
Less: income (loss) attributable to noncontrolling interest	592	7,117	8,928	(6,525)	(1,811)
Less: dividend on preferred shares	13,646	—	—	13,646	—
Net income (loss) attributable to common shareholders	$339,041	$349,555	$344,598	$(10,514)	$4,957

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018
Leasing revenues.    Per diem revenues represent revenue earned under operating lease contracts. Fee and ancillary lease revenues represent fees billed for the pick-up and drop-off of containers in certain geographic locations and billings of certain reimbursable operating costs such as repair and handling expenses. Finance lease revenues represent interest income earned under finance lease contracts. The following table summarizes our leasing revenues for the periods indicated below (in thousands):

	Year Ended December 31,
Leasing revenues	2019	2018	Variance
Operating lease revenues:
Per diem revenues	$1,244,297	$1,278,354	$(34,057)
Fee and ancillary revenues	62,921	50,402	12,519
Total operating lease revenues	1,307,218	1,328,756	(21,538)
Finance lease revenues	40,051	21,547	18,504
Total leasing revenues	$1,347,269	$1,350,303	$(3,034)
Total leasing revenues were $1,347.3 million, net of lease intangible amortization of $36.8 million, in 2019 compared to $1,350.3 million, net of lease intangible amortization of $61.5 million, in 2018, a decrease of $3.0 million.
Per diem revenues were $1,244.3 million in 2019 compared to $1,278.4 million in 2018, a decrease of $34.1 million. The primary reasons for this decrease are as follows:

•
$32.7 million decrease due to the reclassification of certain contracts from operating leases to finance leases in the fourth quarter of 2018 as a result of the renegotiation and extension of the contracts;

•	$21.4 million decrease due to a decrease in average CEU per diem rates; and

•	$4.6 million decrease due to a decline in average units on-hire during the year; partially offset by

•	$24.7 million increase due to a decrease in lease intangible amortization.

Fee and ancillary lease revenues were $62.9 million in 2019 compared to $50.4 million in 2018, an increase of $12.5 million. The increase was primarily due to an increase in redelivery fees as a result of a 52% increase in the volume of redeliveries.

Finance lease revenues were $40.1 million in 2019 compared to $21.5 million in 2018, an increase of $18.6 million. The increase was due to the addition of several finance leases, primarily in the fourth quarter of 2018, as a result of the renegotiation and extension of certain contracts that were reclassified from operating leases to finance leases. This increase was partially offset by the runoff of the existing portfolio.

Trading margin.    Trading margin was $14.5 million in 2019 compared to $18.9 million in 2018, a decrease of $4.4 million. The decrease was primarily due to a decrease in per unit margins, partially offset by an increase in trading volume.

Net gain (loss) on sale of leasing equipment.    Gain on sale of equipment was $27.0 million in 2019 compared to $35.4 million in 2018, a decrease of $8.4 million. The decrease was primarily due to a 10.5% decrease in average used dry container selling prices, partially offset by a 65.2% increase in selling volumes.

Net gain (loss) on sale of building. On April 20, 2018 we completed the sale of an office building for net proceeds of $27.6 million and recognized a gain of $21.0 million.

Depreciation and amortization.    Depreciation and amortization was $536.1 million in 2019 compared to $545.1 million in 2018, a decrease of $9.0 million. The primary reasons for this decrease are as follows:

•
$17.7 million decrease due to the reclassification of certain contracts from operating leases to finance leases in the fourth quarter of 2018 as a result of the renegotiation and extension of the contracts; and

•	$16.9 million decrease due to an increase in the number of containers that are fully depreciated; partially offset by a

•	$26.7 million increase due to a net increase in the average size of our depreciable fleet.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and reposition equipment from locations with weak leasing demand. Direct operating expenses were $79.1 million in 2019 compared to $48.3 million in 2018, an increase of $30.8 million. The primary reasons for the increase are as follows:

•	$20.5 million increase in storage expense due to an increase in idle units; and

•	$8.6 million increase in repair and handling expense due to an increase in the volume of redeliveries.

Administrative expenses.    Administrative expenses were $75.9 million in 2019 compared to $80.0 million in 2018, a decrease of $4.1 million. The primary reasons for this decrease are as follows:

•	$2.5 million decrease due to a decrease in employee incentive compensation; and

•	$2.0 million decrease due to a decrease in professional fees.

Interest and debt expense.    Interest and debt expense was $316.2 million in 2019 compared to $322.7 million in 2018, a decrease of $6.5 million. The primary reasons for this decrease are as follows:

•	$5.8 million decrease due to a reduction in the average effective interest rate to 4.31% in 2019 compared to 4.39% in 2018; and

•	$0.7 million decrease due to a slight reduction in the average debt balance outstanding.

Realized (gain) loss on derivative instruments, net.    Realized gain on derivative instruments, net was $2.2 million in 2019, compared to $2.1 million in 2018, an increase of $0.1 million. The increase is primarily due to an increase in the average one-month LIBOR rate, mostly offset by the reduction of the underlying derivative notional amounts due to the amortization of certain interest rate swap contracts during the year ended December 31, 2019.

Unrealized loss (gain) on derivative instruments, net. Unrealized loss on derivative instruments, net was $3.1 million in 2019, compared to $0.4 million in 2018, an increase of $2.7 million. The unrealized loss in 2019 was primarily due to a decrease in long-term interest rates during 2019.

Debt termination expense. Debt termination expense was $2.5 million in 2019 compared to $6.1 million in 2018. The decrease of $3.6 million was mainly due to fewer debt facilities being amended or terminated in 2019.

Income taxes. Income tax expense was $27.6 million in 2019 compared to $70.6 million in 2018, a decrease in income tax expense of $43.0 million. The primary reasons for this decrease are as follows:

•	$24.7 million decrease related to a taxable gain in 2018 from a U.S. entity to foreign entity intra-company asset sale that did not re-occur in 2019;

•	$8.9 million decrease due to an increase in the portion of income generated in lower tax jurisdictions during 2019; and

•	$4.7 million decrease due to a decrease in pre-tax income.

Income attributable to noncontrolling interests. Income attributable to noncontrolling interests was $0.6 million in 2019 compared to $7.1 million in 2018, a decrease of $6.5 million. All third-party partnership interests in Triton Container Investments LLC were acquired by the company during the first half of 2019.

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

	Year Ended December 31,
Leasing revenues	2018	2017	Variance
Operating lease revenues:
Per diem revenues	$1,278,354	$1,100,507	$177,847
Fee and ancillary revenues	50,402	40,658	9,744
Total operating lease revenues	1,328,756	1,141,165	187,591
Finance lease revenues	21,547	22,352	(805)
Total leasing revenues	$1,350,303	$1,163,517	$186,786
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
Per diem revenues were $1,278.4 million in 2018 compared to $1,100.5 million in 2017, an increase of $177.9 million. The primary reasons for this increase are as follows:

•	$133.4 million increase due to an increase of 650,140 CEU in the average number of containers on-hire under operating leases;

•	$23.9 million increase due to an increase in average CEU per diem rates;

•	$27.1 million increase due to reduced lease intangible amortization; partially offset by

•
$6.6 million decrease due to the reclassification of certain contracts from operating leases to finance leases in the fourth quarter of 2018 as a result of the renegotiation and extension of the contracts.

Fee and ancillary lease revenues were $50.4 million in 2018 compared to $40.7 million in 2017, an increase of $9.7 million. The increase was primarily due to higher redelivery and repair fee revenue of $11.0 million associated with higher volumes of redeliveries, especially in the fourth quarter of 2018, partially offset by reduced handling fees of $1.3 million.

Finance lease revenues were $21.5 million in 2018 compared to $22.4 million in 2017, a decrease of $0.9 million. The scheduled runoff of the existing portfolio was partially offset by the addition of several finance leases, primarily in the fourth quarter of 2018, as a result of the renegotiation and extension of certain contracts that were reclassified from operating leases to finance leases.

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

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, store the equipment when it is not on lease and reposition equipment that has been returned to locations with weak leasing demand. Direct operating expenses were $48.3 million in 2018 compared to $62.9 million in 2017, a decrease of $14.6 million. The primary reasons for the decrease are as follows:

•	$15.4 million decrease due to a decrease in storage, handling, and repositioning costs due to a decrease in the average number of our containers that were off-hire during the year;

•	$1.5 million decrease due to a decrease in inspection costs due to less new equipment purchases; partially offset by a

•	$2.2 million increase due to an increase in repair costs as a result of an increase in the volume of redeliveries in the fourth quarter of 2018.

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

Income attributable to noncontrolling interests. Income attributable to noncontrolling interests was $7.1 million in 2018 compared to $8.9 million in 2017, a decrease of $1.8 million. The decrease is primarily due to a reduction in the size of the portfolio of containers owned by the entity in which the noncontrolling interests maintain their ownership.

Segments

Our leasing segment is discussed in our results of operations comparisons and the trading segment is discussed in the trading margin comparison within the results of operations comparisons.

For additional information on our segments, please see Note 11 - "Segment and Geographic Information" in Part IV, Item 15 of this Annual Report on Form 10-K.

Contractual Obligations

We are party to various operating and finance leases and are obligated to make payments related to our borrowings. We are also obligated under various commercial commitments, including obligations to our equipment manufacturers. Our equipment manufacturer obligations are in the form of conventional accounts payable and are satisfied by cash flows from operations and financing activities.

The following table summarizes our contractual obligations and commercial commitments as of December 31, 2019:

	Contractual Obligations by Period
Contractual Obligations:	Total	2020	2021	2022	2023	2024	2025 and thereafter
	(dollars in millions)
Principal debt obligations	$6,657.1	$822.5	$827.1	$1,048.9	$1,638.1	$1,052.2	$1,268.3
Interest on debt obligations(1)	955.4	255.1	220.6	183.0	141.7	78.0	77.0
Finance lease obligations(2)	30.7	4.4	4.4	4.4	4.4	13.1	—
Operating leases (mainly facilities)	9.9	3.3	2.8	2.3	1.4	0.1	—
Purchase obligations:
Equipment purchases payable	24.7	24.7	—	—	—	—	—
Equipment purchase commitments	42.7	42.7	—	—	—	—	—
Total contractual obligations	$7,720.5	$1,152.7	$1,054.9	$1,238.6	$1,785.6	$1,143.4	$1,345.3

(1)	Amounts include actual interest for fixed debt, estimated interest for floating-rate debt and interest rate swaps which are in a payable position based on December 31, 2019 rates.

(2)	Amounts include interest.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

The estimated useful lives and residual values of our leasing equipment are based on historical disposal experience and our expectations for future used container sale prices. We review the estimates used in our depreciation policies on a regular basis to determine whether changes have taken place that would suggest that a change in our depreciation estimates of useful lives of our equipment or the assigned residual values is warranted. For 2019, the Company completed its annual depreciation policy review during the fourth quarter and concluded no change was necessary.

The estimated useful lives and residual values for each major equipment type for the periods are indicated below as follows:

	As of December 31, 2019 and 2018
Equipment Type	Depreciable Life	Residual Value
Dry containers
20-foot dry container	13 years	$1,000
40-foot dry container	13 years	$1,200
40-foot high cube dry container	13 years	$1,400
Refrigerated containers
20-foot refrigerated container	12 years	$2,350
40-foot high cube refrigerated container	12 years	$3,350
Special containers
40-foot flat rack container	16 years	$1,700
40-foot open top container	16 years	$2,300
Tank containers	20 years	$3,000
Chassis	20 years	$1,200

Depreciation on leasing equipment commences on the date of initial on-hire.

For leasing equipment purchased for resale that may be leased for a period of time, we adjust our estimates for remaining useful life and residual values based on current conditions in the sales market for older containers and our expectations for how long the equipment will remain on-hire to the current lessee.

The net book value of our leasing equipment by equipment type is as follows (in thousands):

	December 31, 2019	December 31, 2018
Dry container	$6,308,038	$6,666,560
Refrigerated container	1,520,747	1,676,331
Special container	321,099	322,607
Tank container	101,677	107,284
Chassis	140,986	150,669
Total	$8,392,547	$8,923,451

Included in the amounts above are units not on lease at December 31, 2019 and 2018 with a total net book value of $721.7 million and $551.1 million, respectively. Depreciation on equipment purchased under finance lease obligations is included in depreciation and amortization expense on the consolidated statements of operations.

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

We did not record any impairment charges related to leasing equipment for the years ended December 31, 2019, 2018, and 2017.

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

During the years ended December 31, 2019, 2018 and 2017, we recorded the following net gains or losses on equipment held for sale on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2019	2018	2017
Impairment (loss) reversal on equipment held for sale	$(5,299)	$(3,933)	$3
Gain (loss) on sale of equipment, net of selling costs	32,340	39,310	35,809
Net gain on sale of leasing equipment	$27,041	$35,377	$35,812

Goodwill

Goodwill is tested for impairment at least annually on October 31 of each fiscal year or more frequently if events occur or circumstances exist that indicate that the fair value of a reporting unit may be below its carrying value. Goodwill has been allocated to our reporting units which are also our operating segments.

In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether further impairment testing is necessary. Among other relevant events and circumstances that affect the fair value of reporting units, we consider individual factors such as macroeconomic conditions, changes in our industry and the markets in which we operate, as well as our reporting units' historical and expected future financial performance. If, after assessing the totality of events or circumstances, we determine it is more-likely-than-not that the fair value of a reporting unit is greater than our carrying amount, then the quantitative goodwill impairment test is unnecessary. The quantitative goodwill impairment test compares the fair value of a reporting unit with our carrying amount, including goodwill. If the carrying amount of the reporting unit is less than its fair value, no impairment exists. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

We elected to perform the qualitative assessment for our evaluation of goodwill impairment during the year ended December 31, 2019 and concluded there was no impairment. Since inception through December 31, 2019, we did not have any goodwill impairment.

For additional information on our accounting policies, please see Note 2 - "Summary of Significant Accounting Policies" in Part IV, Item 15 of this Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2 - "Summary of Significant Accounting Policies" in Part IV, Item 15 of this Annual Report on Form 10-K for a full description of recent accounting pronouncements.

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

Interest Rate Risk

We enter into derivative agreements to fix the interest rates on a portion of our floating-rate debt. We assess and manage the external and internal risk associated with these derivative instruments in accordance with our overall operating goals. External risk is defined as those risks outside of our direct control, including counterparty credit risk, liquidity risk, systemic risk and legal risk. Internal risk relates to those operational risks within the management oversight structure and includes actions taken in contravention of our policies.

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

As of December 31, 2019, we had derivative agreements in place to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Derivatives	Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Cap Rate	Weighted Average Remaining Term
Interest Rate Swap(1)	$1,799.2 million	2.02%	n/a	5.1 years
Interest Rate Cap	$200.0 million	n/a	5.5%	2.0 years

(1)	The impact of forward starting swaps with total notional amount of $550.0 million will increase the weighted average remaining term to 6.7 years.

Certain of our derivative agreements are designated as cash flow hedges for accounting purposes, and any unrealized gains or losses related to the changes in fair value are recognized in accumulated other comprehensive income (loss) and reclassified to interest and debt expense as they are realized. A portion of our swap portfolio is not designated and changes in the fair value of non-designated interest rate swap agreements are recognized in the consolidated statements of operations as unrealized (gain) loss on derivative instruments, net and reclassified to realized (gain) loss on derivative instruments, net as they are realized.

Approximately 87% of our debt is either fixed or hedged using derivative instruments, which helps mitigate the impact of changes in short-term interest rates. However, a 100 basis point increase in the interest rates on our unhedged debt (primarily LIBOR) would result in an increase of approximately $9.1 million in interest expense over the next 12 months.

Foreign currency exchange rate risk

Although we have significant foreign-based operations, the majority of our revenues and our operating expenses are denominated in U.S. dollars. However, we pay our non-U.S. employees in local currencies and certain operating expenses are denominated in foreign currencies. Net foreign currency exchange gains and losses during the years ended December 31, 2019, 2018, and 2017 were immaterial.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and financial statement schedules listed under Item 15—Exhibits and Financial Statement Schedules are filed as a part of this Item 8. Supplementary financial information may be found in Note 15 to the Consolidated Financial Statements.

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

We assessed our internal control over financial reporting as of December 31, 2019 and based our assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2019.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of the audit, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2019.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Triton International Limited:

Opinion on Internal Control Over Financial Reporting

We have audited Triton International Limited and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement Schedule I - Condensed Financial Information of Registrant and Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 14, 2020 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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
February 14, 2020

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from the sections captioned "Election of Directors", "Information About Our Executive Officers" and "Delinquent Section 16(a) Reports" in our proxy statement to be issued in connection with the Annual General Meeting of Shareholders to be held on April 21, 2020, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019 (the "2020 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the sections captioned "Director Compensation Table", "Compensation Discussion and Analysis", "Summary Compensation Table", and "Grants of Plan-Based Awards Table", "CEO Pay Ratio", and the other tables and information following the "Grants of Plan-Based Awards Table" in the 2020 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference from the sections captioned "Equity Compensation Plan Information" and "Information Regarding Beneficial Ownership of Management and Principal Shareholders" in the 2020 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from the sections captioned "Certain Relationships and Related Party Transactions" and "Corporate Governance" in the 2020 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from the section captioned "Audit Fees" in the 2020 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following financial statements are included in Item 8 of this report:
(a)(2) Financial Statement Schedules
The following financial statement schedules for the Company are filed as part of this report:

Schedule I - Condensed Financial Information of Registrant	S-1
Schedule II - Valuation and Qualifying Accounts	S-4
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

4.2
Certificate of Designations of 8.50% Series A Cumulative Redeemable Perpetual Preference Shares (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed March 14, 2019)

4.3
Certificate of Designations of 8.00% Series B Cumulative Redeemable Perpetual Preference Shares (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed June 20, 2019)

4.4
Certificate of Designations of 7.375% Series C Cumulative Redeemable Perpetual Preference Shares (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed November 6, 2019)

4.5
Certificate of Designations of 6.875% Series D Cumulative Redeemable Perpetual Preference Shares (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed January 21, 2020)

4.6	*	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

Exhibit No.		Description
4.7
As permitted by Item 601(b)(4)(iii)(A) of Regulation S-K, the Company has not filed with this Annual Report on Form 10-K certain instruments defining the rights of holders of long-term debt of the Company and its subsidiaries because the total amount of securities authorized under any of such instruments does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.

10.1		Triton Container International Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed July 14, 2016)

10.2		Triton International Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed July 14, 2016)

10.3		Vestar Shareholders Agreement, as amended (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, filed July 14, 2016)

10.4
Tenth Restated and Amended Credit Agreement, dated as of May 16, 2019, by and among Triton Container International Limited and TAL International Container Corporation, as Borrowers, various lenders, and Bank of America, N.A., as Administrative Agent and an Issuer, and other parties thereto (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on July 25, 2019)

10.5
Term Loan Agreement dated as of November 30, 2018 by and among Triton Container International Limited, as Borrower, various lenders, and PNC Bank, National Association, as a lender and Administrative Agent (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed February 19, 2019)

10.6	*	Consultant Agreement dated as of January 1, 2020 between Triton Container International, Incorporated and Marc Pearlin

21.1	*	List of Subsidiaries

23.1	*	Consent of Independent Registered Public Accounting Firm

24.1	*	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K)

31.1	*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS		XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		XBRL Instance Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: February 14, 2020	TRITON INTERNATIONAL LIMITED
	By:	/s/ BRIAN M. SONDEY
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the 14th day of February, 2020.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Triton International Limited and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement Schedule I - Condensed Financial Information of Registrant and Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 14, 2020 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of residual values of leasing equipment
As discussed in Note 2 to the consolidated financial statements, the net book value of leasing equipment as of December 31, 2019 was $8.4 billion. Leasing equipment is recorded at cost and depreciated to an estimated residual value on a straight-line basis over the estimated useful lives. To determine the residual values of leasing equipment, the Company evaluates historical disposal experience and expectations of future used container sales prices.

We identified the assessment of residual values of leasing equipment as a critical audit matter. This was due to the high degree of auditor judgment required in evaluating the nature of audit evidence obtained over the key assumption related to future used container sales prices.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company's residual value estimation process, including controls over the key assumption used to estimate residual values of leasing equipment. We tested historical used container sales of the Company by examining historical sales invoices and considered their relevance and reliability to the residual values of leasing equipment. We assessed the mathematical accuracy of the average selling prices. We compared the average selling prices to current residual values. We compared trends identified by the Company within its historical data to published reports of industry commentators. We performed sensitivity analyses of the average selling price for used containers based on historical data. We compared the estimated residual values to publicly available peer data.

/s/ KPMG LLP

We have served as the Company's auditor since 2014.

New York, New York
February 14, 2020

TRITON INTERNATIONAL LIMITED
CONSOLIDATED BALANCE SHEET
(In thousands, except share data)

	December 31, 2019	December 31, 2018
ASSETS:
Leasing equipment, net of accumulated depreciation of $2,933,886 and $2,533,446	$8,392,547	$8,923,451
Net investment in finance leases	413,342	478,065
Equipment held for sale	114,504	66,453
Revenue earning assets	8,920,393	9,467,969
Cash and cash equivalents	62,295	48,950
Restricted cash	106,677	110,589
Accounts receivable, net of allowances of $1,276 and $1,240	210,697	264,382
Goodwill	236,665	236,665
Lease intangibles, net of accumulated amortization of $242,301 and $205,532	56,156	92,925
Other assets	38,902	34,610
Fair value of derivative instruments	10,848	13,923
Total assets	$9,642,633	$10,270,013
LIABILITIES AND SHAREHOLDERS' EQUITY:
Equipment purchases payable	$24,685	$22,392
Fair value of derivative instruments	36,087	10,966
Accounts payable and other accrued expenses	116,782	99,885
Net deferred income tax liability	301,317	282,129
Debt, net of unamortized costs of $39,781 and $44,889	6,631,525	7,529,432
Total liabilities	7,110,396	7,944,804
Shareholders' equity:
Preferred shares, $0.01 par value, at liquidation preference	405,000	—
Common shares, $0.01 par value, 270,000,000 shares authorized, 80,979,833 and 80,843,472 shares issued, respectively	810	809
Undesignated shares, $0.01 par value, 13,800,000 and 30,000,000 shares authorized, respectively, no shares issued and outstanding	—	—
Treasury shares, at cost, 8,771,345 and 1,853,148 shares, respectively	(278,510)	(58,114)
Additional paid-in capital	902,725	896,811
Accumulated earnings	1,533,845	1,349,627
Accumulated other comprehensive income (loss)	(31,633)	14,563
Total shareholders' equity	2,532,237	2,203,696
Noncontrolling interests	—	121,513
Total equity	2,532,237	2,325,209
Total liabilities and equity	$9,642,633	$10,270,013

The accompanying notes to the consolidated financial statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Leasing revenues:
Operating leases	$1,307,218	$1,328,756	$1,141,165
Finance leases	40,051	21,547	22,352
Total leasing revenues	1,347,269	1,350,303	1,163,517

Equipment trading revenues	83,993	83,039	37,419
Equipment trading expenses	(69,485)	(64,118)	(33,235)
Trading margin	14,508	18,921	4,184

Net gain on sale of leasing equipment	27,041	35,377	35,812
Net gain on sale of building	—	20,953	—

Operating expenses:
Depreciation and amortization	536,131	545,138	500,720
Direct operating expenses	79,074	48,326	62,891
Administrative expenses	75,867	80,033	87,609
Transaction and other costs (income)	—	88	9,272
Provision (reversal) for doubtful accounts	590	(231)	3,347
Insurance recovery income	—	—	(6,764)
Total operating expenses	691,662	673,354	657,075
Operating income (loss)	697,156	752,200	546,438
Other expenses:
Interest and debt expense	316,170	322,731	282,347
Realized (gain) loss on derivative instruments, net	(2,237)	(2,072)	900
Unrealized (gain) loss on derivative instruments, net	3,107	430	(1,397)
Debt termination expense	2,543	6,090	6,973
Other (income) expense, net	(3,257)	(2,292)	(2,637)
Total other expenses	316,326	324,887	286,186
Income (loss) before income taxes	380,830	427,313	260,252
Income tax expense (benefit)	27,551	70,641	(93,274)
Net income (loss)	$353,279	$356,672	$353,526
Less: income (loss) attributable to noncontrolling interest	592	7,117	8,928
Less: dividend on preferred shares	13,646	—	—
Net income (loss) attributable to common shareholders	$339,041	$349,555	$344,598
Net income per common share—Basic	$4.57	$4.38	$4.55
Net income per common share—Diluted	$4.54	$4.35	$4.52
Cash dividends paid per common share	$2.08	$2.01	$1.80
Weighted average number of common shares outstanding—Basic	74,190	79,782	75,679
Dilutive restricted shares	510	582	509
Weighted average number of common shares outstanding—Diluted	74,700	80,364	76,188

The accompanying notes to the consolidated financial statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Net income (loss)	$353,279	$356,672	$353,526
Other comprehensive income (loss), net of tax:
Change in derivative instruments designated as cash flow hedges	(42,532)	(3,933)	(407)
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges	(4,039)	(5,210)	440
Cumulative effect for the adoption of ASU 2017-12, net of income tax effect	432	—	—
Foreign currency translation adjustment	(57)	(207)	151
Other comprehensive income (loss), net of tax	(46,196)	(9,350)	184
Comprehensive income	307,083	347,322	353,710
Less:
Other comprehensive income attributable to noncontrolling interest	$592	$7,117	8,928
Dividend on preferred shares	13,646	—	—
Comprehensive income attributable to common shareholders	$292,845	$340,205	$344,782

Tax (benefit) provision on change in derivative instruments designated as cash flow hedges	$(6,121)	$1,814	$(234)
Tax (benefit) provision on reclassification of (gain) loss on derivative instruments designated as cash flow hedges	$(2,009)	$(1,570)	$171
Tax (benefit) provision on cumulative effect for the adoption of ASU 2017-12	$277	$—	$—

The accompanying notes to the consolidated financial statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share amounts)

	Preferred Shares		Common Shares		Treasury Shares		Add'l Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Non controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2016	—	$—	74,376,025	$744	—	$—	$690,418	$945,313	$26,758	$143,504	$1,806,737
Issuance of common shares	—	—	6,152,500	61	—	—	193,109	—	—	—	193,170
Share-based compensation	—	—	161,194	2	—	—	5,641	—	—	—	5,643
Cumulative adjustment for adoption of ASU 2016-09	—	—	—	—	—	—	—	6,582	—	—	6,582
Share repurchase to settle shareholder tax obligations	—	—	(1,962)	—	—	—	—	(70)	—	—	(70)
Net income (loss)	—	—	—	—	—	—	—	344,598	—	8,928	353,526
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	184	—	184
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(18,890)	(18,890)
Common shares dividend declared	—	—	—	—	—	—	—	(137,056)	—	—	$(137,056)
Balance as of December 31, 2017	—	$—	80,687,757	$807	—	$—	$889,168	$1,159,367	$26,942	$133,542	$2,209,826
Share-based compensation	—	—	200,341	2	—	—	9,028	—	—	—	9,030
Treasury shares acquired	—	—	—	—	1,853,148	(58,114)	—	—	—	—	(58,114)
Share repurchase to settle shareholder tax obligations	—	—	(44,626)	—	—	—	(1,385)	—	—	—	(1,385)
Net income (loss)	—	—	—	—	—	—	—	349,555	—	7,117	356,672
Tax reclassification to accumulated earnings for the adoption of ASU 2018-02	—	—	—	—	—	—	—	3,029	(3,029)	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(9,350)	—	(9,350)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(19,146)	(19,146)
Common shares dividend declared	—	—	—	—	—	—	—	(162,324)	—	—	(162,324)
Balance as of December 31, 2018	—	$—	80,843,472	$809	1,853,148	$(58,114)	$896,811	$1,349,627	$14,563	$121,513	$2,325,209
Issuance of preferred shares, net of offering expenses	16,200,000	405,000	—	—	—	—	(14,232)	—	—	—	390,768
Share-based compensation	—	—	311,257	3	—	—	8,960	—	—	—	8,963
Treasury shares acquired	—	—	—	—	6,918,197	(220,396)	—	—	—	—	(220,396)
Share repurchase to settle shareholder tax obligations	—	—	(174,896)	(2)	—	—	(5,664)	—	—	—	(5,666)
Net income (loss)	—	—	—	—	—	—	—	352,687	—	592	353,279
Other comprehensive income (loss)	—	—	—	—	—	—	—	(432)	(46,196)	—	(46,628)
Purchase of noncontrolling interests	—	—	—	—	—	—	16,850	—	—	(120,027)	(103,177)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(2,078)	(2,078)
Common shares dividend declared	—	—	—	—	—	—	—	(155,714)	—	—	(155,714)
Preferred shares dividend declared	—	—	—	—	—	—	—	(12,323)	—	—	(12,323)
Balance as of December 31, 2019	16,200,000	$405,000	80,979,833	$810	8,771,345	$(278,510)	$902,725	$1,533,845	$(31,633)	$—	$2,532,237

The accompanying notes to the consolidated financial statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Cash flows from operating activities:
Net income (loss)	$353,279	$356,672	$353,526
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	536,131	545,138	500,720
Amortization of deferred debt cost and other debt related amortization	12,806	15,005	13,401
Lease related amortization	41,926	70,275	92,787
Share-based compensation expense	8,963	9,030	5,641
Net (gain) loss on sale of leasing equipment	(27,041)	(35,377)	(35,812)
Net (gain) loss on sale of building	—	(20,953)	—
Unrealized (gain) loss on derivative instruments	3,107	430	(1,397)
Debt termination expense	2,543	6,090	6,973
Deferred income taxes	27,181	66,467	(94,678)
Changes in operating assets and liabilities:
Accounts receivable	54,171	(65,385)	(5,967)
Accounts payable and accrued expenses	3,963	(13,829)	(42,402)
Net equipment sold for resale activity	(3,837)	(2,341)	8,821
Cash received (paid) for settlement of interest rate swaps	(22,330)	187	2,117
Cash collections on finance lease receivables, net of income earned	73,429	64,372	60,673
Other assets	(2,385)	(1,559)	3,065
Net cash provided by (used in) operating activities	1,061,906	994,222	867,468
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(240,170)	(1,603,507)	(1,562,863)
Proceeds from sale of equipment, net of selling costs	217,296	163,256	190,744
Proceeds from the sale of building	—	27,630	—
Investment in joint venture	(760)	—	—
Other	(86)	(160)	55
Net cash provided by (used in) investing activities	(23,720)	(1,412,781)	(1,372,064)
Cash flows from financing activities:
Issuance of preferred shares, net of underwriting discount	392,242	—	—
Issuance of common shares, net of underwriting discount	—	—	192,931
Purchases of treasury shares	(222,236)	(56,274)	—
Redemption of common shares for withholding taxes	(5,666)	(1,385)	(70)
Debt issuance costs	(8,751)	(19,575)	(34,494)
Borrowings under debt facilities	1,697,200	4,043,637	3,102,825
Payments under debt facilities and finance lease obligations	(2,608,960)	(3,435,041)	(2,539,711)
Dividends paid on preferred shares	(12,323)	—	—
Dividends paid on common shares	(153,861)	(160,289)	(135,557)
Distributions to noncontrolling interests	(2,078)	(19,146)	(18,890)
Purchase of noncontrolling interests	(103,039)	—	—
Other	(1,281)	—	241
Net cash provided by (used in) financing activities	(1,028,753)	351,927	567,275
Net increase (decrease) in cash, cash equivalents and restricted cash	$9,433	$(66,632)	$62,679
Cash, cash equivalents and restricted cash, beginning of period	159,539	226,171	163,492
Cash, cash equivalents and restricted cash, end of period	$168,972	$159,539	$226,171
Supplemental disclosures:
Interest paid	$306,827	$308,827	$269,601
Income taxes paid (refunded)	$(895)	$4,484	$(288)
Right-of-use asset for leased property	$7,616	$—	$—
Supplemental non-cash investing activities:
Equipment purchases payable	$24,685	$22,392	$128,133

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

The consolidated financial statements and accompanying notes include the accounts of the Company and its subsidiaries and are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). Certain reclassifications have been made to the accompanying prior period financial statements and notes to conform to the current year's presentation.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and subsidiaries in which it has a controlling interest, and variable interest entities of which the Company is the primary beneficiary. The equity method of accounting is applied when the Company does not have a controlling interest in an entity but exerts significant influence over the entity. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Segment Reporting

The Company conducts its business activities in one industry, intermodal transportation equipment, and has two reporting segments, Equipment leasing and Equipment trading. The Company also segregates total equipment leasing revenues and total equipment trading revenues by geographic location based upon the primary domicile of the Company's customers.

Concentration of Credit Risk

The Company's equipment lease and trade receivables subject it to potential credit risk. The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis. The Company's largest customer, CMA CGM S.A., accounted for 21%, 20%, and 19% of its lease billings during 2019, 2018, and 2017, respectively, and accounted for 21% and 29% of its accounts receivable as of December 31, 2019 and 2018, respectively. The Company's second largest customer, Mediterranean Shipping Company S.A. accounted for 14% of its lease billings each year during 2019, 2018, and 2017, and accounted for 6% and 5% of its accounts receivable as of December 31, 2019 and 2018, respectively.

Other financial instruments that are exposed to concentration of credit risk are cash and cash equivalents, and restricted cash balances. Cash and cash equivalents, and restricted cash are held with financial institutions of high quality. Balances may exceed the amount of insurance provided on such deposits.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Cash and cash equivalents, restricted cash, accounts receivable, equipment purchases payable and accounts payable carrying amounts approximate fair values because of the short-term nature of these instruments. The Company's other financial and non-financial assets, which include leasing equipment, net investment in finance leases, intangible assets and goodwill, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, and the Company determines that these other financial and non-financial assets are impaired after completing an evaluation, these assets would be written down to their fair value.

For information on the fair value of equipment held for sale, debt, and the fair value of derivative instruments, please refer to Note 3 - "Equipment Held for Sale", Note 6 - "Debt" and Note 7 - "Derivative Instruments", respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments having original maturities of three months or less at the time of purchase.

Restricted Cash

The Company's restricted cash relates to amounts held at financial institutions pursuant to certain debt arrangements. The restricted cash balances represent cash proceeds collected and required to be used to pay debt service and other related expenses.

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

The Company experienced a major lessee default in 2016 when Hanjin Shipping Co. ("Hanjin"), a lessee of the Company, filed for court protection and immediately began a liquidation process. The impact of the Hanjin liquidation was significantly lessened by credit insurance policies in place which covered the majority of the recovery costs, the value of the containers that were unrecoverable and a portion of the lost lease revenue. The insurance policies did not cover Triton's pre-default receivables. The Company recorded a gain of $6.8 million to insurance recovery income within operating expenses for the year ended December 31, 2017. The net gain represents insurance proceeds received in excess of recovery costs incurred and the net book value of those units written off as unrecoverable.

Net Investment in Finance Leases

The Company has entered into various lease agreements that qualify as direct financing leases or sales-type leases. These

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

leases are usually long-term in nature, typically ranging for a period of three to twelve years, and typically include an option to purchase the equipment at the end of the lease term at a bargain purchase price. At the inception of a direct financing lease or a sales-type lease, a net investment is recorded based on the gross investment (representing the total future minimum lease payments plus the estimated residual value), net of unearned income. Unearned income represents the excess of the gross investment over the fair value of the leased equipment at lease inception.

When the subject containers fair value differ from book value at the commencement of a lease, the Company may defer the recognition of gains depending on whether the lease is classified as a sales-type or direct financing lease, but will recognize losses at inception.

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

The estimated useful lives and residual values of the Company's leasing equipment are based on historical disposal experience and the Company's expectations for future used container sale prices. The Company evaluates estimates used in its depreciation policy on a regular basis to determine whether changes have taken place that would suggest that a change in its depreciation estimates for useful lives or the assigned residual values of its equipment is warranted. For 2019, the Company completed its annual depreciation policy assessment during the fourth quarter and concluded no change was necessary.

The estimated useful lives and residual values for each major equipment type for the periods indicated below were as follows:

	As of December 31, 2019 and 2018
Equipment Type	Depreciable Life	Residual Value
Dry containers
20-foot dry container	13 years	$1,000
40-foot dry container	13 years	$1,200
40-foot high cube dry container	13 years	$1,400
Refrigerated containers
20-foot refrigerated container	12 years	$2,350
40-foot high cube refrigerated container	12 years	$3,350
Special containers
40-foot flat rack container	16 years	$1,700
40-foot open top container	16 years	$2,300
Tank containers	20 years	$3,000
Chassis	20 years	$1,200

Depreciation on leasing equipment commences on the date of initial on-hire.

For leasing equipment purchased for resale that may be leased for a period of time, the Company adjusts its estimates for remaining useful life and residual values based on current conditions in the sales market for older containers and the Company's expectations for how long the equipment will remain on-hire to the current lessee.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The net book value of the Company's leasing equipment by equipment type as of the dates indicated was (in thousands):

	December 31, 2019	December 31, 2018
Dry container	$6,308,038	$6,666,560
Refrigerated container	1,520,747	1,676,331
Special container	321,099	322,607
Tank container	101,677	107,284
Chassis	140,986	150,669
Total	$8,392,547	$8,923,451

Included in the amounts above are units not on lease at December 31, 2019 and 2018 with a total net book value of $721.7 million and $551.1 million, respectively. Depreciation on equipment purchased under finance lease obligations is included in depreciation and amortization expense on the consolidated statements of operations.

Valuation of Leasing Equipment

Leasing equipment is evaluated for impairment whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying value to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds the fair value of the asset. Key indicators of impairment on leasing equipment include, among other factors, a sustained decrease in operating profitability, a sustained decrease in utilization, or indications of technological obsolescence.

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

The Company did not record any impairment charges related to leasing equipment for the years ended December 31, 2019, 2018, and 2017.

Equipment Held for Sale

When leasing equipment is returned off lease, the Company makes a determination of whether to repair and re-lease the equipment or sell the equipment. At the time the Company determines that equipment will be sold, it reclassifies the appropriate amounts previously recorded as leasing equipment to equipment held for sale. Equipment held for sale is carried at the lower of its estimated fair value less costs to sell or carrying value. Depreciation expense on equipment held for sale is halted and disposals generally occur within 90 days. Initial write downs of equipment held for sale to fair value are recorded as an impairment charge and are included in net gain on sale of leasing equipment. Subsequent increases or decreases to the fair value of those assets are recorded as adjustments to the carrying value of the equipment held for sale, however, any such adjustments may not exceed the respective equipment's carrying value at the time it was initially classified as held for sale. Realized gains and losses resulting from the sale of equipment held for sale are recorded in net gain on sale of leasing equipment, and cash flows associated with the disposal of equipment held for sale are classified as cash flows from investing activities.

Operating Leases

The Company leases office space and office equipment and evaluates whether these leases are classified as operating or financing at the inception of the lease. The classification is based on certain assumptions that require judgment, such as the asset's fair value, the asset's estimated residual value, the interest rate implicit in the lease, and the asset's economic useful life.

For operating leases, the Company records a lease liability based on the present value of the remaining minimum payments and a corresponding right-of-use ("ROU") asset. The Company uses its estimated incremental borrowing rate at the commencement

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

date to determine the present value of lease payments. The benefits of lease incentives, including rent-free or reduced rent periods, and the cost of future rent escalations are recognized on a straight-line basis over the term of the lease. A lease liability and a corresponding ROU asset are not recognized when, at the commencement date of the lease, the term is 12 months or less.

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

Goodwill

Goodwill is tested for impairment at least annually on October 31st of each fiscal year or more frequently if events occur or circumstances indicate that the fair value of a reporting unit may be below its carrying value. Goodwill has been allocated to the Company's reporting units.

In evaluating goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether further impairment testing is necessary. Among other relevant events and circumstances that affect the fair value of reporting units, the Company considers individual factors such as macroeconomic conditions, changes in its industry and the markets in which the Company operates, as well as its reporting units' historical and expected future financial performance. If, after assessing the totality of events or circumstances, the Company determines it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying amount, then the quantitative goodwill impairment test is unnecessary. The quantitative goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit is less than its fair value, no impairment exists. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

The Company elected to perform the qualitative assessment for its evaluation of goodwill impairment during the year ended December 31, 2019 and concluded there was no impairment. Since inception through December 31, 2019, the Company has not recorded any goodwill impairment.

Intangible Assets

Intangible assets with finite useful lives such as acquired lease intangibles are initially recorded at fair value and are amortized over their respective estimated useful lives and subsequently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company has not recorded any impairment charges related to intangible assets for the years ended December 31, 2019, 2018, and 2017.

Revenue Recognition

Operating Leases with Customers

The Company enters into long-term leases and service leases with ocean carriers, principally as lessor in operating leases, for marine cargo equipment. Long-term leases provide customers with specified equipment for a specified term. The Company's leasing revenues are based upon the number of equipment units leased, the applicable per diem rate and the length of the lease. Long-term leases typically have initial contractual terms ranging from three to eight years. Revenues are recognized on a straight-line basis over the life of the respective lease. Advance billings are deferred and recognized in the period earned. Service leases do not specify the exact number of equipment units to be leased or the term that each unit will remain on-hire, but allow the lessee to pick-up and drop-off units at various locations specified in the lease agreement. Under a service lease, rental revenue is based on the number of equipment units on-hire for a given period. Revenue for customers considered to be non-performing is deferred and recognized when the amounts are received.

The Company recognizes billings to customers for damages and certain other operating costs as leasing revenue when earned based on the terms of the contractual agreements with the customer.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Finance Leases with Customers

The Company enters into finance leases as lessor for some of the equipment in its fleet. At the inception of the lease, the Company records the total future minimum lease payments plus the estimated residual value, net of executory costs, if any. The net investment in finance leases represents the receivables due from lessees, net of unearned income and amounts previously billed, which are included in accounts receivable. Unearned income, which also includes any initial direct costs, is recognized on a constant yield basis over the lease term and is recorded as leasing revenue. The Company's finance leases are usually long-term in nature and typically include an option to purchase the equipment at the end of the lease term for an amount determined to be a bargain.

Equipment Trading Revenues and Expenses

Equipment trading revenues represent the proceeds from the sale of equipment purchased for resale and are recognized as units are sold. The related expenses represent the cost of equipment sold as well as other selling costs that are recognized as incurred and are reflected as equipment trading expenses on the consolidated statements of operations.

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

The Company has entered into interest rate swap agreements with certain financial institutions. The interest rate swap agreements require the Company to make payments to counterparties at fixed rates in return for receipts based upon variable rates indexed to the London Interbank Offered Rate ("LIBOR").

Derivative instruments are designated or non-designated for hedge accounting purposes. The fair value of the derivative instruments is measured at each balance sheet date and is reflected on a gross basis on the consolidated balance sheets. The change in fair value of the derivative instruments designated as a cash flow hedge are recorded on the consolidated balance sheets in accumulated other comprehensive income (loss) and are re-classified to interest and debt expense when the hedged interest payments are recognized. The change in fair value of non-designated derivative instruments is recorded in the consolidated statements of operations as unrealized loss (gain) on derivative instruments, net and are reclassified to realized loss (gain) on derivative instruments, net when realized.

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

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Noncontrolling Interests

During 2019, the Company acquired all of the remaining third-party partnership interests in Triton Container Investments LLC ("TCI") for an aggregate of $103.0 million in cash and recognized a benefit of $16.9 million in the consolidated statements of shareholders' equity. The Company held membership interests in TCI representing 56.0% of TCI's total members' capital as of December 31, 2018.

TCI was a fully consolidated entity within the Company's consolidated financial statements. The noncontrolling interests included in the Company's consolidated financial statements were comprised of (i) the amount of the initial investment made by TCI investors, plus or minus (ii) the profits and/or losses allocated to TCI investors pursuant to the terms of TCI's limited liability company operating agreement, plus or minus (iii) additional cash contributions made by and/or cash distributions received by TCI investors.

Foreign Currency Translation and Remeasurement

The Company uses the U.S. dollar as its reporting currency. The net assets and operations of foreign subsidiaries included in the consolidated financial statements are attributable primarily to the Company's U.K. subsidiary. The accounts of this subsidiary have been converted at rates of exchange in effect at year end as to balance sheet accounts and at the annual weighted average exchange rates for the statements of operations accounts. The effects of changes in exchange rates in translating foreign subsidiaries' financial statements are included in shareholders' equity as accumulated other comprehensive (loss) income.

The Company also has certain cash accounts, certain finance lease receivables and certain obligations that are denominated in currencies other than the Company's functional currency. These assets and liabilities are generally denominated in euros or British pounds, and are remeasured at each balance sheet date at the exchange rates in effect as of those dates. The impact of changes in exchange rates on the remeasurement of assets and liabilities are included in administrative expenses on the consolidated statements of operations. Foreign currency gains or losses were immaterial for the years ended December 31, 2019, 2018, and 2017.

Share-based Compensation

The Company measures and recognizes share-based awards granted to employees based on the grant date fair value. Share-based awards may be subject to forfeiture if certain employment conditions are not met. The Company has elected to account for forfeitures as they occur. Time based awards are measured at the grant date and are recognized as compensation expense over the employee's requisite service period, generally the vesting period of the equity award, on a straight-line basis. Performance-based awards are recognized as compensation expense when satisfaction of the performance condition is considered probable. The Company also grants share-based awards to non-employee directors that vest immediately and are recognized as compensation expense based on the grant date fair value.

Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding for the period. Any potential issuance of common shares, including those that are contingent and do not participate in dividends, are excluded from the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that would occur if securities exercisable or convertible into common shares were exercised or converted into common shares, utilizing the treasury share method.

The Company excluded 867, 207,991, and nil of anti-dilutive restricted common shares from its calculation of diluted earnings per share for the years ended December 31, 2019, 2018, and 2017.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Adopted Accounting Standards Updates

Leases

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842) and subsequently issued amendments that replaced existing lease accounting guidance. The accounting standard requires lessees to recognize a lease liability and corresponding ROU asset on their balance sheets. The accounting that will be applied by lessors under ASC 842 is largely unchanged from previous GAAP. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and ASC 606, Revenue from Contracts with Customers.

The Company adopted the standard on January 1, 2019, through a cumulative-effect adjustment.  Additionally, the Company elected the "package of practical expedients," which provides: (1) An entity need not reassess whether any expired or existing contracts are or contain leases; (2) An entity need not reassess the lease classification for any expired or existing leases; (3) An entity need not reassess initial direct costs for any existing leases; (4) An entity can combine lease and non-lease components as one single lease component; and (5) An entity can exclude short-term leases (leases with original terms of 12 months or less) from their ROU asset and lease liability accounts. Furthermore, the Company elected the optional transition method and continued to apply the guidance in ASC 840, including its disclosure requirements, in the comparative prior year periods.

At adoption, the Company recognized a lease liability of $10.5 million based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases and corresponding ROU asset of $8.9 million. The Company assessed the requirements from both a lessee and lessor perspective and concluded the adoption of this standard did not have a significant impact on the consolidated financial statements.  As a result of this adoption, the Company reclassified $64.4 million and $60.7 million of cash collections on finance lease receivables, net of income earned, from investing activities to operating activities on its consolidated statement of cash flows for the year ended December 31, 2018 and December 31, 2017, respectively.

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

Income Taxes

In December 2019, FASB issued ASU 2019-12, Income Taxes (Topic 740). ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions for investments, intraperiod allocations and interim calculations. The new guidance also simplifies aspects of the accounting for franchise taxes, enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The amendments did not create new accounting requirements.

The Company adopted the standard as of January 1, 2019.  The Company has evaluated the impact of this ASU and concluded the adoption of this standard did not have a significant impact on the consolidated financial statements.

Recently Issued Accounting Standards Updates

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) and subsequently issued amendments. The guidance affects the Company's net investments in financing leases and accounts receivable for our Equipment trading segment, and it requires the measurement of expected credit losses to be based on relevant information from past events,

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

including historical experiences, current conditions and reasonable and supportable forecasts that affect collectability. The Company will adopt this standard on January 1, 2020. Based on the composition of the Company's receivables, current market conditions and historical credit loss activity, the Company does not expect the adoption of this ASU to have a significant impact on the consolidated financial statements.

Note 3—Equipment Held for Sale

The Company's equipment held for sale is recorded at the lower of fair value less cost to sell, or carrying value. The following table summarizes the fair value of equipment held for sale in the consolidated balance sheet that have been impaired and written down to fair value less cost to sell. Fair value is measured using Level 2 inputs and is based on recent sales prices and other factors.

	December 31, 2019	December 31, 2018
Equipment held for sale	$11,797	$5,750

An impairment charge is recorded when the carrying value of the asset exceeds its fair value less cost to sell. The following table summarizes the Company's net impairment charges recorded in net gains or losses on sale of leasing equipment held for sale on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2019	2018	2017
Impairment (loss) reversal on equipment held for sale	$(5,299)	$(3,933)	$3
Gain (loss) on sale of equipment, net of selling costs	32,340	39,310	35,809
Net gain on sale of leasing equipment	$27,041	$35,377	$35,812

Note 4—Intangible Assets

Intangible assets consist of a lease intangible for leases acquired with lease rates that were above market at the time of acquisition. The following table summarizes the amortization of intangible assets as of December 31, 2019 (in thousands):

Years ending December 31,	Total intangible assets
2020	$22,491
2021	16,549
2022	10,497
2023	4,657
2024	1,962
2025 and thereafter	—
Total	$56,156

Amortization expense related to intangible assets was $37.5 million, $62.9 million, and $90.0 million for the twelve months ended December 31, 2019, 2018, and 2017, respectively.

Note 5—Restricted Cash

The components of restricted cash as of December 31, 2019 and December 31, 2018 were as follows (in thousands):

	December 31, 2019	December 31, 2018
Collection accounts	$25,580	$20,873
Trust accounts	13,840	6,174
Other restricted cash accounts	67,257	83,542
Total restricted cash	$106,677	$110,589

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Collection accounts

The Company maintains certain bank accounts for collection (collectively, the "Collection Accounts"). Cash proceeds collected from leasing and disposition are deposited into the Collection Accounts. Similarly, all expenses related to the operation of the containers are paid from the Collection Accounts. The Company is required to maintain as restricted cash the portion of the balances in the Collections Account that relate to certain units that are financed.

Trust accounts

Pursuant to certain debt agreements, cash is transferred from the Collection Accounts to separate accounts (the "Trust Accounts"). The Trust Accounts are maintained by the Company on behalf of certain asset-backed noteholders. The cash in the Trust Accounts is used to pay related ABS debt service and related expenses. After such payments, any remaining cash in these accounts is transferred to certain unrestricted bank accounts of the Company and is included in cash and cash equivalents on the consolidated balance sheets.

Other restricted cash accounts

Pursuant to certain asset-backed debt agreements, cash is transferred to separate accounts on a monthly basis in order to maintain an amount equal to projected interest expense for a specified number of months.

Note 6—Debt

The table below summarizes the Company's key terms and carrying value of debt (in thousands):

	Contractual Weighted Avg Interest Rate(1)	Maturity Range(1)		December 31, 2019	December 31, 2018
		From	To
Institutional notes	4.65%	Apr 2020	Jun 2029	$1,957,557	$2,198,200
Asset-backed securitization term notes	3.69%	May 2022	Jun 2028	2,719,206	3,063,821
Term loan facilities	3.32%	Apr 2022	Nov 2023	1,200,375	1,543,375
Asset-backed securitization warehouse	3.51%	Dec 2025	Dec 2025	370,000	340,000
Revolving credit facilities	3.45%	Sep 2023	Jul 2024	410,000	375,000
Finance lease obligations	4.92%	Feb 2024	Feb 2024	27,024	75,526
Total debt outstanding				6,684,162	7,595,922
Unamortized debt costs				(39,781)	(44,889)
Unamortized debt premiums & discounts				(4,065)	(5,293)
Unamortized fair value debt adjustment				(8,791)	(16,308)
Debt, net of unamortized costs				$6,631,525	$7,529,432

(1)	Data as of December 31, 2019.

The fair value of total debt outstanding was $6,747.8 million and $7,559.1 million as of December 31, 2019 and December 31, 2018, respectively, and was measured using Level 2 inputs.

The Company is subject to certain financial covenants under its debt agreements. The agreements remain the obligations of the respective subsidiaries, and all related debt covenants are calculated at the subsidiary level. As of December 31, 2019 and December 31, 2018, the Company was in compliance with all financial covenants in accordance with the terms of its debt agreements.

The Company hedges the risks associated with fluctuations in interest rates on a portion of its floating-rate debt by entering into interest rate swap agreements that convert a portion of its floating-rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The following table summarizes the Company's outstanding fixed-rate and floating-rate debt as of December 31, 2019 (in thousands):

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Balance Outstanding	Contractual Weighted Avg Interest Rate	Maturity Range		Weighted Avg Remaining Term
			From	To
Excluding impact of derivative instruments:
Fixed-rate debt	$3,984,316	4.23%	Apr 2020	Jun 2029	3.4 years
Floating-rate debt	$2,699,846	3.38%	Apr 2022	Dec 2025	3.6 years

Including impact of derivative instruments:
Fixed-rate debt	$3,984,316	4.23%
Hedged floating-rate debt	1,799,204	3.60%
Total fixed and hedged debt	5,783,520	4.04%
Unhedged floating-rate debt	900,642	3.38%
Total	$6,684,162	3.95%

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

During 2019, the Company paid $41.2 million and exercised the early purchase option on several finance lease obligations.

The Company recorded $2.5 million, $6.1 million, $7.0 million of debt termination expense for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Asset-Backed Securitization Term Notes

Under the Company's ABS facilities, indirect wholly-owned subsidiaries of the Company issue asset-backed notes. These subsidiaries are intended to be bankruptcy remote so that such assets are not available to creditors of the Company or its affiliates until and unless the related secured borrowings have been fully discharged. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings.

The Company's borrowings under the ABS facilities amortize in monthly installments, typically in level payments over five or more years. These facilities provide for an advance rate against the net book values of designated eligible equipment. The net book values for purposes of calculating eligible equipment is determined according to the related debt agreement and may be

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

different than those calculated per U.S. GAAP. The Company is required to maintain restricted cash balances on deposit in designated bank accounts equal to three to nine months of interest expense depending on the terms of each facility.

Term Loan Facilities

The term loan facilities amortize in monthly or quarterly installments. These facilities provide for an advance rate against the net book values of designated eligible equipment.

Asset-Backed Securitization Warehouse Facility

Under the Company's asset-backed warehouse facility, indirect wholly-owned subsidiaries of the Company issue asset-backed notes. These subsidiaries are intended to be bankruptcy remote so that such assets are not available to creditors of the Company or its affiliates until and unless the related secured borrowings have been fully discharged. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings.

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

As of December 31, 2019, the actual combined availability under the asset-backed warehouse facility and the revolving credit facility was approximately $845.9 million.

At December 31, 2019, debt maturities excluding finance lease obligations were as follows (in thousands):

Years ending December 31,
2020	$822,537
2021	827,125
2022	1,048,929
2023	1,638,092
2024	1,052,157
2025 and thereafter	1,268,298
Total	$6,657,138

Finance Lease Obligations

The Company has entered into a series of finance lease transactions with various financial institutions to finance chassis and containers. Each lease is accounted for as a finance lease, with interest expense recognized on a level yield basis over the period preceding early purchase options, if any, which is generally three to ten years from the transaction date.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2019, future lease payments under these finance leases were as follows (in thousands):

Years ending December 31,
2020	$4,370
2021	4,370
2022	4,370
2023	4,370
2024	13,239
2025 and thereafter	—
Total future payments	30,719
Less: amount representing interest	(3,695)
Finance lease obligations	$27,024

Note 7—Derivative Instruments

Interest Rate Swaps / Caps

The Company enters into derivative agreements to manage interest rate risk exposure. Interest rate swap agreements are utilized to limit the Company's exposure to interest rate risk by converting a portion of its floating-rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. Interest rate swaps involve the receipt of floating-rate amounts in exchange for fixed rate interest payments over the lives of the agreements without an exchange of the underlying principal amounts. The Company also utilizes interest rate cap agreements to manage interest rate risk exposure. Interest rate cap agreements place a ceiling on the Company's exposure to rising interest rates.

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

During the year ended December 31, 2019, the Company entered into the following hedging instruments:

Derivative Instrument	Date Effective	Notional Amount	Fixed Leg (Pay) Interest Rate	Indexed To	Scheduled Maturity
Interest rate swap	June 20, 2019	$75.0 million	1.84%	1 month LIBOR	June 20, 2026
Interest rate swap	June 20, 2019	$75.0 million	1.83%	1 month LIBOR	June 20, 2026
Interest rate swap	November 29, 2019	$200.0 million	1.57%	1 month LIBOR	November 30, 2029
Interest rate swap	November 29, 2019	$100.0 million	1.55%	1 month LIBOR	November 30, 2029
Interest rate swap	November 29, 2019	$100.0 million	1.57%	1 month LIBOR	November 30, 2029
Forward starting interest rate swap	April 15, 2020	$100.0 million	1.84%	1 month LIBOR	April 15, 2027
Forward starting interest rate swap	April 15, 2020	$100.0 million	1.83%	1 month LIBOR	April 15, 2027
Forward starting interest rate swap	September 30, 2024	$100.0 million	1.68%	1 month LIBOR	September 30, 2029
Forward starting interest rate swap	September 30, 2024	$100.0 million	1.74%	1 month LIBOR	September 30, 2029
Forward starting interest rate swap	September 30, 2024	$150.0 million	1.72%	1 month LIBOR	September 30, 2029
Interest rate cap	June 20, 2019	$200.0 million	n/a	1 month LIBOR	December 20, 2021

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended December 31, 2019, the Company canceled the following interest rate swaps:

Date Canceled	Notional Amount	Funds Paid
November 22, 2019	$100.0 million	$3.9 million
November 22, 2019	$100.0 million	$3.9 million
November 22, 2019	$190.0 million	$14.5 million

As of December 31, 2019, the Company had interest rate swap and cap agreements in place to fix or limit the floating interest rates on a portion of the borrowings under its debt facilities summarized below:

Derivatives	Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Cap Rate	Weighted Average Remaining Term
Interest Rate Swap(1)	$1,799.2 million	2.02%	n/a	5.1 years
Interest Rate Cap	$200.0 million	n/a	5.50%	2.0 years

(1)	The impact of forward starting swaps with total notional amount of $550.0 million will increase the weighted average remaining term to 6.7 years.

The following table represents pre-tax amounts in accumulated other comprehensive income (loss) related to interest rate swap and cap agreements expected to be recognized in income over the next twelve months (in thousands):

Year Ended December 31, 2019
Unrealized gain (loss) on derivative instruments designated as cash flow hedges	$(1,906)
Net gain (loss) on terminated derivative instruments designated as cash flow hedges	(3,621)

The following table summarizes the impact of derivative instruments on the consolidated statements of operations and the consolidated statements of comprehensive income on a pretax basis (in thousands):

	Financial statement caption	Year Ended December 31,
Derivative instrument		2019	2018	2017
Non-designated derivative instruments	Realized (gain) loss on derivative instruments, net	$(2,237)	$(2,072)	$900
Non-designated derivative instruments	Unrealized (gain) loss on derivative instruments, net	3,107	430	(1,397)
Designated derivative instruments	Interest and debt (income) expense	(6,048)	(6,780)	611
Designated derivative instruments	Comprehensive loss	48,653	2,119	641

Fair Value of Derivative Instruments

The Company has elected to use the income approach to value its interest rate swap and cap agreements, using Level 2 market expectations at the measurement date and standard valuation techniques to convert future values to a single discounted present value. The Level 2 inputs for the interest rate swap and cap valuations are inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR and swap rates and credit risk at commonly quoted intervals).

The Company presents its derivative financial instruments on a gross basis on the consolidated balance sheet. Any amounts of cash collateral received or posted related to derivative instruments are included in Other Assets on the consolidated balance sheet and are presented in operating activities of the consolidated statements of cash flows. As of December 31, 2019, there was cash collateral of $12.2 million related to interest rate swap contracts.

The fair value of derivative instruments on the Company's consolidated balance sheets as of December 31, 2019 and December 31, 2018 was as follows (in thousands):

	Asset Derivatives		Liability Derivatives
Derivative Instrument	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Interest rate hedges, designated	$10,562	$10,531	$36,087	$10,966
Interest rate hedges, non-designated	286	3,392	—	—
Total derivatives	$10,848	$13,923	$36,087	$10,966

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Leases

Lessee

The Company leases multiple office facilities which are contracted under various cancelable and non-cancelable operating leases, most of which provide extension or early termination options. The Company's lease agreements do not contain any residual value guarantees or material restrictive covenants.

As of December 31, 2019, the weighted average implicit rate was 4.10% and the weighted average remaining lease term was 3.3 years.

The following table summarizes the components of the Company's leases (in thousands):

Balance Sheet	Financial statement caption			December 31, 2019
Right-of-use asset - operating	Other assets			$7,616
Lease liability - operating	Accounts payable and other accrued expenses			$8,940

Income Statement		Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Operating lease cost(1)	Administrative expenses	$3,012	$2,914	$2,444

(1)	Includes short-term leases that are immaterial.

Cash paid for amounts included in the measurement of lease liabilities under operating cash flows was $3.2 million for the year ended December 31, 2019.

The following represents our future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities as of December 31, 2019 (in thousands):

Years ending December 31,
2020	$3,223
2021	2,667
2022	2,247
2023	1,379
2024	67
2025 and thereafter	—
Total undiscounted future cash flows related to lease payments	$9,583
Less: imputed interest	(643)
Total present value of lease liability	$8,940

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lessor

Operating Leases

The following is the minimum future rental income as of December 31, 2019 under non-cancelable operating leases, assuming the minimum contractual lease term (in thousands):

Years ending December 31,
2020	$828,350
2021	710,672
2022	591,425
2023	450,601
2024	333,161
2025 and thereafter	641,498
Total	$3,555,707

Finance Leases

The following table represents the components of the net investment in finance leases (in thousands):

	December 31, 2019	December 31, 2018
Future minimum lease payment receivable(1)	$476,443	$574,422
Estimated residual receivable(2)	102,238	107,598
Gross finance lease receivables	578,681	682,020
Unearned income(3)	(165,339)	(203,955)
Net investment in finance leases(4)	$413,342	$478,065

(1)	There were no executory costs included in gross finance lease receivables as of December 31, 2019 and 2018.

(2)	The Company's finance leases generally include a bargain purchase option and therefore, the Company has immaterial residual value risk for assets.

(3)	There were no unamortized initial direct costs as of December 31, 2019 and 2018.

(4)
As of December 31, 2019, three major customers represented 55%, 24% and 11% of the Company's finance lease portfolio. As of December 31, 2018, three major customers represented 50%, 24% and 13% of the Company's finance lease portfolio. No other customer represented more than 10% of the Company's finance lease portfolio in each of those years.

Maturities of the Company's gross finance lease receivables subsequent to December 31, 2019 are as follows (in thousands):

Years ending December 31,
2020	$121,050
2021	86,315
2022	79,494
2023	60,855
2024	43,765
2025 and thereafter	187,202
Total	$578,681

The Company evaluates potential losses in its finance lease portfolio by regularly evaluating the specific receivables in the portfolio and analyzing loss experience.

The Company considers an account past due when a payment has not been received in accordance with the terms of the related lease agreement and maintains allowances, if necessary, for doubtful accounts and estimated losses resulting from the inability of its lessees to make required payments under finance leases. These allowances are based on, but not limited to, each lessee's payment history, management's current assessment of each lessee's financial condition and the recoverability of the equipment. As of December 31, 2019 and December 31, 2018, the Company does not have an allowance on its gross finance lease receivables.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Share-Based Compensation

2016 Triton Plan

On July 8, 2016, the Company's 2016 Equity Incentive Plan ("2016 Equity Plan") became effective. The 2016 Equity Plan provides for the granting of service-based and performance-based restricted shares to executives, employees and directors. The maximum aggregate number of shares that may be issued under the 2016 Equity Plan is initially 5,000,000 common shares. Any awards issued under the 2016 Equity Plan that are forfeited by the participant, will become available for future grant under the 2016 Equity Plan.

The following table summarizes the Company's restricted share activity for the year ended December 31, 2019:

	Number of Shares	Weighted Average Fair Value
Non-vested balance at December 31, 2018	905,495	$20.38
Shares granted	295,447	32.40
Shares vested(1)	(637,128)	15.80
Shares forfeited	(2,602)	34.50
Non-vested balance at December 31, 2019	561,212	$31.84

(1)	Plan participants tendered 174,896 common shares to satisfy income tax withholding obligations. These shares were subsequently retired by the Company.

Additional shares may be granted based upon the satisfaction of certain performance criteria.

The share-based compensation expense for the years ended December 31, 2019, 2018 and 2017 included in administrative expenses on the consolidated statements of operations was $9.0 million, $9.0 million, and $5.6 million, respectively. Included in the expense are certain performance-based share expense where achievement of the performance condition was deemed probable.

As of December 31, 2019, the total unrecognized compensation costs related to restricted shares is approximately $7.5 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 1.8 years.

Note 10—Other Equity Matters

Equity Issuance

In September 2017, the Company completed a common share offering in which it sold 6,152,500 common shares at a public offering price of $32.75 per share. The Company received $192.9 million in net proceeds from the offering. The net proceeds were used for general corporate purposes, including the purchase of containers.

Share Repurchase Program

Starting August 1, 2018, the Company's Board of Directors authorized a repurchase program for its common shares. Purchases under the repurchase program may be made in the open market or privately negotiated transactions, and may include transactions pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases may be made from time to time at the Company's discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements, and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common shares, and the Company may suspend or discontinue the repurchase program at any time.

During the year ended December 31, 2019, the Company repurchased 6,918,197 common shares at an average price per-share of $31.82 for a total of $220.1 million. During the year ended December 31, 2018, the Company repurchased 1,853,148 common shares at an average price per-share of $31.34 for a total of $58.1 million. As of December 31, 2019, $83.6 million remains available under the common share repurchase program.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Preferred Shares

The following table summarizes the Company's preferred share issuances (the "Series") during 2019:

Preferred Share Offerings	Issuance	Liquidation Preference	# of Shares(1)
Series A 8.50% Cumulative Redeemable Perpetual Preference Shares ("Series A")	March 2019	$86,250	3,450,000
Series B 8.00% Cumulative Redeemable Perpetual Preference Shares ("Series B")	June 2019	143,750	5,750,000
Series C 7.375% Cumulative Redeemable Perpetual Preference Shares ("Series C")	November 2019	175,000	7,000,000
		$405,000	16,200,000

(1)	Represents number of shares authorized, issued, and outstanding.

As a result of these offerings, the Company received $392.2 million in aggregate net proceeds after deducting underwriting discounts of $2.7 million, $4.6 million, and $5.5 million for Series A, Series B, and Series C, respectively. The net proceeds were used for general corporate purposes, including the purchase of containers, the repurchase of outstanding common shares, the payment of dividends, and the repayment or repurchase of outstanding indebtedness.

Each Series of preferred shares may be redeemed at the Company's option, at any time after approximately five years from original issuance, in whole or in part at a redemption price, which is equal to the issue price, of $25.00 per share plus an amount equal to all accumulated and unpaid dividends, whether or not declared. In the event of a Change of Control Triggering Event, the Company may also redeem each Series of preferred shares. If the Company does not elect to redeem each Series, holders of preferred shares may have the right to convert their preferred shares into common shares. A Change of Control Triggering Event occurs when a Change of Control is accompanied or followed by a downgrade or a withdrawal of the rating by the rating agency within 60 days following the Change of Control to any of the Series.

Holders of preferred shares generally have no voting rights. If the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive), holders will be entitled to elect two additional directors to the Board of Directors and the size of the Board of Directors will be increased to accommodate such election. Such right to elect two directors will continue until such time as there are no accumulated and unpaid dividends in arrears.

Dividends

Dividends on shares of each Series are cumulative from the date of original issue and will be payable quarterly in arrears on the 15th day of March, June, September and December of each year, when, as and if declared by the Company's Board of Directors. Dividends will be payable equal to the stated rate per annum of the $25.00 liquidation preference per share. The Series rank senior to the Company's common shares with respect to dividend rights and rights upon the Company's liquidation, dissolution or winding up, whether voluntary or involuntary.

The Company paid the following quarterly dividends during the year ended December 31, 2019 on its issued and outstanding Series:

		Series A		Series B		Series C
Record Date	Payment Date	Aggregate Payment	Per Share Payment	Aggregate Payment	Per Share Payment	Aggregate Payment	Per Share Payment
December 9, 2019	December 16, 2019	$1.8 million	$0.53125	$2.9 million	$0.50000	$1.4 million	$0.19462
September 9, 2019	September 16, 2019	$1.8 million	$0.53125	$2.6 million	$0.45000	n/a	n/a
June 10, 2019	June 17, 2019	$1.8 million	$0.53125	n/a	n/a	n/a	n/a

As of December 31, 2019, the Company had cumulative unpaid preferred dividends of $1.3 million.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Share Dividends

The Company paid the following quarterly dividends during the years ended December 31, 2019, 2018, and 2017 on its issued and outstanding common shares:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
December 3, 2019	December 20, 2019	$37.3 Million	$0.52
September 5, 2019	September 26, 2019	$37.6 Million	$0.52
June 6, 2019	June 27, 2019	$38.6 Million	$0.52
March 12, 2019	March 28, 2019	$40.4 Million	$0.52
December 3, 2018	December 20, 2018	$41.0 Million	$0.52
September 4, 2018	September 25, 2018	$41.6 Million	$0.52
June 1, 2018	June 22, 2018	$41.6 Million	$0.52
March 12, 2018	March 28, 2018	$36.1 Million	$0.45
December 1, 2017	December 22, 2017	$36.0 Million	$0.45
September 1, 2017	September 22, 2017	$33.2 Million	$0.45
June 1, 2017	June 22, 2017	$33.2 Million	$0.45
March 20, 2017	March 30, 2017	$33.2 Million	$0.45

Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2017	$31,182	$(4,424)	$26,758
Change in derivative instruments designated as cash flow hedges(1)	(407)	—	(407)
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	440	—	440
Foreign currency translation adjustment	—	151	151
Balance at December 31, 2017	$31,215	$(4,273)	$26,942
Change in derivative instruments designated as cash flow hedges(1)	(3,933)	—	(3,933)
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	(5,210)	—	(5,210)
Tax reclassification to accumulated earnings for the adoption of ASU 2018-02	(3,029)	$—	(3,029)
Foreign currency translation adjustment	—	(207)	(207)
Balance at December 31, 2018	$19,043	$(4,480)	$14,563
Change in derivative instruments designated as cash flow hedges(1)	(42,532)	—	(42,532)
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	(4,039)	—	(4,039)
Cumulative effect for the adoption of ASU 2017-12, net of income tax effect	432	—	432
Foreign currency translation adjustment	—	(57)	(57)
Balance at December 31, 2019	$(27,096)	$(4,537)	$(31,633)

(1)	Refer to Note 7 - "Derivative Instruments" for reclassification impact on the Consolidated Statements of Operations.

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

The following tables summarizes our segment information and the consolidated totals reported (in thousands):

As of and for the Year Ended December 31, 2019	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$1,344,733	$2,536	$1,347,269
Trading margin	—	14,508	14,508
Net gain on sale of leasing equipment	27,041	—	27,041
Depreciation and amortization expense	535,427	704	536,131
Interest and debt expense	314,805	1,365	316,170
Realized (gain) loss on derivative instruments, net	(2,229)	(8)	(2,237)
Income (loss) before income taxes(1)	374,418	12,062	386,480
Equipment held for sale	89,755	24,749	114,504
Goodwill	220,864	15,801	236,665
Total assets	9,596,263	46,370	9,642,633
Purchases of leasing equipment and investments in finance leases(2)	$240,170	$—	$240,170

As of and for the Year Ended December 31, 2018	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$1,346,031	$4,272	$1,350,303
Trading margin	—	18,921	18,921
Net gain on sale of leasing equipment	35,377	—	35,377
Depreciation and amortization expense	544,167	971	545,138
Interest and debt expense	321,290	1,441	322,731
Realized (gain) loss on derivative instruments, net	(2,066)	(6)	(2,072)
Income (loss) before income taxes(1)(3)	416,270	17,563	433,833
Equipment held for sale	46,968	19,485	66,453
Goodwill	220,864	15,801	236,665
Total assets	10,224,421	45,592	10,270,013
Purchases of leasing equipment and investments in finance leases(2)	$1,603,507	$—	$1,603,507

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of and for the Year Ended December 31, 2017	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$1,160,196	$3,321	$1,163,517
Trading margin	—	4,184	4,184
Net gain on sale of leasing equipment	35,812	—	35,812
Depreciation and amortization expense	500,099	621	500,720
Interest and debt expense	280,909	1,438	282,347
Realized (gain) loss on derivative instruments, net	900	—	900
Income (loss) before income taxes(1)	262,574	3,254	265,828
Equipment held for sale	31,534	11,661	43,195
Goodwill	220,864	15,801	236,665
Total assets	9,534,330	43,295	9,577,625
Purchases of leasing equipment and investments in finance leases(2)	$1,562,863	$—	$1,562,863

(1)
Segment income (loss) before income taxes excludes unrealized loss of $3.1 million and $0.4 million for the years ended December 31, 2019 and 2018, respectively, and unrealized gain of $1.4 million for the year ended December 31, 2017, and debt termination expense of $2.5 million, $6.1 million, and $7.0 million for the years ended December 31, 2019, 2018, and 2017, respectively.

(2)
Represents cash disbursements for purchases of leasing equipment and investments in finance lease as reflected in the consolidated statements of cash flows for the periods indicated, but excludes cash flows associated with the purchase of equipment held for resale.

(3)	Equipment leasing segment includes gain on sale of an office building of $21.0 million for the year ended December 31, 2018.

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

The following table summarizes the geographic allocation of equipment leasing revenues for the years ended December 31, 2019, 2018, and 2017 based on customers' primary domicile (in thousands):

	Year Ended December 31,
	2019	2018	2017
Total equipment leasing revenues:
Asia	$534,529	$553,928	$491,996
Europe	654,683	630,031	518,598
Americas	118,259	124,885	111,558
Bermuda	2,182	2,988	1,745
Other International	37,616	38,471	39,620
Total	$1,347,269	$1,350,303	$1,163,517

Since the majority of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, all of the Company's long-lived assets are considered to be international.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the geographic allocation of equipment trading revenues for the years ended December 31, 2019, 2018 and 2017 based on the location of the sale (in thousands):

	Year Ended December 31,
	2019	2018	2017
Total equipment trading revenues:
Asia	$13,752	$18,536	$17,342
Europe	27,637	21,211	8,383
Americas	31,943	34,167	7,747
Bermuda	—	—	22
Other International	10,661	9,125	3,925
Total	$83,993	$83,039	$37,419

Note 12—Income Taxes

The Company is a Bermuda exempted company. Bermuda does not impose a corporate income tax. The Company is subject to taxation in certain foreign jurisdictions on a portion of its income attributable to such jurisdictions. The two main subsidiaries of Triton are TCIL and TAL. TCIL is a Bermuda exempted company and therefore no income tax is imposed. However, a portion of TCIL's income is subject to taxation in the U.S. and certain other foreign jurisdictions. TAL is a U.S. company and therefore is subject to taxation in the U.S.

The following table sets forth the total income taxes for the periods indicated (in thousands):

	December 31, 2019	December 31, 2018	December 31, 2017
Current taxes:
Bermuda	$—	$—	$—
U.S.	(637)	3,164	36
Foreign	1,166	1,072	839
	$529	$4,236	$875
Deferred taxes:
Bermuda	$—	$—	$—
U.S.	26,843	67,136	(94,079)
Foreign	179	(731)	(70)
	27,022	66,405	(94,149)
Total income taxes	$27,551	$70,641	$(93,274)

The components of income (loss) before income taxes for the periods indicated below were as follows (in thousands):

	December 31, 2019	December 31, 2018	December 31, 2017
Bermuda sources	$241,985	$128,905	$134,849
U.S. sources	135,758	288,386	125,799
Foreign sources	3,087	10,022	(396)
Income (loss) before income taxes	$380,830	$427,313	$260,252

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The difference between the Bermuda statutory income tax rate and the effective tax rate on the consolidated statements of operations for the periods indicated below were as follows:

	December 31, 2019	December 31, 2018	December 31, 2017
Bermuda tax rate	—%	—%	—%
Change in enacted tax act	—%	1.02%	(53.55)%
U.S. income taxed at other than the statutory rate	7.85%	14.67%	17.10%
Effect of uncertain tax positions	0.17%	0.07%	0.21%
Foreign income taxed at other than the statutory rate	0.14%	0.18%	0.10%
Effect of permanent differences	0.12%	0.28%	0.04%
Other discrete items	(1.05)%	0.31%	0.26%
Effective income tax rate	7.23%	16.53%	(35.84)%

Deferred income tax assets and liabilities are comprised of the following (in thousands):

	December 31, 2019	December 31, 2018
Deferred income tax assets:
Net operating loss carryforwards	$71,138	$60,173
Allowance for losses	141	98
Derivative instruments	4,899	934
Deferred income	395	359
Accrued liabilities and other payables	3,118	3,875
Total gross deferred tax assets	79,691	65,439
Less: Valuation allowance	—	—
Net deferred tax assets	$79,691	$65,439

Deferred income tax liabilities:
Accelerated depreciation	$353,991	$318,779
Goodwill and other intangible amortization	3,775	2,981
Derivative instruments	105	2,306
Deferred income	11,034	19,294
Deferred partnership income (loss)	11,786	967
Other	317	3,241
Total gross deferred tax liability	381,008	347,568
Net deferred income tax liability	$301,317	$282,129

The Company has not recorded a valuation allowance for deferred tax assets as of December 31, 2019 and December 31, 2018.
In assessing the potential future realization of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, the Company believes it is more-likely-than-not that the Company will realize the benefits of these deductible differences at December 31, 2019.

Certain income taxes on unremitted earnings have not been reflected on the consolidated financial statements because such earnings are intended to be permanently reinvested in those jurisdictions. Such earnings and related withholding taxes are estimated to be approximately $62.0 million and $18.0 million, respectively, at December 31, 2019.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Tax Cuts and Jobs Act includes a tax on global intangible low-taxed income ("GILTI"), which taxes U.S shareholders on certain income earned by foreign subsidiaries. The Company has made an accounting policy election to account for the tax effects of the GILTI tax in the income tax provision in future periods as the tax arises.

Net operating loss carryforwards for U.S. federal income tax purposes of $331.0 million at December 31, 2019 are available to offset future U.S. taxable income. Of the total net operating loss carryforwards, $279.0 million are available to offset future U.S. taxable income from 2020 through 2037. The remaining $52.0 million are carried forward indefinitely but subject to a limitation of 80% of the year's U.S. taxable income.

The Company files income tax returns in several jurisdictions including the U.S. and certain U.S. states.

The following table summarizes unrecognized tax benefit amounts as follows (in thousands):

	December 31, 2019	December 31, 2018
Beginning balance at January 1	$8,590	$8,250
Increase (decrease) related to tax positions	(7,248)	1,652
Lapse of statute of limitations	(333)	(1,367)
Foreign exchange adjustment	(51)	55
Ending balance at December 31	$958	$8,590

As of December 31, 2019, the total amount of unrecognized tax benefits was $1.0 million, which reflects a reversal of a liability established on prior years' unrecognized tax benefits of $7.2 million. The Company determined during the third quarter of 2019 that a previously reserved tax position meets the 'more-likely-than-not' recognition threshold. The $7.2 million liability reversed during 2019 was fully offset by a corresponding receivable representing reimbursement from third parties. Therefore, the reversal has no impact on net income.

It is reasonably possible that the total amount of unrecognized tax benefits as of December 31, 2019 will decrease by $0.3 million within the next twelve months due to statute of limitations lapses. This reduction will impact income tax expense when recognized. The tax years 2016 through 2019 remain subject to examination by major tax jurisdictions.

The Company accrues interest and penalties related to income taxes in the provision for income taxes.

The following table summarizes interest and penalty expense as follows (in thousands):

	December 31, 2019	December 31, 2018	December 31, 2017
Interest expense (benefit)	$193	$98	$144
Penalty expense (benefit)	$(115)	$(158)	$(64)

The following table summarizes the components of income taxes payable included in Accounts payable and other accrued expenses on the consolidated balance sheets were as follows (in thousands):

	December 31, 2019	December 31, 2018
Corporate income taxes payable	$29	$906
Unrecognized tax benefits	958	8,590
Interest accrued	215	922
Penalties	287	402
Income taxes payable	$1,489	$10,820

Note 13—Other Postemployment Benefits

The Company's U.S. employees participate in a defined contribution plan. Under the provisions of the plan, an employee is fully vested with respect to Company contributions after four years of service. The Company matches employee contributions of 100% up to a maximum of $6,000 of qualified compensation and may, at its discretion, make voluntary contributions. The

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company's contributions were $0.7 million, $0.7 million, and $1.0 million for each of the years ended December 31, 2019, 2018, and 2017, respectively.

Note 14—Commitments and Contingencies

Container Equipment Purchase Commitments

As of December 31, 2019, the Company had commitments to purchase equipment in the amount of $42.7 million payable in 2020.

Contingencies

The Company is party to various pending or threatened legal or regulatory proceedings arising in the ordinary course of its business. Based upon information presently available, the Company does not expect any liabilities arising from these matters to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

Severance

In connection with the Merger, the Company recorded severance costs of $9.3 million for the year ended December 31, 2017 in Transaction and other costs on the consolidated statements of operations.

Note 15—Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain key interim financial information for the years ended December 31, 2019 and 2018:

(In thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Total leasing revenues	$340,859	$338,566	$336,668	$331,176
Trading margin	$3,587	$4,496	$4,150	$2,275
Net gain on sale of leasing equipment	$8,469	$7,519	$6,196	$4,857
Net income attributable to shareholders	$91,914	$84,071	$85,895	$77,161
Net income per basic common share	$1.18	$1.13	$1.18	$1.07
Net income per diluted common share	$1.17	$1.12	$1.17	$1.07
2018
Total leasing revenues	$315,097	$329,771	$350,078	$355,357
Trading margin	$2,991	$3,994	$5,810	$6,126
Net gain on sale of leasing equipment	$9,218	$11,105	$7,055	$7,999
Net income attributable to shareholders	$80,892	$104,870	$94,236	$69,557
Net income per basic common share	$1.01	$1.31	$1.18	$0.88
Net income per diluted common share	$1.00	$1.30	$1.17	$0.87

Note 16—Related Party Transactions

The Company holds a 50% interest in TriStar Container Services (Asia) Private Limited ("TriStar"), which is primarily engaged in the selling and leasing of container equipment in the domestic and short sea markets in India. The Company's equity investment in TriStar is included in Other assets on the consolidated balance sheet. The Company received payments on direct finance leases with TriStar of $1.8 million for both years ended December 31, 2019 and 2018. The Company has a direct finance lease balance with TriStar of $10.7 million for both December 31, 2019 and December 31, 2018. In 2019, the Company invested an additional $0.8 million to maintain its 50% ownership.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—Subsequent Events

On January 24, 2020, the Company completed a public offering of 6.875% Series D Cumulative Redeemable Perpetual Preference Shares ("Series D"), selling 6,000,000 shares and generating gross proceeds of $150.0 million. The estimated costs associated with the offering, inclusive of underwriting discount and other offering expenses, were $5.2 million. At any time on or after March 15, 2025, the Series D may be redeemed at the Company's option.

On February 12, 2020, the Company's Board of Directors has approved and declared a cash dividend of $0.53125 per share, $0.50 per share, and $0.46094 per share on its issued and outstanding 8.5% Series A Preference shares, 8.00% Series B Preference shares, and 7.375% Series C Preference shares, respectively, payable on March 16, 2020 to holders of record at the close of business on March 9, 2020. The Board of Directors also approved and declared an initial cash dividend of $0.24349 per share on its issued and outstanding 6.875% Series D Preference Shares, payable on March 16, 2020 to holders of record at the close of business on March 9, 2020.

On February 12, 2020, the Company's Board of Directors approved and declared a $0.52 per share quarterly cash dividend on its issued and outstanding common shares, payable on March 27, 2020 to shareholders of record at the close of business on March 13, 2020.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

TRITON INTERNATIONAL LIMITED

Parent Company Condensed Balance Sheets
(In thousands, except share data)

	December 31, 2019	December 31, 2018
ASSETS:
Cash and cash equivalents	$1	$2
Investment in subsidiaries	2,535,211	2,250,159
Other assets	49	10
Total assets	$2,535,261	$2,250,171

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable and other accrued expenses	$2,381	$5,988
Intercompany payable	643	487
Intercompany loan	—	40,000
Total liabilities	3,024	46,475
Shareholders' equity
Preferred shares, $0.01 par value, at liquidation preference	405,000	—
Common shares, $0.01 par value, 270,000,000 shares authorized, 80,979,833 and 80,843,472 shares issued, respectively	810	809
Undesignated shares, $0.01 par value, 13,800,000 and 30,000,000 shares authorized, respectively, no shares issued and outstanding	—	—
Treasury shares, at cost, 8,771,345 and 1,853,148 shares, respectively	(278,510)	(58,114)
Additional paid-in capital	902,725	896,811
Accumulated earnings	1,533,845	1,349,627
Accumulated other comprehensive income	(31,633)	14,563
Total shareholders' equity	2,532,237	2,203,696
Total liabilities and shareholders' equity	$2,535,261	$2,250,171

TRITON INTERNATIONAL LIMITED

Parent Company Condensed Statements of Operations
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Revenues	$—	$—	$—
Total revenues	—	—	—

Operating expenses:
Administrative expenses	5,865	5,343	4,011
Operating income (loss)	(5,865)	(5,343)	(4,011)
Other income (expenses):
Interest and debt expense	(956)	(57)	—
Net income from subsidiaries	359,508	354,955	348,609
Total other income (expenses)	358,552	354,898	348,609
Income (loss) before income taxes	352,687	349,555	344,598
Income tax expense (benefit)	—	—	—
Net income (loss)	$352,687	$349,555	$344,598

TRITON INTERNATIONAL LIMITED

Parent Company Condensed Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$352,687	$349,555	$344,598
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net (income) loss from subsidiaries	(359,508)	(354,955)	(348,609)
Dividends received from subsidiaries	338,569	220,304	197,171
Share-based compensation expense	1,403	1,252	1,084
Changes in operating assets and liabilities:
Other	(3,696)	409	2,622
Net cash provided by (used in) operating activities	329,455	216,565	196,866
Cash flows from investing activities:
Investment in subsidiary	(291,997)	(40,000)	(254,240)
Net cash provided by (used in) investing activities	(291,997)	(40,000)	(254,240)
Cash flows from financing activities:
Issuance of preferred shares, net of underwriting discount	392,242	—	—
Issuance of common shares, net of underwriting discount	—	—	192,931
Purchases of treasury shares	(222,236)	(56,274)	—
Intercompany loan	(40,000)	40,000	—
Dividends paid on preferred shares	(12,323)	—	—
Dividends paid on common shares	(153,861)	(160,289)	(135,557)
Other	(1,281)	—	—
Net cash provided by (used in) financing activities	(37,459)	(176,563)	57,374
Net increase (decrease) in cash and cash equivalents	$(1)	$2	$—
Cash, cash equivalents and restricted cash, beginning of period	2	—	—
Cash, cash equivalents and restricted cash, end of period	$1	$2	$—

SCHEDULE II
TRITON INTERNATIONAL LIMITED
Valuation and Qualifying Accounts
Years ended December 31, 2019, 2018, and 2017
(In thousands)

	For the year ended December 31,
Finance Lease-Allowance for doubtful accounts:	2019	2018	2017
Beginning Balance	$—	$—	$527
Additions / (Reversals)	—	—	(527)
(Write-offs) / Reversals	—	—	—
Ending Balance	$—	$—	$—

Accounts Receivable-Allowance for doubtful accounts:
Beginning Balance	$1,240	$3,002	$28,082
Additions / (Reversals)	114	(568)	581
(Write-offs) / Reversals	(78)	(1,194)	(25,661)
Ending Balance	$1,276	$1,240	$3,002

S-4