Form 10-Q
period 2020-03-31
Triton International Ltd
filed 2020-04-24
CIK 1660734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 17, 2020, there were 70,275,947 common shares at $0.01 par value per share of the registrant outstanding.

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
Forward-looking statements in this report are subject to a number of known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those described in the forward-looking statements, including, but not limited to, the risks and uncertainties described in the section entitled "Risk Factors" in our Annual Report on Form 10-K, filed with the SEC on February 14, 2020 (the "Form 10-K"), in this Report on Form 10-Q and in any other Form 10-Q filed or to be filed by us, as well as in the other documents we file with the SEC from time to time, and such risks and uncertainties are specifically incorporated herein by reference.
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

ITEM 1.    FINANCIAL STATEMENTS

TRITON INTERNATIONAL LIMITED
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS:
Leasing equipment, net of accumulated depreciation of $3,065,931 and $2,933,886	$8,327,685	$8,392,547
Net investment in finance leases	335,208	413,342
Equipment held for sale	122,475	114,504
Revenue earning assets	8,785,368	8,920,393
Cash and cash equivalents	417,551	62,295
Restricted cash	103,031	106,677
Accounts receivable, net of allowances of $5,522 and $1,276	213,053	210,697
Goodwill	236,665	236,665
Lease intangibles, net of accumulated amortization of $248,509 and $242,301	49,948	56,156
Other assets	68,739	38,902
Fair value of derivative instruments	35	10,848
Total assets	$9,874,390	$9,642,633
LIABILITIES AND SHAREHOLDERS' EQUITY:
Equipment purchases payable	$29,109	$24,685
Fair value of derivative instruments	153,163	36,087
Accounts payable and other accrued expenses	103,832	116,782
Net deferred income tax liability	297,196	301,317
Debt, net of unamortized costs of $36,883 and $39,781	6,740,840	6,631,525
Total liabilities	7,324,140	7,110,396
Shareholders' equity:
Preferred shares, $0.01 par value, at liquidation preference	555,000	405,000
Common shares, $0.01 par value, 270,000,000 shares authorized, 81,110,868 and 80,979,833 shares issued, respectively	811	810
Undesignated shares, $0.01 par value, 7,800,000 and 13,800,000 shares authorized, respectively, no shares issued and outstanding	—	—
Treasury shares, at cost, 10,136,965 and 8,771,345 shares, respectively	(315,998)	(278,510)
Additional paid-in capital	897,002	902,725
Accumulated earnings	1,564,059	1,533,845
Accumulated other comprehensive income (loss)	(150,624)	(31,633)
Total shareholders' equity	2,550,250	2,532,237
Total liabilities and shareholders' equity	$9,874,390	$9,642,633

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Leasing revenues:
Operating leases	$312,804	$330,422
Finance leases	8,664	10,437
Total leasing revenues	321,468	340,859

Equipment trading revenues	15,380	17,828
Equipment trading expenses	(13,447)	(14,241)
Trading margin	1,933	3,587

Net gain on sale of leasing equipment	4,077	8,469

Operating expenses:
Depreciation and amortization	132,695	134,609
Direct operating expenses	23,248	16,802
Administrative expenses	19,225	18,187
Provision (reversal) for doubtful accounts	4,279	(142)
Total operating expenses	179,447	169,456
Operating income (loss)	148,031	183,459
Other expenses:
Interest and debt expense	69,002	83,520
Realized (gain) loss on derivative instruments, net	(235)	(704)
Unrealized (gain) loss on derivative instruments, net	297	986
Debt termination expense	31	—
Other (income) expense, net	(3,646)	(1,004)
Total other expenses	65,449	82,798
Income (loss) before income taxes	82,582	100,661
Income tax expense (benefit)	5,546	7,850
Net income (loss)	$77,036	$92,811
Less: income (loss) attributable to noncontrolling interest	—	592
Less: dividend on preferred shares	9,825	305
Net income (loss) attributable to common shareholders	$67,211	$91,914
Net income per common share—Basic	$0.94	$1.18
Net income per common share—Diluted	$0.94	$1.17
Cash dividends paid per common share	$0.52	$0.52
Weighted average number of common shares outstanding—Basic	71,596	77,721
Dilutive restricted shares	202	549
Weighted average number of common shares outstanding—Diluted	71,798	78,270

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$77,036	$92,811
Other comprehensive income (loss), net of tax:
Change in derivative instruments designated as cash flow hedges	(120,140)	(14,323)
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges	1,411	(1,749)
Cumulative effect for the adoption of ASU 2017-12, net of income tax effect	—	432
Foreign currency translation adjustment	(262)	43
Other comprehensive income (loss), net of tax	(118,991)	(15,597)
Comprehensive income	(41,955)	77,214
Less:
Other comprehensive income attributable to noncontrolling interest	$—	$592
Dividend on preferred shares	9,825	305
Comprehensive income attributable to common shareholders	$(51,780)	$76,317

Tax (benefit) provision on change in derivative instruments designated as cash flow hedges	$(9,474)	$(2,144)
Tax (benefit) provision on reclassification of (gain) loss on derivative instruments designated as cash flow hedges	$(152)	$(606)
Tax (benefit) provision on cumulative effect for the adoption of ASU 2017-12	$—	$277

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)
(Unaudited)

	Preferred Shares		Common Shares		Treasury Shares		Add'l Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Non controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	16,200,000	$405,000	80,979,833	$810	8,771,345	$(278,510)	$902,725	$1,533,845	$(31,633)	$—	$2,532,237
Issuance of preferred shares, net of offering expenses	6,000,000	150,000	—	—	—	—	(5,171)	—	—	—	144,829
Share-based compensation	—	—	184,644	2	—	—	1,603	—	—	—	1,605
Treasury shares acquired	—	—	—	—	1,365,620	(37,488)	—	—	—	—	(37,488)
Share repurchase to settle shareholder tax obligations	—	—	(53,609)	(1)	—	—	(2,155)	—	—	—	(2,156)
Net income (loss)	—	—	—	—	—	—	—	77,036	—	—	77,036
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(118,991)	—	(118,991)
Common shares dividend declared	—	—	—	—	—	—	—	(37,427)	—	—	(37,427)
Preferred shares dividend declared	—	—	—	—	—	—	—	(9,395)	—	—	(9,395)
Balance as of March 31, 2020	22,200,000	$555,000	81,110,868	$811	10,136,965	$(315,998)	$897,002	$1,564,059	$(150,624)	$—	$2,550,250

`	Preferred Shares		Common Shares		Treasury Shares		Add'l Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Non controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	—	$—	80,843,472	$809	1,853,148	$(58,114)	$896,811	$1,349,627	$14,563	$121,513	$2,325,209
Issuance of preferred shares, net of offering expenses	3,450,000	86,250	—	—	—	—	(3,192)	—	—	—	83,058
Share-based compensation	—	—	170,231	2	—	—	1,816	—	—	—	1,818
Treasury shares acquired	—	—	—	—	2,636.534	(83,293)	—	—	—	—	(83,293)
Share repurchase to settle shareholder tax obligations	—	—	(31,506)	—	—	—	(978)	—	—	—	(978)
Net income (loss)	—	—	—	—	—	—	—	92,219	—	592	92,811
Other comprehensive income (loss)	—	—	—	—	—	—	—	(432)	(15,597)	—	(16,029)
Purchase of noncontrolling interests	—	—	—	—	—	—	11,707	—	—	(82,707)	(71,000)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(2,078)	(2,078)
Common shares dividend declared	—	—	—	—	—	—	—	(40,923)	—	—	(40,923)
Balance as of March 31, 2019	3,450,000	$86,250	80,982,197	$811	4,489,682	$(141,407)	$906,164	$1,400,491	$(1,034)	$37,320	$2,288,595

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$77,036	$92,811
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	132,695	134,609
Amortization of deferred debt cost and other debt related amortization	3,595	3,601
Lease related amortization	7,054	12,254
Share-based compensation expense	1,605	1,818
Net (gain) loss on sale of leasing equipment	(4,077)	(8,469)
Unrealized (gain) loss on derivative instruments	297	986
Debt termination expense	31	—
Deferred income taxes	5,505	7,116
Changes in operating assets and liabilities:
Accounts receivable	(3,775)	41,421
Accounts payable and other accrued expenses	(15,111)	3,019
Net equipment sold for resale activity	1,435	(8,803)
Cash collections on finance lease receivables, net of income earned	15,466	17,125
Other assets	(23,796)	(1,757)
Net cash provided by (used in) operating activities	197,960	295,731
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(62,406)	(43,981)
Proceeds from sale of equipment, net of selling costs	49,498	49,947
Other	(216)	26
Net cash provided by (used in) investing activities	(13,124)	5,992
Cash flows from financing activities:
Issuance of preferred shares, net of underwriting discount	145,275	83,058
Purchases of treasury shares	(34,357)	(82,266)
Redemption of common shares for withholding taxes	(2,156)	(978)
Debt issuance costs	—	(1,962)
Borrowings under debt facilities	530,000	125,000
Payments under debt facilities and finance lease obligations	(425,073)	(293,290)
Dividends paid on preferred shares	(9,395)	—
Dividends paid on common shares	(37,110)	(40,427)
Distributions to noncontrolling interests	—	(2,078)
Purchase of noncontrolling interests	—	(71,000)
Other	(410)	—
Net cash provided by (used in) financing activities	166,774	(283,943)
Net increase (decrease) in cash, cash equivalents and restricted cash	$351,610	$17,780
Cash, cash equivalents and restricted cash, beginning of period	168,972	159,539
Cash, cash equivalents and restricted cash, end of period	$520,582	$177,319
Supplemental disclosures:
Interest paid	$53,795	$66,106
Income taxes paid (refunded)	$139	$155
Right-of-use asset for leased property	$—	$8,289
Supplemental non-cash investing activities:
Equipment purchases payable	$29,109	$38,463

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Description of the Business, Basis of Presentation and Accounting Policy Updates

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

Basis of Presentation

The unaudited consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all information and footnotes required by GAAP for complete financial statements.

The interim consolidated balance sheet as of March 31, 2020; the consolidated statements of operations, the consolidated statements of comprehensive income, the consolidated statements of shareholders' equity and the consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 are unaudited. The consolidated balance sheet as of December 31, 2019, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. The unaudited interim financial statements have been prepared on a basis consistent with the Company's annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company's financial position, results of operations, comprehensive income, shareholders' equity, and cash flows for the periods presented. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The consolidated results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2020 or for any other future annual or interim period.

These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2019 included in the Company's Annual Report on Form 10-K which was filed with the SEC on February 14, 2020. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain changes in presentation have been made to conform the prior period presentation to current period reporting.
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

Concentration of Credit Risk

The Company's equipment leases and trade receivables subject it to potential credit risk. The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis. The Company's two largest customers, CMA CGM S.A. and Mediterranean Shipping Company S.A., accounted for 21% and 15%, respectively, of the Company's lease billings during the three months ended March 31, 2020.

Fair Value Measurements

For information on the fair value of equipment held for sale, debt, and the fair value of derivative instruments, please refer to Note 2 - "Equipment Held for Sale", Note 7 - "Debt" and Note 8 - "Derivative Instruments", respectively.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

New Accounting Pronouncements

Recently Adopted Accounting Standards Updates

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) and subsequently issued amendments. The guidance affects the Company's net investment in finance leases and accounts receivable for its Equipment trading segment. The standard requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectability.

The Company adopted the standard and its related amendments as of January 1, 2020. The Company has evaluated the impact of this ASU and concluded that the adoption of this standard did not have a significant impact on its consolidated financial statements.

Reference Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance provides optional practical expedients for applying U.S. GAAP to hedging relationships affected by reference rate reform. The guidance is applicable to the Company's debt agreements, hedging relationships, and other transactions that reference LIBOR.

The Company adopted the standard and certain of its related amendments as of March 12, 2020. By adopting this standard, it will help ease the burden that the Company may face due to the transition away from certain reference rates, specifically LIBOR, which is the predominant reference rate in many of the Company’s debt agreements and hedging relationships. The practical expedients applicable to the Company are as follows: (1) contract modifications due to reference rate reform can be treated as continuations of the existing contract and potential changes to interest rate risk can be disregarded when asserting the probability of the forecasted hedged transactions; (2) hedge accounting can continue to be used for hedging relationships where critical terms change due to reference rate reform; and (3) effectiveness assessments can be performed in ways that disregard certain mismatches due to reference rate reform. The Company concluded that the adoption of this standard will not have a significant impact on our consolidated financial statements.

Note 2—Equipment Held for Sale

The Company's equipment held for sale is recorded at the lower of fair value less cost to sell, or carrying value at the time identified for sale. Fair value is measured using Level 2 inputs and is based on recent sales prices and other factors. The following table summarizes the portion of equipment held for sale in the consolidated balance sheet that have been impaired and written down to fair value less cost to sell (in thousands):

	March 31, 2020	December 31, 2019
Equipment held for sale	$16,208	$11,797

An impairment charge is recorded when the carrying value of the asset exceeds its fair value less cost to sell. The following table summarizes the Company's net impairment charges recorded in net gains or losses on sale of leasing equipment held for sale on the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2020	2019
Impairment (loss) reversal on equipment held for sale	$(1,490)	$(1,407)
Gain (loss) on sale of equipment, net of selling costs	5,567	9,876
Net gain on sale of leasing equipment	$4,077	$8,469

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Intangible Assets

Intangible assets consist of lease intangibles for leases acquired with lease rates above market at the time of acquisition. The following table summarizes the amortization of intangible assets as of March 31, 2020 (in thousands):

Years ending December 31,	Total intangible assets
2020	$16,283
2021	16,549
2022	10,497
2023	4,657
2024	1,962
2025 and thereafter	—
Total	$49,948

Amortization expense related to intangible assets was $6.2 million and $11.2 million for the three months ended March 31, 2020, and 2019, respectively.

Note 4—Share-Based Compensation

The Company recognizes share-based compensation expense for share-based payment transactions based on the grant date fair value. The expense is recognized over the employee's requisite service period, which is generally the vesting period of the equity award. The Company recognized share-based compensation expense in administrative expenses of $1.6 million and $1.8 million for the three months ended March 31, 2020 and 2019, respectively. Share-based compensation expense includes charges for performance-based shares that are deemed probable to vest.

As of March 31, 2020, the total unrecognized compensation expense related to non-vested restricted shares was approximately $13.5 million, which is expected to be recognized through 2023.

During the three months ended March 31, 2020, the Company issued 184,644 time-based and performance-based restricted shares, and canceled 53,609 vested shares to settle payroll taxes on behalf of employees. Additional shares may be accrued and issued based upon the Company's performance measured against selected peers.

Note 5—Other Equity Matters

Share Repurchase Program

The Company's Board of Directors authorized repurchases of common shares up to a specified dollar amount as part of its repurchase program. Purchases under the repurchase program may be made in the open market or privately negotiated transactions, and may include transactions pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases may be made from time to time at the Company's discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements, and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common shares, and the Company may suspend or discontinue the repurchase program at any time.

During the three months ended March 31, 2020, the Company repurchased a total of 1,365,620 common shares at an average price per-share of $27.43 for a total of $37.5 million. As of March 31, 2020, $46.1 million remains available under the common share repurchase program.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Preferred Shares

The following table summarizes the Company's preferred share issuances (the "Series"):

Preferred Share Offering	Issuance	Liquidation Preference (in thousands)	# of Shares(1)
Series A 8.50% Cumulative Redeemable Perpetual Preference Shares ("Series A")	March 2019	$86,250	3,450,000
Series B 8.00% Cumulative Redeemable Perpetual Preference Shares ("Series B")	June 2019	143,750	5,750,000
Series C 7.375% Cumulative Redeemable Perpetual Preference Shares ("Series C")	November 2019	175,000	7,000,000
Series D 6.875% Cumulative Redeemable Perpetual Preference Shares ("Series D")	January 2020	150,000	6,000,000
		$555,000	22,200,000

(1)	Represents number of shares authorized, issued, and outstanding.

In January 2020, the Company completed a public offering of the Series D shares and received $145.3 million in aggregate net proceeds after deducting underwriting discounts of $4.7 million. The net proceeds were used for general corporate purposes, including the purchase of containers, the repurchase of outstanding common shares, the payment of dividends, and the repayment or repurchase of outstanding indebtedness.

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

Dividends

Dividends on shares of each Series are cumulative from the date of original issue and will be payable quarterly in arrears on the 15th day of March, June, September and December of each year, when, as and if declared by the Company's Board of Directors. Dividends on shares of each Series will be payable equal to the applicable stated rate per annum of the $25.00 liquidation preference per share. The Series rank senior to the Company's common shares with respect to dividend rights and rights upon the Company's liquidation, dissolution or winding up, whether voluntary or involuntary.

The Company paid the following quarterly dividends during the three months ended March 31, 2020 on its issued and outstanding Series (in millions except for per-share amounts):

		Series A		Series B		Series C		Series D
Record Date	Payment Date	Aggregate Payment	Per Share Payment	Aggregate Payment	Per Share Payment	Aggregate Payment	Per Share Payment	Aggregate Payment	Per Share Payment
March 9, 2020	March 16, 2020	$1.8	$0.53125	$2.9	$0.50	$3.2	$0.4609375	$1.5	$0.24349

As of March 31, 2020, the Company had cumulative unpaid preferred dividends of $1.8 million.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Share Dividends

The Company paid the following quarterly dividends during the three months ended March 31, 2020 and 2019 on its issued and outstanding common shares:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
March 13, 2020	March 27, 2020	$37.1 Million	$0.52
March 12, 2019	March 28, 2019	$40.4 Million	$0.52

Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2020 and 2019 (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2019	$(27,096)	$(4,537)	$(31,633)
Change in derivative instruments designated as cash flow hedges(1)	(120,140)	—	(120,140)
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	1,411	—	1,411
Foreign currency translation adjustment	—	(262)	(262)
Balance as of March 31, 2020	$(145,825)	$(4,799)	$(150,624)

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2018	$19,043	$(4,480)	$14,563
Change in derivative instruments designated as cash flow hedges(1)	(14,323)	—	(14,323)
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	(1,749)	—	(1,749)
Cumulative effect for the adoption of ASU 2017-12, net of income tax effect	432	—	432
Foreign currency translation adjustment	—	43	43
Balance as of March 31, 2019	$3,403	$(4,437)	$(1,034)

(1)	Refer to Note 8 - "Derivative Instruments" for reclassification impact on the Consolidated Statement of Operations

Note 6—Leases

Lessee

The Company leases multiple office facilities which are contracted under various cancelable and non-cancelable operating leases, most of which provide extension or early termination options. The Company's lease agreements do not contain any residual value guarantees or material restrictive covenants.

As of March 31, 2020, the weighted average implicit rate was 4.10% and the weighted average remaining lease term was 3.1 years.

The following table summarizes the components of the Company's leases (in thousands):

Balance Sheet	Financial statement caption	March 31, 2020	December 31, 2019
Right-of-use asset - operating	Other assets	$6,833	$7,616
Lease liability - operating	Accounts payable and other accrued expenses	$8,086	$8,940

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Three Months Ended March 31,
Income Statement		2020	2019
Operating lease cost(1)	Administrative expenses	$759	$734

(1)	Includes short-term leases that are immaterial.

Cash paid for amounts included in the measurement of lease liabilities under operating cash flows was $0.8 million for both the three month periods ended March 31, 2020 and March 31, 2019.

The following represents our future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities as of March 31, 2020 (in thousands):

Years ending December 31,
2020	$2,290
2021	2,655
2022	2,247
2023	1,379
2024	67
2025 and thereafter	—
Total undiscounted future cash flows related to lease payments	$8,638
Less: imputed interest	(552)
Total present value of lease liability	$8,086

Lessor

The following table summarizes the components of the net investment in finance leases (in thousands):

	March 31, 2020	December 31, 2019
Future minimum lease payment receivable(1)	$424,836	$476,443
Estimated residual receivable(2)	59,059	102,238
Gross finance lease receivables(3)	483,895	578,681
Unearned income(4)	(148,687)	(165,339)
Net investment in finance leases(5)	$335,208	$413,342

(1)	There were no executory costs included in gross finance lease receivables as of March 31, 2020 and December 31, 2019.

(2)	The Company's finance leases generally include a bargain purchase option and therefore, the Company has immaterial residual value risk for assets.

(3)	The gross finance lease receivable is reduced as billed to customers and reclassified to accounts receivable until paid.

(4)	There were no unamortized initial direct costs as of March 31, 2020 and December 31, 2019.

(5)
As of March 31, 2020, two major customers represented 66% and 12% of the Company's finance lease portfolio. As of December 31, 2019, three major customers represented 55%, 24% and 11% of the Company's finance lease portfolio. No other customer represented more than 10% of the Company's finance lease portfolio in each of those periods.

Maturities of the Company's gross finance lease receivables subsequent to March 31, 2020 are as follows (in thousands):

Years ending December 31,
2020	$82,373
2021	74,295
2022	50,246
2023	44,802
2024	44,591
2025 and thereafter	187,588
Total	$483,895

The Company’s finance lease portfolio lessees are primarily comprised of the largest international shipping lines. In its estimate of expected credit losses, the Company evaluates the overall credit quality of its finance lease portfolio. The Company considers an account past due when a payment has not been received in accordance with the terms of the related lease agreement

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and maintains allowances, if necessary, for doubtful accounts. These allowances are based on, but not limited to, historical experience which included stronger and weaker economic cycles, each lessee's payment history, management's current assessment of each lessee's financial condition, consideration of current conditions and reasonable forecasts. As of March 31, 2020, the Company does not have an allowance on its gross finance lease receivables and does not have any past due balances.

Note 7—Debt

The table below summarizes the Company's key terms and carrying value of debt (in thousands):

	Contractual Weighted Avg Interest Rate(1)	Maturity Range(1)		March 31, 2020	December 31, 2019
		From	To
Institutional notes	4.68%	Apr 2020	Jun 2029	$1,926,614	$1,957,557
Asset-backed securitization term notes	3.45%	May 2022	Jun 2028	2,623,676	2,719,206
Term loan facilities	2.47%	Apr 2022	Nov 2023	1,172,375	1,200,375
Asset-backed securitization warehouse	2.59%	Dec 2025	Dec 2025	270,000	370,000
Revolving credit facilities	2.47%	Sep 2023	Jul 2024	777,500	410,000
Finance lease obligations	4.93%	Feb 2024	Feb 2024	18,924	27,024
Total debt outstanding				6,789,089	6,684,162
Unamortized debt costs				(36,883)	(39,781)
Unamortized debt premiums & discounts				(3,785)	(4,065)
Unamortized fair value debt adjustment				(7,581)	(8,791)
Debt, net of unamortized costs				$6,740,840	$6,631,525

(1)	Data as of March 31, 2020.

The fair value of total debt outstanding was $6,458.9 million and $6,747.8 million as of March 31, 2020 and December 31, 2019, respectively, and was measured using Level 2 inputs.

As of March 31, 2020, the maximum borrowing levels for the ABS warehouse and the revolving credit facility are $800.0 million and $1,560.0 million, respectively. These facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets. As of March 31, 2020, the availability under these credit facilities without adding additional container assets to the borrowing base was approximately $515.8 million.

The Company is subject to certain financial covenants under its debt agreements. The agreements remain the obligations of the respective subsidiaries, and all related debt covenants are calculated at the subsidiary level. As of March 31, 2020 and December 31, 2019, the Company was in compliance with all financial covenants in accordance with the terms of its debt agreements.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company hedges the risks associated with fluctuations in interest rates on a portion of its floating-rate debt by entering into interest rate swap agreements that convert a portion of its floating-rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The following table summarizes the Company's outstanding fixed-rate and floating-rate debt as of March 31, 2020 (in thousands):

	Balance Outstanding	Contractual Weighted Avg Interest Rate	Maturity Range		Weighted Avg Remaining Term
			From	To
Excluding impact of derivative instruments:
Fixed-rate debt	$3,864,305	4.25%	Apr 2020	Jun 2029	3.3 years
Floating-rate debt	$2,924,784	2.47%	Apr 2022	Dec 2025	3.4 years

Including impact of derivative instruments:
Fixed-rate debt	$3,864,305	4.25%
Hedged floating-rate debt	1,786,843	3.59%
Total fixed and hedged debt	5,651,148	4.04%
Unhedged floating-rate debt	1,137,941	2.47%
Total	$6,789,089	3.78%

On January 31, 2020, the Company paid $7.5 million to exercise the early purchase option on a finance lease obligation.

To provide additional liquidity and enhance its financial flexibility in response to recent global economic uncertainty and financial market volatility caused by the COVID-19 pandemic, the Company drew down $350.0 million from a revolving credit facility as a precautionary measure in March 2020.

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

Asset-Backed Securitization Term Notes

Under the Company's Asset-backed Securitization ("ABS") facilities, indirect wholly-owned subsidiaries of the Company issue asset-backed notes. These subsidiaries are intended to be bankruptcy remote so that such assets are not available to creditors of the Company or its affiliates until and unless the related secured borrowings have been fully discharged. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings.

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Finance Lease Obligations

The Company has one finance lease contract with a financial institution for some of our containers. Each lease is accounted for as a finance lease, with interest expense recognized on a level yield basis over the period preceding early purchase options, if any, which is five to seven years from the transaction date.

Note 8—Derivative Instruments

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

As of March 31, 2020, the Company had interest rate swap and cap agreements in place to fix or limit the floating interest rates on a portion of the borrowings under its debt facilities summarized below:

Derivatives	Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Cap Rate	Weighted Average Remaining Term
Interest Rate Swap(1)	$1,786.8 million	2.02%	n/a	4.9 years
Interest Rate Cap	$200.0 million	n/a	5.5%	1.8 years

(1)	The impact of forward starting swaps with total notional amount of $550.0 million will increase the weighted average remaining term to 6.5 years.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the impact of derivative instruments on the consolidated statements of operations and the consolidated statements of comprehensive income on a pretax basis (in thousands):

		Three Months Ended March 31,
Derivative Instrument	Financial statement caption	2020	2019
Non-designated derivative instruments	Realized (gain) loss on derivative instruments, net	$(235)	$(704)
Non-designated derivative instruments	Unrealized (gain) loss on derivative instruments, net	$297	$986
Designated derivative instruments	Interest and debt (income) expense	$1,259	$(2,355)
Designated derivative instruments	Comprehensive loss	$129,614	$16,467

Fair Value of Derivative Instruments

The Company has elected to use the income approach to value its interest rate swap and cap agreements, using Level 2 market expectations at the measurement date and standard valuation techniques to convert future values to a single discounted present value. The Level 2 inputs for the interest rate swap and cap valuations are inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR and swap rates and credit risk at commonly quoted intervals). In response to the expected phase out of LIBOR, the Company continues to work with its counterparties to identify an alternative reference rate. Many of the Company's debt agreements already include transition language, and the Company also adopted various practical expedients which will facilitate the transition.

The Company presents its derivative financial instruments on a gross basis on the consolidated balance sheet. Any amounts of cash collateral received or posted related to derivative instruments are included in Other Assets on the consolidated balance sheet and are presented in operating activities of the consolidated statements of cash flows. As of March 31, 2020, there was cash collateral of $35.8 million related to interest rate swap contracts.

The fair value of derivative instruments on the Company's consolidated balance sheets as of March 31, 2020 and December 31, 2019 was as follows (in thousands):

	Asset Derivatives		Liability Derivatives
Derivative Instrument	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Interest rate hedges, designated	$35	$10,562	$153,152	$36,087
Interest rate hedges, non-designated	—	286	11	—
Total derivatives	$35	$10,848	$153,163	$36,087

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarizes our segment information and the consolidated totals reported (in thousands):

	Three Months Ended March 31,
	2020			2019
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$321,037	$431	$321,468	$340,070	$789	$340,859
Trading margin	—	1,933	1,933	—	3,587	3,587
Net gain on sale of leasing equipment	4,077	—	4,077	8,469	—	8,469
Depreciation and amortization expense	132,518	177	132,695	134,422	187	134,609
Interest and debt expense	68,699	303	69,002	83,174	346	83,520
Realized (gain) loss on derivative instruments, net	(234)	(1)	(235)	(702)	(2)	(704)
Income (loss) before income taxes(1)	81,517	1,393	82,910	98,466	3,181	101,647
Purchases of leasing equipment and investments in finance leases(2)	$62,406	$—	$62,406	$43,981	$—	$43,981

(1)
Segment income (loss) before income taxes excludes unrealized loss on derivative instruments of $0.3 million and $1.0 million for the three months ended March 31, 2020 and March 31, 2019, respectively, and an immaterial amount for debt termination expense for the three months ended March 31, 2020.

(2)
Represents cash disbursements for purchases of leasing equipment and investments in finance lease as reflected in the consolidated statements of cash flows for the periods indicated, but excludes cash flows associated with the purchase of equipment held for resale.

	March 31, 2020			December 31, 2019
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Equipment held for sale	$97,403	$25,072	$122,475	$89,755	$24,749	$114,504
Goodwill	220,864	15,801	236,665	220,864	15,801	236,665
Total assets	$9,828,479	$45,911	$9,874,390	$9,596,263	$46,370	$9,642,633

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

The following table summarizes the geographic allocation of equipment leasing revenues for the three months ended March 31, 2020 and 2019 based on customers' primary domicile (in thousands):

	Three Months Ended March 31,
	2020	2019
Total equipment leasing revenues:
Asia	$120,806	$137,450
Europe	164,263	162,557
Americas	26,261	30,782
Bermuda	443	678
Other International	9,695	9,392
Total	$321,468	$340,859

Since the majority of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, all of the Company's long-lived assets are considered to be international.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the geographic allocation of equipment trading revenues for the three months ended March 31, 2020 and 2019 based on the location of the sale (in thousands):

	Three Months Ended March 31,
	2020	2019
Total equipment trading revenues:
Asia	$1,532	$3,292
Europe	4,952	4,871
Americas	6,595	6,765
Bermuda	—	—
Other International	2,301	2,900
Total	$15,380	$17,828

Note 10—Commitments and Contingencies

Container Equipment Purchase Commitments

At March 31, 2020, the Company had commitments to purchase equipment in the amount of $133.9 million payable in 2020.

Contingencies

The Company is party to various pending or threatened legal or regulatory proceedings arising in the ordinary course of its business. Based upon information presently available, the Company does not expect any liabilities arising from these matters to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

Note 11—Income Taxes

The Company's effective tax rates were 6.7% and 7.8% for the three months ended March 31, 2020 and 2019, respectively. The Company has computed the provision for income taxes based on the estimated annual effective tax rate and the application of discrete items, if any, in the applicable period. The decrease in effective tax rates in 2020 was primarily the result of an increased proportion of the Company's income generated in lower tax jurisdictions. In addition, there were tax expenses related to uncertain tax positions recorded in 2019 that did not reoccur in 2020.

Note 12—Related Party Transactions

The Company holds a 50% interest in TriStar Container Services (Asia) Private Limited ("TriStar"), which is primarily engaged in the selling and leasing of container equipment in the domestic and short sea markets in India.  The Company's equity investment in TriStar is included in Other assets on the consolidated balance sheet. The Company received payments on direct finance leases with TriStar of $0.5 million for both of the three month periods ended March 31, 2020 and March 31, 2019. The Company has a direct finance lease balance with TriStar of $11.1 million and $10.7 million as of March 31, 2020 and December 31, 2019, respectively.

Note 13—Noncontrolling Interest

During 2019, the Company acquired all of the remaining third-party partnership interests in Triton Container Investments LLC for an aggregate of $103.0 million in cash.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Subsequent Events

On April 21, 2020, the Company's Board of Directors approved and declared a quarterly cash dividend of $0.52 per share on its issued and outstanding common shares, payable on June 25, 2020 to holders of record at the close of business on June 11, 2020.

On April 21, 2020, the Company's Board of Directors also approved and declared a cash dividend on its issued and outstanding preferred shares, payable on June 15, 2020 to holders of record at the close of business on June 8, 2020 as follows:

Preferred Share Offering	Dividend Rate	Dividend Per Share
Series A	8.500%	$0.5312500
Series B	8.000%	$0.5000000
Series C	7.375%	$0.4609375
Series D	6.875%	$0.4296875

On April 21, 2020, the Company's Board of Directors increased the share repurchase authorization to $200.0 million. The revised authorization may be used by the Company to repurchase common or preferred shares.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" as discussed in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2019 with the SEC on February 14, 2020 (the "Form 10-K"), in this Report on Form 10-Q and in any other Form 10-Q filed or to be filed by us, and in other documents we file with the SEC from time to time. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Operations

Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of March 31, 2020, our total fleet consisted of 3.6 million containers and chassis, representing 6.0 million twenty-foot equivalent units ("TEU") or 6.8 million cost equivalent units ("CEU"). We have an extensive global presence, offering leasing services through 20 offices and 3 independent agencies located in 16 countries and approximately 420 third-party owned and operated depot facilities in 44 countries as of March 31, 2020. Our primary customers include the world's largest container shipping lines. For the three months ended March 31, 2020, our twenty largest customers accounted for 85% of our lease billings, our five largest customers accounted for 57% of our lease billings, and our two largest customers, CMA CGM S.A. and Mediterranean Shipping Company S.A., accounted for 21% and 15% of our lease billings, respectively.

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

The following tables summarize our equipment fleet as of March 31, 2020, December 31, 2019 and March 31, 2019 indicated in units, TEU and CEU.

	Equipment Fleet in Units			Equipment Fleet in TEU
	March 31, 2020	December 31, 2019	March 31, 2019	March 31, 2020	December 31, 2019	March 31, 2019
Dry	3,239,306	3,267,624	3,322,723	5,324,756	5,369,377	5,448,267
Refrigerated	225,026	225,520	229,971	434,263	435,148	443,402
Special	93,743	94,453	93,361	170,225	171,437	168,755
Tank	12,469	12,485	12,600	12,469	12,485	12,600
Chassis	24,319	24,515	24,879	44,828	45,154	45,885
Equipment leasing fleet	3,594,863	3,624,597	3,683,534	5,986,541	6,033,601	6,118,909
Equipment trading fleet	17,549	17,906	17,504	26,185	27,121	27,014
Total	3,612,412	3,642,503	3,701,038	6,012,726	6,060,722	6,145,923

	Equipment Fleet in CEU (1)
	March 31, 2020	December 31, 2019	March 31, 2019
Operating leases	6,474,701	6,434,434	6,516,357
Finance leases	338,242	423,638	442,903
Equipment trading fleet	35,632	37,232	42,402
Total	6,848,575	6,895,304	7,001,662

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

The following table summarizes the percentage of our equipment fleet in terms of units and CEU as of March 31, 2020:

Equipment Type	Percentage of total fleet in units	Percentage of total fleet in CEU
Dry	89.7%	68.3%
Refrigerated	6.2	24.3
Special	2.6	3.5
Tank	0.3	1.5
Chassis	0.7	1.9
Equipment leasing fleet	99.5	99.5
Equipment trading fleet	0.5	0.5
Total	100.0%	100.0%

We generally lease our equipment on a per diem basis to our customers under three types of leases:

•
Long-term leases typically have initial contractual terms ranging from three to eight years and provide us with stable cash flow and low transaction costs by requiring customers to maintain specific units on-hire for the duration of the lease term.

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

The following table summarizes our lease portfolio by lease type, based on CEU on-hire as of March 31, 2020, December 31, 2019 and March 31, 2019:

Lease Portfolio	March 31, 2020	December 31, 2019	March 31, 2019
Long-term leases	71.1%	69.5%	64.8%
Finance leases	5.5	6.8	6.8
Service leases	7.7	7.8	11.6
Expired long-term leases (units on-hire)	15.7	15.9	16.8
Total	100.0%	100.0%	100.0%

As of March 31, 2020, December 31, 2019 and March 31, 2019, our long-term and finance leases combined had an average remaining contractual term of approximately 48 months, 48 months, and 49 months, respectively, assuming no leases are renewed.

COVID-19

The outbreak of COVID-19 is having a meaningful impact on global trade and our business. In late January 2020, China implemented extensive work restrictions to control the outbreak, which led to a steep drop in exports from China and limited container demand. Work restrictions in China started to ease in March, and export volumes from China increased throughout the month. However, the spread of COVID-19 to other parts of the world and the strong actions taken by many countries to reduce exposures have led to a sharp decrease in global economic activity during the second quarter and a second steep drop in global containerized trade volumes. We expect demand for leased containers to be negatively impacted for as long as global economic activity and trade volumes are weak. A prolonged slowdown in trade volumes due to the pandemic could also significantly increase the financial challenges facing our customers. We are closely monitoring our customers’ payment performance and expect our customer credit risk will remain high as long as economic and trade disruptions persist.

Operating Performance

Triton's financial performance was solid during the first quarter of 2020, despite the challenging market conditions as a result of the COVID-19 pandemic.

Fleet size. As of March 31, 2020, our revenue earning assets had a net book value of $8.8 billion and our fleet size was 6.8 million CEUs, which represent decreases of 6.0% and 2.2%, respectively, compared to March 31, 2019. The decrease in our fleet size was primarily due to limited procurement in 2019. In 2019, global shipping activity was negatively impacted by the trade dispute between the United States and China, which led to low trade growth, weak leasing demand, and low new lease transaction activity. In addition, aggressive competition among leasing companies led to reduced projected returns on new container investments and caused us to further restrict new container purchases. The global outbreak of COVID-19 has led to significant reductions in shipping volumes, and our procurement remains below our target level so far this year. Through April 17, 2020, we have invested $192.8 million in containers for delivery in 2020.

Utilization(1). Our utilization averaged 95.4% during the first quarter of 2020, down 2.3% from the first quarter of 2019 and down 0.4% from the fourth quarter of 2019. Our utilization decreased throughout 2019 due to limited trade growth, weak leasing demand and limited container pick-up activity. Our utilization stabilized in December and January, but has been decreasing again since February due to the impacts of the COVID-19 outbreak. However, the decrease in our utilization has been gradual. Dry container drop-off volumes have remained moderate due to protections in our lease portfolio, low levels of new container production and operational challenges facing our customers that have slowed the global flow of containers. Demand for our refrigerated containers was also less affected by the trade dispute in 2019 and the COVID-19 outbreak in 2020. As of April 17, 2020, our utilization was 95.2%.

The following table summarizes the equipment fleet utilization for the periods indicated below:

	Quarter Ended
	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Average Utilization	95.4%	95.8%	96.7%	97.2%	97.7%
Ending Utilization	95.3%	95.4%	96.4%	97.1%	97.4%

(1)	Utilization is computed by dividing our total units on lease (in CEU) by the total units in our fleet (in CEU) excluding new units not yet leased and off-hire units designated for sale.

Average lease rates. Average lease rates for our dry container product line decreased by 3.5% in the first quarter of 2020 compared to the first quarter of 2019 and 1.4% from the fourth quarter of 2019, primarily reflecting the impact of several large lease extensions completed during 2019 at rates below our portfolio average. Market lease rates were well below our portfolio average lease rates throughout much of 2019 due to low new container prices, weak lease demand, a decrease in interest rates and aggressive competition for available lease transactions. Market lease rates for dry containers increased in the first quarter of 2020 due to an increase in new container prices, reflecting early expectations for improved trade growth and actions by container manufacturers to rationalize shift capacity. Market lease rates for dry containers at the end of the first quarter were slightly below the average lease rates in our portfolio.

Average lease rates for our refrigerated container product line decreased by 3.3% in the first quarter of 2020 compared to the first quarter of 2019. The cost of refrigerated containers has trended down over the last few years, which has led to lower market lease rates. In addition, we have been experiencing larger differences in lease rates for older refrigerated containers compared to rates on new equipment, and we expect our average lease rates for refrigerated containers to continue to gradually trend down.

The average lease rates for special containers remained flat in the first quarter of 2020 compared to the first quarter of 2019. Current market lease rates for special containers are below the average lease rates in our lease portfolio, but we experienced limited lease renewal and new lease activity in the first quarter of 2020.

Equipment disposals. Disposal volumes of our used dry containers increased 22.6% in the first quarter of 2020 from the first quarter of 2019 reflecting an increased level of inventory available for sale. Average used dry container disposal prices decreased by 10.4% in the first quarter of 2020 compared to the first quarter of 2019, mainly reflecting a decrease in sale prices during 2019. Average used container sale prices decreased gradually throughout 2019 reflecting low new container prices and decreasing leasing company utilizations and increased inventories of containers held for sale. Our average selling prices for used containers stabilized in the first quarter of 2020, and we continue to generate gains on used container disposals as our average used container selling prices currently are above our residual values. We expect used container selling prices could come under further pressure in 2020 if trade volumes and leasing company utilizations are heavily impacted by COVID-19 economic disruptions.

Credit Risk.    We established a $3.9 million reserve in the first quarter against the receivables of one of our mid-sized customers where we had been experiencing lengthy payment delays. Historically, we have experienced limited credit losses. However, our credit risk has been elevated due to the ongoing financial pressure faced by our shipping line customers as a result of persistent excess vessel capacity and low freight rates. Many of our customers also have high levels of leverage and several generated financial losses in 2019.

Credit risk has recently increased further as a result of the COVID-19 pandemic. It is widely expected that the aggressive actions taken by many countries to slow the spread of COVID-19 will lead to a steep drop in global economic and shipping activity. While our customers’ payment performance was generally solid in the first quarter, many of our customers are taking aggressive actions to reduce expenses and a number of customers have approached us about extending payment terms.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, and borrowings under our credit facilities. Our principal uses of cash include capital expenditures, debt service requirements, paying dividends, and repurchasing our common shares.

For the trailing twelve months ending March 31, 2020, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment, was $1,181.0 million. In addition, as of March 31, 2020, we had $417.6 million of cash and cash equivalents and $1,312.5 million of additional borrowing capacity under our current credit facilities. We increased our cash balances during the first quarter to provide greater protection against the increased level of business and financial market risk and uncertainty caused by the COVID-19 pandemic.

As of March 31, 2020, our cash commitments in the next twelve months include $827.2 million of scheduled principal payments on our existing debt facilities and $163.0 million of committed but unpaid capital expenditures.

We believe that cash provided by operating activities, existing cash, proceeds from the sale of our leasing equipment, and availability under our borrowing facilities will be sufficient to meet our obligations over the next twelve months.

Share Repurchase Program

During the three months ended March 31, 2020, the Company repurchased a total of 1.4 million common shares at an average price per share of $27.43 for a total of $37.5 million under its Board authorized share repurchase program. As of April 17, 2020, the Company has purchased over 10.8 million shares, or 13.4%, of our common shares since August 2018.

Preferred Share Offering

In January 2020, the Company completed a public offering of 6.875% Series D preference shares, selling 6,000,000 shares and generating $150.0 million of gross proceeds. The estimated costs associated with the offering, inclusive of underwriting discount and other offering expenses, were $5.2 million.

The Company used the net proceeds from this offering for general corporate purposes, including the purchase of containers, the repurchase of outstanding common shares, the payment of dividends, and the repayment or repurchase of outstanding indebtedness.

For additional information, please refer to Note 5 - “Other Equity Matters” in the Notes to the Unaudited Consolidated Financial Statements.

Debt Agreements

At March 31, 2020 and December 31, 2019, our outstanding indebtedness was comprised of the following (amounts in millions):

	March 31, 2020	December 31, 2019
Institutional notes	$1,926.6	$1,957.6
Asset-backed securitization term notes	2,623.7	2,719.2
Term loan facilities	1,172.4	1,200.4
Asset-backed securitization warehouse	270.0	370.0
Revolving credit facilities	777.5	410.0
Finance lease obligations	18.9	27.0
Total debt outstanding	6,789.1	6,684.2
Unamortized debt costs	(36.9)	(39.8)
Unamortized debt premiums & discounts	(3.8)	(4.1)
Unamortized fair value debt adjustment	(7.6)	(8.8)
Debt, net of unamortized costs	$6,740.8	$6,631.5

As of March 31, 2020, the maximum borrowing levels for the ABS warehouse and the revolving credit facility are $800.0 million and $1,560.0 million, respectively. These facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets. As of March 31, 2020, the availability under these credit facilities without adding additional container assets to the borrowing base was approximately $515.8 million.

As of March 31, 2020, we had a combined $5,651.1 million of total debt on facilities with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap contracts. This accounts for 83% of total debt.

Pursuant to the terms of certain debt agreements, we are required to maintain certain restricted cash accounts. As of March 31, 2020, we had restricted cash of $103.0 million.

For additional information on our debt, please refer to Note 7 "Debt" in the Notes to the Unaudited Consolidated Financial Statements.

Debt Covenants

We are subject to certain financial covenants related to leverage, interest coverage and net worth as defined in our debt agreements. The debt agreements are the obligations of our subsidiaries and all related debt covenants are calculated at the subsidiary level. Failure to comply with these covenants could result in a default under the related credit agreements and the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors. As of March 31, 2020, we were in compliance with all such covenants. The table below reflects the key covenants for the Company that cover the majority of our debt agreements:

	TCIL		TAL
Financial Covenant	Covenant	Actual	Covenant	Actual
Fixed charge coverage ratio	Shall not be less than 1.25:1	2.75:1	Shall not be less than 1.10:1	2.10:1
Minimum net worth	Shall not be less than $855 million	$2,224.3 million	Shall not be less than $500 million	$887.8 million
Leverage ratio	Shall not exceed 4.0:1	2.01:1	Shall not exceed 4.75:1	2.29:1

Cash Flow

The following table sets forth certain cash flow information for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in) operating activities	$197,960	$295,731
Net cash provided by (used in) investing activities	$(13,124)	$5,992
Net cash provided by (used in) financing activities	$166,774	$(283,943)

Operating Activities

Net cash provided by operating activities decreased by $97.8 million to $198.0 million in the three months ended March 31, 2020 compared to $295.7 million in the same period in 2019. $85.6 million of this decrease was due to the posting of cash collateral for interest rate swaps, and the timing of collections on accounts receivable and accounts payable. The remaining decrease was primarily due to reduced profitability.

Investing Activities

Net cash used in investing activities increased by $19.1 million to $13.1 million in the three months ended March 31, 2020 compared to net cash provided by investing activities of $6.0 million in the same period in 2019. The change was primarily due to a $18.4 million increase in payments for leasing equipment.

Financing Activities

Net cash provided by financing activities increased by $450.7 million to $166.8 million in the three months ended March 31, 2020, compared to cash used in financing activities of $283.9 million in the same period in 2019. The change was primarily due to higher borrowings under our revolving credit facility to increase our cash balances and provide protection against the increased level of business and financial market risk and uncertainty caused by the COVID-19 pandemic. Our preferred share offering generated $62.2 million of additional proceeds and cash used for common share repurchases was $47.9 million lower compared to the same period in 2019. Additionally, we used $71.0 million in the first quarter of 2019 for the purchase of noncontrolling interests that did not reoccur in 2020.

Results of Operations

The following table summarizes our comparative results of operations for the three months ended March 31, 2020 and 2019 (in thousands).

	Three Months Ended March 31,
	2020	2019	Variance
Leasing revenues:
Operating leases	$312,804	$330,422	$(17,618)
Finance leases	8,664	10,437	(1,773)
Total leasing revenues	321,468	340,859	(19,391)

Equipment trading revenues	15,380	17,828	(2,448)
Equipment trading expenses	(13,447)	(14,241)	794
Trading margin	1,933	3,587	(1,654)

Net gain on sale of leasing equipment	4,077	8,469	(4,392)

Operating expenses:
Depreciation and amortization	132,695	134,609	(1,914)
Direct operating expenses	23,248	16,802	6,446
Administrative expenses	19,225	18,187	1,038
Provision (reversal) for doubtful accounts	4,279	(142)	4,421
Total operating expenses	179,447	169,456	9,991
Operating income (loss)	148,031	183,459	(35,428)
Other expenses:
Interest and debt expense	69,002	83,520	(14,518)
Realized (gain) loss on derivative instruments, net	(235)	(704)	469
Unrealized (gain) loss on derivative instruments, net	297	986	(689)
Debt termination expense	31	—	31
Other (income) expense, net	(3,646)	(1,004)	(2,642)
Total other expenses	65,449	82,798	(17,349)
Income (loss) before income taxes	82,582	100,661	(18,079)
Income tax expense (benefit)	5,546	7,850	(2,304)
Net income (loss)	$77,036	$92,811	$(15,775)
Less: income (loss) attributable to noncontrolling interest	—	592	(592)
Less: dividend on preferred shares	9,825	305	9,520
Net income (loss) attributable to common shareholders	$67,211	$91,914	$(24,703)

Comparison of the three months ended March 31, 2020 and 2019

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

	Three Months Ended March 31,
	2020	2019	Variance
Leasing revenues:
Operating leases
Per diem revenues	$298,486	$315,352	$(16,866)
Fee and ancillary revenues	14,318	15,070	(752)
Total operating lease revenues	312,804	330,422	(17,618)
Finance leases	8,664	10,437	(1,773)
Total leasing revenues	$321,468	$340,859	$(19,391)

Total leasing revenues were $321.5 million, net of lease intangible amortization of $6.2 million, for the three months ended March 31, 2020, compared to $340.9 million, net of lease intangible amortization of $10.7 million, in the same period in 2019, a decrease of $19.4 million.

Per diem revenues were $298.5 million for the three months ended March 31, 2020 compared to $315.4 million in the same period in 2019, a decrease of $16.9 million. The primary reasons for this decrease are as follows:

•	$14.5 million decrease due to a decrease in average units on-hire; and

•	$9.3 million decrease due to a decrease in average per diem rates; partially offset by

•	$4.6 million increase due to a decrease in lease intangible amortization; and

•	$2.3 million increase due to the reclassification of certain contracts from finance leases to operating leases in the first quarter of 2020 as a result of the renegotiation of the contracts.

Fee and ancillary lease revenues were $14.3 million for the three months ended March 31, 2020 compared to $15.1 million in the same period in 2019, a decrease of $0.8 million. Although redeliveries increased in the first quarter of 2020 compared to the same period in 2019, repair revenue decreased due to a decrease in the number of units billed for repairs.

Finance lease revenues were $8.7 million for the three months ended March 31, 2020 compared to $10.4 million in the same period in 2019, a decrease of $1.7 million. The decrease was due to the reclassification of certain finance leases to operating leases in the first quarter of 2020 as a result of the renegotiation of certain contracts and the runoff of the existing portfolio.

Trading margin.    Trading margin was $1.9 million for the three months ended March 31, 2020 compared to $3.6 million in the same period in 2019, a decrease of $1.7 million. The decrease was primarily due to a decrease in per unit margins as a result of a decrease in selling prices and sales volume.

Net gain on sale of leasing equipment.    Gain on sale of equipment was $4.1 million for the three months ended March 31, 2020 compared to $8.5 million in the same period in 2019, a decrease of $4.4 million. The primary reasons for the decrease are as follows:

•	$2.8 million decrease due to a 10.4% decrease in average used dry container selling prices, partially offset by a 22.6% increase in selling volumes; and

•	$1.5 million decrease due to a gain recognized in 2019 related to units declared lost by a customer.

Depreciation and amortization.    Depreciation and amortization was $132.7 million for the three months ended March 31, 2020 compared to $134.6 million in the same period in 2019, a decrease of $1.9 million. The primary reasons for the decrease are as follows:

•	$2.7 million decrease due to a net decrease in the size of the depreciable fleet; partially offset by

•	$1.2 million increase due to the reclassification of certain contracts from finance leases to operating leases in the first quarter of 2020 as a result of the renegotiation of the contracts.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment from locations with weak leasing demand. Direct operating expenses were $23.2 million for the three months ended March 31, 2020 compared to $16.8 million in the same period in 2019, an increase of $6.4 million. The increase was primarily due to an increase in storage expense due to an increase in idle units.

Administrative expenses.    Administrative expenses were $19.2 million for the three months ended March 31, 2020 compared to $18.2 million in the same period in 2019, an increase of $1.0 million. The increase was primarily due to a $0.5 million increase in payroll and benefit expenses and a $0.4 million increase in professional fees.

Provision (reversal) for doubtful accounts.    Provision for doubtful accounts was a provision of $4.3 million for the three months ended March 31, 2020 compared to a reversal of $0.1 million in the same period in 2019, an increase of $4.4 million. The increase is primarily due to a reserve against customer receivables as a result of heightened credit risks.

Interest and debt expense.    Interest and debt expense was $69.0 million for the three months ended March 31, 2020, compared to $83.5 million in the same period in 2019, a decrease of $14.5 million. The primary reasons for the decrease are as follows:

•	$11.2 million decrease due to a decrease in the average debt balance of $990.6 million; and

•	$4.3 million decrease due to a decrease in the average effective interest rate to 4.19% from 4.45%.

Realized (gain) loss on derivative instruments, net.     Realized gain on derivative instruments, net was $0.2 million for the three months ended March 31, 2020, compared to $0.7 million for the same period in 2019, a decrease of $0.5 million. The decrease is primarily due to a decrease in the average one-month LIBOR rate as well as a reduction of the underlying swap notional amounts due to the amortization of certain interest rate swap contracts.

Unrealized (gain) loss on derivative instruments. Unrealized loss on derivative instruments, net was $0.3 million for the three months ended March 31, 2020 compared to $1.0 million in the same period in 2019. The decrease in unrealized loss is primarily due to the amortization of the underlying swap notional amounts.

Income taxes. Income tax expense was $5.5 million for the three months ended March 31, 2020 compared to $7.9 million in the same period in 2019, a decrease in income tax expense of $2.4 million. The decrease in income tax expense was the result of a decrease in pre-tax income and an increase in the portion of income generated in lower tax jurisdictions in the three months ended March 31, 2020. Additionally, the Company recorded tax expenses related to uncertain tax positions in the prior period that did not reoccur in 2020.

Income attributable to noncontrolling interests. There was no income attributable to noncontrolling interests for the three months ended March 31, 2020 compared to $0.6 million in the same period in 2019. All third-party partnership interests in Triton Container Investments LLC were acquired during the first half of 2019.

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

The following table summarizes our contractual obligations and commercial commitments as of March 31, 2020:

	Contractual Obligations by Period
Contractual Obligations:	Total	Remaining 2020	2021	2022	2023	2024	2025 and thereafter
	(dollars in millions)
Principal debt obligations	$6,770.2	$666.7	$825.6	$1,037.3	$1,625.1	$1,417.2	$1,198.3
Interest on debt obligations(1)	916.7	185.4	218.6	182.5	144.4	83.5	102.3
Finance lease obligations(2)	21.4	2.3	3.1	3.1	3.1	9.8	—
Operating leases (mainly facilities)	9.2	2.5	2.9	2.3	1.4	0.1	—
Purchase obligations:
Equipment purchases payable	29.1	29.1	—	—	—	—	—
Equipment purchase commitments	133.9	133.9	—	—	—	—	—
Total contractual obligations	$7,880.5	$1,019.9	$1,050.2	$1,225.2	$1,774.0	$1,510.6	$1,300.6

(1)	Amounts include actual interest for fixed debt, estimated interest for floating-rate debt and interest rate swaps which are in a payable position based on March 31, 2020 rates.

(2)	Amounts include interest.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

As of March 31, 2020, we had derivative agreements in place to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Derivatives	Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Cap Rate	Weighted Average Remaining Term
Interest Rate Swap(1)	$1,786.8 Million	2.02%	n/a	4.9 years
Interest Rate Cap	$200.0 Million	n/a	5.5%	1.8 years

(1)	The impact of forward starting swaps with total notional amount of $550.0 million will increase the weighted average remaining term to 6.5 years.

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

Approximately 83% of our debt is either fixed or hedged using derivative instruments which helps mitigate the impact of changes in short-term interest rates. However, a 100 basis point increase in the interest rates on our unhedged debt (primarily LIBOR) would result in an increase of approximately $11.7 million in interest expense over the next 12 months.

Foreign currency exchange rate risk

Although we have significant foreign-based operations, the majority of our revenues and our operating expenses are denominated in U.S. dollars. However, we pay our non-U.S. employees in local currencies and certain operating expenses are denominated in foreign currencies. Net foreign currency exchange gains and losses were immaterial for the three months ended March 31, 2020 and 2019.

ITEM 4.    CONTROLS AND PROCEDURES.

Our senior management has evaluated the effectiveness and design of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e)), as of March 31, 2020. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded, as of March 31, 2020, that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2020, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 (the "Form 10-K"), which could materially affect our business, financial condition or future results. The risk factor below updates those set forth in Part I, Item 1A, of the Form 10-K. The risks described in this report and in the Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

The continued spread of the COVID-19 pandemic may have a material adverse impact on our business, financial condition and results of operations.

The ongoing COVID-19 pandemic has resulted in a significant impact to businesses and supply chains globally. The imposition of work and travel restrictions, as well as other actions by government authorities to contain the outbreak, have led to extended shutdowns of certain businesses, lower factory production, reduced volumes of global exports and disruptions in global shipping. This has led to reduced container demand, which has pressured container lease rates, and has further exacerbated financial challenges faced by our shipping line customers. Additionally, the economic uncertainty created by the pandemic is affecting demand in several manufacturing sectors and is expected to result in a slowdown in the global economy, the extent or duration of which are uncertain. Further, in response to the pandemic, many businesses, including the Company, have implemented remote working arrangements for their employees during the first quarter of 2020 that may continue, in whole or in part, for an extended period. Risks associated with the COVID-19 pandemic on the Company include, but are not limited to:

•
increased credit concerns relating to our shipping line customers as they face reduced demand, operational disruptions and increased costs relating to the pandemic, including the risk of bankruptcy or significant payment defaults or delays;

•	further reduced demand for containers and increased pressure on lease rates;

•	reduced demand for sale of containers;

•	operational issues that could prevent our containers from being discharged or picked up in affected areas or in other locations after having visited affected areas for a prolonged period of time;

•
business continuity risks associated with the transition to remote working arrangements, including increased cybersecurity risks, internet capacity constraints or other systems problems, and unanticipated difficulties or delays in our financial reporting processes;

•
liquidity risks, including that disruptions in financial markets as a result of the pandemic may increase the cost and availability of capital, and the risk of non-compliance with financial covenants in debt agreements;

•	potential impacts on key management, including health impacts and distraction caused by the pandemic response; and

•	potential impacts on business relationships due to restrictions on travel.

The magnitude of the COVID-19 pandemic, including the extent of any impact on our business, financial position, results of operations or liquidity, which could be material, cannot be reasonably determined at this time due to the rapid development and fluidity of the situation. The effects of the pandemic on our business will depend on its duration and severity, whether business disruptions will continue and the overall impact on the global economy.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Share Repurchase Program

The following table provides certain information with respect to the Company's purchases of its common shares during the three months ended March 31, 2020:

	Issuer Purchases of Common Shares(1)
Period	Total number of shares purchased(2)	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)
January 1, 2020 through January 31, 2020	56,815	$37.84	$81,419
February 1, 2020 through February 29, 2020	168,805	$36.31	$75,286
March 1, 2020 through March 31, 2020	1,140,000	$25.60	$46,083
Total	1,365,620	$27.43	$46,083

(1)
On April 21, 2020, the Company's Board of Directors increased the share repurchase authorization to $200.0 million. The revised authorization may be used by the Company to repurchase common or preferred shares.

(2)	This column represents the total number of shares purchased and the total number of shares purchased as part of publicly announced plans.

ITEM 6.    EXHIBITS.

Exhibit Number	Exhibit Description
10.1*	Employment Offer Letter between Carla Heiss and Triton Container International Incorporated of North America
31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Instance Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Inline XBRL Data (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________________________________________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRITON INTERNATIONAL LIMITED

April 24, 2020	By:	/s/ JOHN BURNS
John Burns
Chief Financial Officer