Form 10-Q
period 2020-06-30
Triton International Ltd
filed 2020-07-24
CIK 1660734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 22, 2020, there were 68,702,562 common shares at $0.01 par value per share of the registrant outstanding.

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
Forward-looking statements in this report are subject to a number of known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those described in the forward-looking statements, including, but not limited to: decreases in the demand for leased containers; decreases in market leasing rates for containers; difficulties in re-leasing containers after their initial fixed-term leases; the magnitude and duration of the ongoing COVID-19 pandemic and its impact on our business, global trade and supply chains; customers' decisions to buy rather than lease containers; dependence on a limited number of customers for a substantial portion of our revenues; customer defaults; decreases in the selling prices of used containers; extensive competition in the container leasing industry; difficulties stemming from the international nature of Triton's businesses; decreases in demand for international trade; disruption to Triton's operations resulting from political and economic policies of the United States and other countries, particularly China, including but not limited to, the impact of trade wars and tariffs; disruption to Triton's operations from failure of, or attacks on, Triton's information technology systems; disruption to Triton's operations as a result of natural disasters; compliance with laws and regulations related to economic and trade sanctions, security, anti-terrorism, environmental protection and corruption; ability to obtain sufficient capital to support growth; restrictions imposed by the terms of Triton's debt agreements; the phase-out of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with an alternative reference rate, which may adversely affect interest rates; changes in the tax laws in Bermuda, the United States and other countries; and the other risks and uncertainties described in the section entitled "Risk Factors" in our Annual Report on Form 10-K, filed with the SEC on February 14, 2020 (the "Form 10-K"), in this Report on Form 10-Q and in any other Form 10-Q filed or to be filed by us, as well as in the other documents we file with the SEC from time to time, and such risks and uncertainties are specifically incorporated herein by reference.
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

ITEM 1.    FINANCIAL STATEMENTS

TRITON INTERNATIONAL LIMITED
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS:
Leasing equipment, net of accumulated depreciation of $3,135,646 and $2,933,886	$8,313,379	$8,392,547
Net investment in finance leases	306,879	413,342
Equipment held for sale	144,956	114,504
Revenue earning assets	8,765,214	8,920,393
Cash and cash equivalents	252,380	62,295
Restricted cash	98,503	106,677
Accounts receivable, net of allowances of $2,483 and $1,276	219,625	210,697
Goodwill	236,665	236,665
Lease intangibles, net of accumulated amortization of $254,207 and $242,301	44,250	56,156
Other assets	65,093	38,902
Fair value of derivative instruments	24	10,848
Total assets	$9,681,754	$9,642,633
LIABILITIES AND SHAREHOLDERS' EQUITY:
Equipment purchases payable	$46,569	$24,685
Fair value of derivative instruments	163,932	36,087
Accounts payable and other accrued expenses	90,646	116,782
Net deferred income tax liability	302,551	301,317
Debt, net of unamortized costs of $34,088 and $39,781	6,569,106	6,631,525
Total liabilities	7,172,804	7,110,396
Shareholders' equity:
Preferred shares, $0.01 par value, at liquidation preference	555,000	405,000
Common shares, $0.01 par value, 270,000,000 shares authorized, 81,149,460 and 80,979,833 shares issued, respectively	811	810
Undesignated shares, $0.01 par value, 7,800,000 and 13,800,000 shares authorized, respectively, no shares issued and outstanding	—	—
Treasury shares, at cost, 12,187,889 and 8,771,345 shares, respectively	(374,904)	(278,510)
Additional paid-in capital	901,289	902,725
Accumulated earnings	1,587,751	1,533,845
Accumulated other comprehensive income (loss)	(160,997)	(31,633)
Total shareholders' equity	2,508,950	2,532,237
Total liabilities and shareholders' equity	$9,681,754	$9,642,633

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Leasing revenues:
Operating leases	$313,423	$328,370	$626,227	$658,792
Finance leases	7,974	10,196	16,638	20,633
Total leasing revenues	321,397	338,566	642,865	679,425

Equipment trading revenues	16,903	23,209	32,283	41,037
Equipment trading expenses	(14,883)	(18,713)	(28,330)	(32,954)
Trading margin	2,020	4,496	3,953	8,083

Net gain on sale of leasing equipment	4,537	7,519	8,614	15,988

Operating expenses:
Depreciation and amortization	133,292	135,348	265,987	269,957
Direct operating expenses	29,619	18,097	52,867	34,899
Administrative expenses	20,472	19,988	39,697	38,175
Provision (reversal) for doubtful accounts	374	521	4,653	379
Total operating expenses	183,757	173,954	363,204	343,410
Operating income (loss)	144,197	176,627	292,228	360,086
Other expenses:
Interest and debt expense	66,874	82,260	135,876	165,780
Realized (gain) loss on derivative instruments, net	11	(669)	(224)	(1,373)
Unrealized (gain) loss on derivative instruments, net	(11)	1,267	286	2,253
Debt termination expense	—	558	31	558
Other (income) expense, net	36	(927)	(3,610)	(1,931)
Total other expenses	66,910	82,489	132,359	165,287
Income (loss) before income taxes	77,287	94,138	159,869	194,799
Income tax expense (benefit)	6,699	8,042	12,245	15,892
Net income (loss)	$70,588	$86,096	$147,624	$178,907
Less: income (loss) attributable to noncontrolling interest	—	—	—	592
Less: dividend on preferred shares	10,513	2,025	20,338	2,330
Net income (loss) attributable to common shareholders	$60,075	$84,071	$127,286	$175,985
Net income per common share—Basic	$0.87	$1.13	$1.81	$2.31
Net income per common share—Diluted	$0.86	$1.12	$1.80	$2.29
Cash dividends paid per common share	$0.52	$0.52	$1.04	$1.04
Weighted average number of common shares outstanding—Basic	69,275	74,598	70,436	76,151
Dilutive restricted shares	261	617	262	583
Weighted average number of common shares outstanding—Diluted	69,536	75,215	70,698	76,734

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$70,588	$86,096	$147,624	$178,907
Other comprehensive income (loss), net of tax:
Change in derivative instruments designated as cash flow hedges	(16,112)	(31,517)	(136,252)	(45,840)
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges	5,854	(1,716)	7,265	(3,465)
Cumulative effect for the adoption of ASU 2017-12, net of income tax effect	—	—	—	432
Foreign currency translation adjustment	(115)	(175)	(377)	(132)
Other comprehensive income (loss), net of tax	(10,373)	(33,408)	(129,364)	(49,005)
Comprehensive income	60,215	52,688	18,260	129,902
Less:
Other comprehensive income attributable to noncontrolling interest	$—	$—	$—	$592
Dividend on preferred shares	10,513	2,025	20,338	2,330
Comprehensive income attributable to common shareholders	$49,702	$50,663	$(2,078)	$126,980

Tax (benefit) provision on change in derivative instruments designated as cash flow hedges	$(1,512)	$(3,813)	$(10,986)	$(5,957)
Tax (benefit) provision on reclassification of (gain) loss on derivative instruments designated as cash flow hedges	$335	$(591)	$183	$(1,197)
Tax (benefit) provision on cumulative effect for the adoption of ASU 2017-12	$—	$—	$—	$277

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)
(Unaudited)

	Preferred Shares		Common Shares		Treasury Shares		Add'l Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Non controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	16,200,000	$405,000	80,979,833	$810	8,771,345	$(278,510)	$902,725	$1,533,845	$(31,633)	$—	$2,532,237
Issuance of preferred shares, net of offering expenses	6,000,000	150,000	—	—	—	—	(5,171)	—	—	—	144,829
Share-based compensation	—	—	184,644	2	—	—	1,603	—	—	—	1,605
Treasury shares acquired	—	—	—	—	1,365,620	(37,488)	—	—	—	—	(37,488)
Share repurchase to settle shareholder tax obligations	—	—	(53,609)	(1)	—	—	(2,155)	—	—	—	(2,156)
Net income (loss)	—	—	—	—	—	—	—	77,036	—	—	77,036
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(118,991)	—	(118,991)
Common shares dividend declared	—	—	—	—	—	—	—	(37,427)	—	—	(37,427)
Preferred shares dividend declared	—	—	—	—	—	—	—	(9,395)	—	—	(9,395)
Balance as of March 31, 2020	22,200,000	$555,000	81,110,868	$811	10,136,965	$(315,998)	$897,002	$1,564,059	$(150,624)	$—	$2,550,250
Issuance of preferred shares, net of offering expenses	—	—	—	—	—	—	31	—	—	—	31
Share-based compensation	—	—	38,592	—	—	—	4,256	—	—	—	4,256
Treasury shares acquired	—	—	—	—	2,050,924	(58,906)	—	—	—	—	(58,906)
Net income (loss)	—	—	—	—	—	—	—	70,588	—	—	70,588
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(10,373)	—	(10,373)
Common shares dividend declared	—	—	—	—	—	—	—	(36,383)	—	—	(36,383)
Preferred shares dividend declared	—	—	—	—	—	—	—	(10,513)	—	—	(10,513)
Balance as of June 30, 2020	22,200,000	$555,000	81,149,460	$811	12,187,889	$(374,904)	$901,289	$1,587,751	$(160,997)	$—	$2,508,950

`	Preferred Shares		Common Shares		Treasury Shares		Add'l Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Non controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	—	$—	80,843,472	$809	1,853,148	$(58,114)	$896,811	$1,349,627	$14,563	$121,513	$2,325,209
Issuance of preferred shares, net of offering expenses	3,450,000	86,250	—	—	—	—	(3,192)	—	—	—	83,058
Share-based compensation	—	—	170,231	2	—	—	1,816	—	—	—	1,818
Treasury shares acquired	—	—	—	—	2,636.534	(83,293)	—	—	—	—	(83,293)
Share repurchase to settle shareholder tax obligations	—	—	(31,506)	—	—	—	(978)	—	—	—	(978)
Net income (loss)	—	—	—	—	—	—	—	92,219	—	592	92,811
Other comprehensive income (loss)	—	—	—	—	—	—	—	(432)	(15,597)	—	(16,029)
Purchase of noncontrolling interests	—	—	—	—	—	—	11,707	—	—	(82,707)	(71,000)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(2,078)	(2,078)
Common shares dividend declared	—	—	—	—	—	—	—	(40,923)	—	—	(40,923)
Balance as of March 31, 2019	3,450,000	$86,250	80,982,197	$811	4,489,682	$(141,407)	$906,164	$1,400,491	$(1,034)	$37,320	$2,288,595
Issuance of preferred shares, net of offering expenses	5,750,000	143,750	—	—	—	—	(5,018)	—	—	—	138,732
Share-based compensation	—	—	41,535	—	—	—	3,653	—	—	—	3,653
Treasury shares acquired	—	—	—	—	2,347,826	(73,942)	—	—	—	—	(73,942)
Net income (loss)	—	—	—	—	—	—	—	86,096	—	—	86,096
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(33,408)	—	(33,408)
Purchase of noncontrolling interests	—	—	—	—	—	—	5,143	—	—	(37,320)	(32,177)
Common shares dividend declared	—	—	—	—	—	—	—	(39,108)	—	—	(39,108)
Preferred shares dividend declared	—	—	—	—	—	—	—	(1,833)	—	—	(1,833)
Balance as of June 30, 2019	9,200,000	$230,000	81,023,732	$811	6,837,508	$(215,349)	$909,942	$1,445,646	$(34,442)	$—	$2,336,608

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$147,624	$178,907
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	265,987	269,957
Amortization of deferred debt cost and other debt related amortization	7,187	6,849
Lease related amortization	15,788	23,835
Share-based compensation expense	5,861	5,471
Net (gain) loss on sale of leasing equipment	(8,614)	(15,988)
Unrealized (gain) loss on derivative instruments	286	2,253
Debt termination expense	31	558
Deferred income taxes	12,037	13,910
Changes in operating assets and liabilities:
Accounts receivable	(20,778)	12,545
Accounts payable and other accrued expenses	(25,752)	(8,860)
Net equipment sold (purchased) for resale activity	(4,035)	(8,517)
Cash collections on finance lease receivables, net of income earned	46,650	33,680
Other assets	(25,703)	(12,786)
Net cash provided by (used in) operating activities	416,569	501,814
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(219,788)	(149,986)
Proceeds from sale of equipment, net of selling costs	102,088	106,603
Other	(328)	(130)
Net cash provided by (used in) investing activities	(118,028)	(43,513)
Cash flows from financing activities:
Issuance of preferred shares, net of underwriting discount	145,275	221,790
Purchases of treasury shares	(95,243)	(157,075)
Redemption of common shares for withholding taxes	(2,156)	(978)
Debt issuance costs	—	(5,455)
Borrowings under debt facilities	730,000	1,143,000
Payments under debt facilities and finance lease obligations	(801,044)	(1,472,827)
Dividends paid on preferred shares	(19,908)	(1,833)
Dividends paid on common shares	(72,964)	(78,960)
Distributions to noncontrolling interests	—	(2,078)
Purchase of noncontrolling interests	—	(103,039)
Other	(590)	—
Net cash provided by (used in) financing activities	(116,630)	(457,455)
Net increase (decrease) in cash, cash equivalents and restricted cash	$181,911	$846
Cash, cash equivalents and restricted cash, beginning of period	168,972	159,539
Cash, cash equivalents and restricted cash, end of period	$350,883	$160,385
Supplemental disclosures:
Interest paid	$131,457	$160,211
Income taxes paid (refunded)	$216	$2,216
Right-of-use asset for leased property	$196	$7,862
Supplemental non-cash investing activities:
Equipment purchases payable	$46,569	$11,015

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

The interim consolidated balance sheet as of June 30, 2020; the consolidated statements of operations, the consolidated statements of comprehensive income, and the consolidated statements of shareholders' equity for the three and six months ended June 30, 2020 and 2019, and the consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 are unaudited. The consolidated balance sheet as of December 31, 2019, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. The unaudited interim financial statements have been prepared on a basis consistent with the Company's annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company's financial position, results of operations, comprehensive income, shareholders' equity, and cash flows for the periods presented. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The consolidated results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2020 or for any other future annual or interim period.

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

Concentration of Credit Risk

The Company's equipment leases and trade receivables subject it to potential credit risk. The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis. The Company's two largest customers, CMA CGM S.A. and Mediterranean Shipping Company S.A., accounted for 21% and 15%, respectively, of the Company's lease billings during the six months ended June 30, 2020.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements

For information on the fair value of equipment held for sale, debt, and the fair value of derivative instruments, please refer to Note 2 - "Equipment Held for Sale", Note 7 - "Debt" and Note 8 - "Derivative Instruments", respectively.

New Accounting Pronouncements

Recently Adopted Accounting Standards Updates

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) and subsequently issued amendments. The guidance affects the Company's net investment in finance leases and accounts receivable for sales of equipment. The standard requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectability.

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

Accounting Policy Update

Allowance for Doubtful Accounts-Net investment in finance leases and accounts receivable for sales of equipment

Upon adoption of Topic 326, the Company measures expected credit loss on net investment in finance leases and accounts receivable for sales of equipment by evaluating the overall credit quality of its customers. Expected credit losses for these financial assets are estimated using historical experience which includes economic cycles, customer payment history, management's assessment of the customer's financial condition, and consideration of current conditions and reasonable forecasts.

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

	June 30, 2020	December 31, 2019
Equipment held for sale	$14,765	$11,797

An impairment charge is recorded when the carrying value of the asset exceeds its fair value less cost to sell. The following table summarizes the Company's net impairment charges recorded in net gains or losses on sale of leasing equipment held for sale on the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Impairment (loss) reversal on equipment held for sale	$(1,053)	$(1,324)	$(2,543)	$(2,731)
Gain (loss) on sale of equipment, net of selling costs	5,590	8,843	11,157	18,719
Net gain on sale of leasing equipment	$4,537	$7,519	$8,614	$15,988

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Intangible Assets

Intangible assets consist of lease intangibles for leases acquired with lease rates above market at the time of acquisition. The following table summarizes the amortization of intangible assets as of June 30, 2020 (in thousands):

Years ending December 31,	Total intangible assets
2020	$10,585
2021	16,549
2022	10,497
2023	4,657
2024	1,962
2025 and thereafter	—
Total	$44,250

Amortization expense related to intangible assets was $5.7 million and $11.9 million for the three and six months ended June 30, 2020, respectively, and $10.3 million and $21.4 million for the three and six months ended June 30, 2019, respectively.

Note 4—Share-Based Compensation

The Company recognizes share-based compensation expense for share-based payment transactions based on the grant date fair value. The expense is recognized over the employee's requisite service period, which is generally the vesting period of the equity award. The Company recognized share-based compensation expense in administrative expenses of $4.3 million and $5.9 million for the three and six months ended June 30, 2020, respectively, and $3.7 million and $5.5 million for the three and six months ended June 30, 2019, respectively. Share-based compensation expense includes charges for performance-based shares that are deemed probable to vest.

As of June 30, 2020, the total unrecognized compensation expense related to non-vested restricted shares was approximately $11.9 million, which is expected to be recognized on a monthly basis through 2023.

During the six months ended June 30, 2020, the Company issued 185,820 time-based and performance-based restricted shares, and canceled 53,609 vested shares to settle payroll taxes on behalf of employees. Additional shares may be accrued and issued based upon the Company's performance measured against selected peers. The Company also issued 37,416 shares to non-employee directors at fair value that vested immediately.

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

During the six months ended June 30, 2020, the Company repurchased a total of 3,416,544 common shares at an average price per-share of $28.19 for a total of $96.3 million. As of June 30, 2020, $164.0 million remains available under the common share repurchase program.

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

Each Series of preferred shares may be redeemed at the Company's option, at any time after approximately five years from original issuance, in whole or in part at a redemption price, which is equal to the issue price, of $25.00 per share plus an amount equal to all accumulated and unpaid dividends, whether or not declared. The Company may also redeem each Series of preferred shares prior to the lapse of the five year period upon the occurrence of certain events as described in each agreement, such as transactions that either transfer ownership of substantially all assets to a single entity or establish a majority voting interest by a single entity, and cause a downgrade or withdrawal of rating by the rating agency within 60 days of the event. If the Company does not elect to redeem each Series, holders of preferred shares may have the right to convert their preferred shares into common shares.

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

The Company paid the following quarterly dividends during the six months ended June 30, 2020 and 2019 on its issued and outstanding Series (in millions except for per-share amounts):

		Series A		Series B		Series C		Series D
Record Date	Payment Date	Aggregate Payment	Per Share Payment	Aggregate Payment	Per Share Payment	Aggregate Payment	Per Share Payment	Aggregate Payment	Per Share Payment
June 8, 2020	June 15, 2020	$1.8	$0.53125	$2.9	$0.50	$3.2	$0.46094	$2.6	$0.42969
March 9, 2020	March 16, 2020	$1.8	$0.53125	$2.9	$0.50	$3.2	$0.46094	$1.5	$0.24349
June 10, 2019	June 17, 2019	$1.8	$0.53125	n/a	n/a	n/a	n/a	n/a	n/a

As of June 30, 2020, the Company had cumulative unpaid preferred dividends of $1.8 million.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Share Dividends

The Company paid the following quarterly dividends during the six months ended June 30, 2020 and 2019 on its issued and outstanding common shares:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
June 11, 2020	June 25, 2020	$35.8 Million	$0.52
March 13, 2020	March 27, 2020	$37.1 Million	$0.52
June 6, 2019	June 27, 2019	$38.6 Million	$0.52
March 12, 2019	March 28, 2019	$40.4 Million	$0.52

Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2020 and 2019 (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2019	$(27,096)	$(4,537)	$(31,633)
Change in derivative instruments designated as cash flow hedges(1)	(120,140)	—	(120,140)
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	1,411	—	1,411
Foreign currency translation adjustment	—	(262)	(262)
Balance as of March 31, 2020	$(145,825)	$(4,799)	$(150,624)
Change in derivative instruments designated as cash flow hedges(1)	(16,112)	—	(16,112)
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	5,854	—	5,854
Foreign currency translation adjustment	—	(115)	(115)
Balance as of June 30, 2020	$(156,083)	$(4,914)	$(160,997)

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2018	$19,043	$(4,480)	$14,563
Change in derivative instruments designated as cash flow hedges(1)	(14,323)	—	(14,323)
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	(1,749)	—	(1,749)
Cumulative effect for the adoption of ASU 2017-12, net of income tax effect	432	—	432
Foreign currency translation adjustment	—	43	43
Balance as of March 31, 2019	$3,403	$(4,437)	$(1,034)
Change in derivative instruments designated as cash flow hedges(1)	(31,517)	—	(31,517)
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	(1,716)	—	(1,716)
Foreign currency translation adjustment	—	(175)	(175)
Balance as of June 30, 2019	$(29,830)	$(4,612)	$(34,442)

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

As of June 30, 2020, the weighted average implicit rate was 4.04% and the weighted average remaining lease term was 2.9 years.

The following table summarizes the components of the Company's leases (in thousands):

Balance Sheet	Financial statement caption	June 30, 2020	December 31, 2019
Right-of-use asset - operating	Other assets	$6,393	$7,616
Lease liability - operating	Accounts payable and other accrued expenses	$7,573	$8,940

		Three Months Ended June 30,		Six Months Ended June 30,
Income Statement	Financial statement caption	2020	2019	2020	2019
Operating lease cost(1)	Administrative expenses	$747	$767	$1,506	$1,501

(1)	Includes short-term leases that are immaterial.

Cash paid for amounts included in the measurement of lease liabilities under operating cash flows was $0.8 million and $1.6 million for both the three and six months ended June 30, 2020 and June 30, 2019, respectively.

The following represents our future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities as of June 30, 2020 (in thousands):

Years ending December 31,
2020	$1,559
2021	2,755
2022	2,288
2023	1,379
2024	67
2025 and thereafter	—
Total undiscounted future cash flows related to lease payments	$8,048
Less: imputed interest	(475)
Total present value of lease liability	$7,573

Lessor

The following table summarizes the components of the net investment in finance leases (in thousands):

	June 30, 2020	December 31, 2019
Future minimum lease payment receivable(1)	$388,950	$476,443
Estimated residual receivable(2)	58,961	102,238
Gross finance lease receivables(3)	447,911	578,681
Unearned income(4)	(141,032)	(165,339)
Net investment in finance leases(5)	$306,879	$413,342

(1)	There were no executory costs included in gross finance lease receivables as of June 30, 2020 and December 31, 2019.

(2)	The Company's finance leases generally include a bargain purchase option and therefore, the Company has immaterial residual value risk for assets.

(3)	The gross finance lease receivable is reduced as billed to customers and reclassified to accounts receivable until paid.

(4)	There were no unamortized initial direct costs as of June 30, 2020 and December 31, 2019.

(5)
As of June 30, 2020, two major customers represented 71% and 11% of the Company's finance lease portfolio. As of December 31, 2019, three major customers represented 55%, 24% and 11% of the Company's finance lease portfolio. No other customer represented more than 10% of the Company's finance lease portfolio in each of those periods.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturities of the Company's gross finance lease receivables subsequent to June 30, 2020 are as follows (in thousands):

Years ending December 31,
2020	$44,728
2021	75,116
2022	50,853
2023	45,010
2024	44,058
2025 and thereafter	188,146
Total	$447,911

The Company’s finance lease portfolio lessees are primarily comprised of the largest international shipping lines. In its estimate of expected credit losses, the Company evaluates the overall credit quality of its finance lease portfolio. The Company considers an account past due when a payment has not been received in accordance with the terms of the related lease agreement and maintains allowances, if necessary, for doubtful accounts. These allowances are based on, but not limited to, historical experience which includes stronger and weaker economic cycles, each lessee's payment history, management's current assessment of each lessee's financial condition, consideration of current conditions and reasonable forecasts. As of June 30, 2020, the Company does not have an allowance on its gross finance lease receivables and does not have any past due balances.

Note 7—Debt

The table below summarizes the Company's key terms and carrying value of debt (in thousands):

	Contractual Weighted Avg Interest Rate(1)	Maturity Range(1)		June 30, 2020	December 31, 2019
		From	To
Institutional notes	4.59%	Sep 2020	Jun 2029	$1,733,671	$1,957,557
Asset-backed securitization term notes	3.26%	May 2022	Jun 2028	2,527,680	2,719,206
Term loan facilities	1.71%	Apr 2022	Nov 2023	1,144,875	1,200,375
Asset-backed securitization warehouse	1.94%	Dec 2025	Dec 2025	470,000	370,000
Revolving credit facilities	1.78%	Sep 2023	Jul 2024	718,500	410,000
Finance lease obligations	4.93%	Feb 2024	Feb 2024	18,392	27,024
Total debt outstanding				6,613,118	6,684,162
Unamortized debt costs				(34,088)	(39,781)
Unamortized debt premiums & discounts				(3,514)	(4,065)
Unamortized fair value debt adjustment				(6,410)	(8,791)
Debt, net of unamortized costs				$6,569,106	$6,631,525

(1)	Data as of June 30, 2020.

The fair value of total debt outstanding was $6,683.5 million and $6,747.8 million as of June 30, 2020 and December 31, 2019, respectively, and was measured using Level 2 inputs.

As of June 30, 2020, the maximum borrowing levels for the ABS warehouse and the revolving credit facility are $800.0 million and $1,560.0 million, respectively. These facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets. As of June 30, 2020, the availability under these credit facilities without adding additional container assets to the borrowing base was approximately $576.6 million.

The Company is subject to certain financial covenants under its debt agreements. The agreements remain the obligations of the respective subsidiaries, and all related debt covenants are calculated at the subsidiary level. As of June 30, 2020 and December 31, 2019, the Company was in compliance with all financial covenants in accordance with the terms of its debt agreements.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company hedges the risks associated with fluctuations in interest rates on a portion of its floating-rate debt by entering into interest rate swap agreements that convert a portion of its floating-rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The following table summarizes the Company's outstanding fixed-rate and floating-rate debt as of June 30, 2020 (in thousands):

	Balance Outstanding	Contractual Weighted Avg Interest Rate	Maturity Range		Weighted Avg Remaining Term
			From	To
Excluding impact of derivative instruments:
Fixed-rate debt	$3,589,395	4.20%	Sep 2020	Jun 2029	3.3 years
Floating-rate debt	$3,023,723	1.78%	Apr 2022	Dec 2025	3.3 years

Including impact of derivative instruments:
Fixed-rate debt	$3,589,395	4.20%
Hedged floating-rate debt	1,822,973	3.58%
Total fixed and hedged debt	5,412,368	3.99%
Unhedged floating-rate debt	1,200,750	1.78%
Total	$6,613,118	3.59%

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

Finance Lease Obligations

Certain containers are financed with a financial institution under a finance lease. The lease is accounted for as a finance lease, with interest expense recognized on a level yield basis over the period preceding early purchase options, which is five to seven years from the transaction date.

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

During the three months ended June 30, 2020, the Company entered into an interest rate swap contract with an effective date of April 20, 2020 and a scheduled maturity date of April 20, 2024. This contract is indexed to 1 month LIBOR, has a fixed leg interest rate of 0.35%, and has a notional amount of $125.0 million.

As of June 30, 2020, the Company had interest rate swap and cap agreements in place to fix or limit the floating interest rates on a portion of the borrowings under its debt facilities summarized below:

Derivatives	Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Cap Rate	Weighted Average Remaining Term
Interest Rate Swap(1)	$1,823.0 Million	2.00%	n/a	5.3 years
Interest Rate Cap	$200.0 Million	n/a	5.5%	1.5 years

(1)	The impact of forward starting swaps with total notional amount of $350.0 million will increase the weighted average remaining term to 6.3 years.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Over the next twelve months, we expect to reclassify unrealized losses of $30.6 million to income of pre-tax amounts from accumulated other comprehensive income (loss) related to interest rate swap and cap agreements.

The following table summarizes the impact of derivative instruments on the consolidated statements of operations and the consolidated statements of comprehensive income on a pretax basis (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Financial statement caption	2020	2019	2020	2019
Non-designated derivative instruments	Realized (gain) loss on derivative instruments, net	$11	$(669)	$(224)	$(1,373)
Non-designated derivative instruments	Unrealized (gain) loss on derivative instruments, net	$(11)	$1,267	$286	$2,253
Designated derivative instruments	Interest and debt (income) expense	$6,189	$(2,307)	$7,448	$(4,662)
Designated derivative instruments	Comprehensive loss	$17,624	$35,330	$147,238	$51,797

Fair Value of Derivative Instruments

The Company has elected to use the income approach to value its interest rate swap and cap agreements, using Level 2 market expectations at the measurement date and standard valuation techniques to convert future values to a single discounted present value. The Level 2 inputs for the interest rate swap and cap valuations are inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR and swap rates and credit risk at commonly quoted intervals). In response to the expected phase out of LIBOR, the Company continues to work with its counterparties to identify an alternative reference rate. Substantially all of the Company's debt agreements already include transition language, and the Company also adopted various practical expedients which will facilitate the transition.

The Company presents the fair value of derivative financial instruments on a gross basis on the consolidated balance sheet. At December 31, 2019, the Company had $0.3 million of interest rate contracts under derivative assets, which were not designated as hedging instruments. The Company has no non-designated hedging instruments as of June 30, 2020. Any amounts of cash collateral received or posted related to derivative instruments are included in Other Assets on the consolidated balance sheet and are presented in operating activities of the consolidated statements of cash flows. As of June 30, 2020, there was cash collateral of $38.9 million related to interest rate swap contracts.

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarizes our segment information and the consolidated totals reported (in thousands):

	Three Months Ended June 30,
	2020			2019
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$319,620	$1,777	$321,397	$337,897	$669	$338,566
Trading margin	—	2,020	2,020	—	4,496	4,496
Net gain on sale of leasing equipment	4,537	—	4,537	7,519	—	7,519
Depreciation and amortization expense	133,116	176	133,292	135,181	167	135,348
Interest and debt expense	66,483	391	66,874	81,883	377	82,260
Realized (gain) loss on derivative instruments, net	11	—	11	(667)	(2)	(669)
Income (loss) before income taxes(1)	74,843	2,433	77,276	92,294	3,669	95,963
Purchases of leasing equipment and investments in finance leases(2)	$157,382	$—	$157,382	$106,005	$—	$106,005

	Six Months Ended June 30,
	2020			2019
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$640,657	$2,208	$642,865	$677,967	$1,458	$679,425
Trading margin	—	3,953	3,953	—	8,083	8,083
Net gain on sale of leasing equipment	8,614	—	8,614	15,988	—	15,988
Depreciation and amortization expense	265,634	353	265,987	269,603	354	269,957
Interest and debt expense	135,182	694	135,876	165,057	723	165,780
Realized (gain) loss on derivative instruments, net	(223)	(1)	(224)	(1,369)	(4)	(1,373)
Income (loss) before income taxes(1)	156,360	3,826	160,186	190,760	6,850	197,610
Purchases of leasing equipment and investments in finance leases(2)	$219,788	$—	$219,788	$149,986	$—	$149,986

(1)
Segment income before income taxes excludes unrealized gains or losses on derivative instruments and debt termination expense. The Company recorded an immaterial unrealized gain on derivative instruments and an unrealized loss on derivative instruments of $0.3 million for the three and six months ended June 30, 2020, respectively, and $1.3 million and $2.3 million for the three and six months ended June 30, 2019, respectively. The Company recorded an immaterial amount for debt termination expense for the three and six months ended June 30, 2020 and $0.6 million for both the three and six months ended June 30, 2019.

(2)
Represents cash disbursements for purchases of leasing equipment and investments in finance lease as reflected in the consolidated statements of cash flows for the periods indicated, but excludes cash flows associated with the purchase of equipment held for resale.

	June 30, 2020			December 31, 2019
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Equipment held for sale	$106,035	$38,921	$144,956	$89,755	$24,749	$114,504
Goodwill	220,864	15,801	236,665	220,864	15,801	236,665
Total assets	$9,563,689	$118,065	$9,681,754	$9,596,263	$46,370	$9,642,633

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the geographic allocation of equipment leasing revenues for the three and six months ended June 30, 2020 and 2019 based on customers' primary domicile (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total equipment leasing revenues:
Asia	$117,574	$134,355	$238,380	$271,805
Europe	163,214	163,436	327,477	325,993
Americas	30,352	30,908	56,613	61,690
Bermuda	438	539	881	1,217
Other International	9,819	9,328	19,514	18,720
Total	$321,397	$338,566	$642,865	$679,425

Since the majority of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, all of the Company's long-lived assets are considered to be international.

The following table summarizes the geographic allocation of equipment trading revenues for the three and six months ended June 30, 2020 and 2019 based on the location of the sale (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total equipment trading revenues:
Asia	$3,154	$3,693	$4,686	$6,985
Europe	5,261	7,560	10,213	12,431
Americas	6,844	9,288	13,439	16,053
Bermuda	—	—	—	—
Other International	1,644	2,668	3,945	5,568
Total	$16,903	$23,209	$32,283	$41,037

Note 10—Commitments and Contingencies

Container Equipment Purchase Commitments

At June 30, 2020, the Company had commitments to purchase equipment in the amount of $45.9 million payable in 2020.

Contingencies

The Company is party to various pending or threatened legal or regulatory proceedings arising in the ordinary course of its business. Based upon information presently available, the Company does not expect any liabilities arising from these matters to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

Note 11—Income Taxes

The Company's effective tax rates were 8.7% and 8.5% for the three months ended June 30, 2020 and 2019, respectively, and 7.7% and 8.2% for the six months ended June 30, 2020 and 2019, respectively. The Company has computed the provision for income taxes based on the estimated annual effective tax rate and the application of discrete items, if any, in the applicable period.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Related Party Transactions

The Company holds a 50% interest in TriStar Container Services (Asia) Private Limited ("TriStar"), which is primarily engaged in the selling and leasing of container equipment in the domestic and short sea markets in India.  The Company's equity investment in TriStar is included in Other assets on the consolidated balance sheet. The Company received payments on direct finance leases with TriStar of $0.5 million and $0.9 million for the three and six months ended June 30, 2020, respectively, and $0.4 million and $0.9 million for the three and six months ended June 30, 2019, respectively. The Company has a direct finance lease balance with TriStar of $11.0 million and $10.7 million as of June 30, 2020 and December 31, 2019, respectively.

Note 13—Noncontrolling Interest

During 2019, the Company acquired all of the remaining third-party partnership interests in Triton Container Investments LLC for an aggregate of $103.0 million in cash.

Note 14—Subsequent Events

On July 21, 2020, the Company's Board of Directors approved and declared a quarterly cash dividend of $0.52 per share on its issued and outstanding common shares, payable on September 24, 2020 to holders of record at the close of business on September 10, 2020.

On July 21, 2020, the Company's Board of Directors also approved and declared a cash dividend on its issued and outstanding preferred shares, payable on September 15, 2020 to holders of record at the close of business on September 8, 2020 as follows:

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

Operations

Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of June 30, 2020, our total fleet consisted of 3.7 million containers and chassis, representing 6.1 million twenty-foot equivalent units ("TEU") or 6.9 million cost equivalent units ("CEU"). We have an extensive global presence, offering leasing services through 19 offices and 3 independent agencies located in 16 countries and approximately 425 third-party owned and operated depot facilities in 46 countries as of June 30, 2020. Our primary customers include the world's largest container shipping lines. For the six months ended June 30, 2020, our twenty largest customers accounted for 85% of our lease billings, our five largest customers accounted for 57% of our lease billings, and our two largest customers, CMA CGM S.A. and Mediterranean Shipping Company S.A., accounted for 21% and 15% of our lease billings, respectively.

The most important driver of profitability in our business is the extent to which leasing revenues, which are driven by our owned equipment fleet size, utilization and average lease rates, exceed our ownership and operating costs. Our profitability is also driven by the gains or losses we realize on the sale of used containers in the ordinary course of our business.

We lease five types of equipment: (1) dry containers, which are used for general cargo such as manufactured component parts, consumer staples, electronics and apparel, (2) refrigerated containers, which are used for perishable items such as fresh and frozen foods, (3) special containers, which are used for heavy and over-sized cargo such as marble slabs, building products and machinery, (4) tank containers, which are used to transport bulk liquid products such as chemicals, and (5) chassis, which are used for the transportation of containers on land. Our in-house equipment sales group manages the sale process for our used containers and chassis from our equipment leasing fleet and buys and sells used and new containers and chassis acquired from third parties.

The following tables summarize our equipment fleet as of June 30, 2020, December 31, 2019 and June 30, 2019 indicated in units, TEU and CEU.

	Equipment Fleet in Units			Equipment Fleet in TEU
	June 30, 2020	December 31, 2019	June 30, 2019	June 30, 2020	December 31, 2019	June 30, 2019
Dry	3,215,482	3,267,624	3,312,750	5,287,639	5,369,377	5,433,686
Refrigerated	227,018	225,520	228,353	438,380	435,148	440,340
Special	93,996	94,453	94,695	170,977	171,437	171,294
Tank	12,439	12,485	12,572	12,439	12,485	12,572
Chassis	24,133	24,515	24,856	44,524	45,154	45,765
Equipment leasing fleet	3,573,068	3,624,597	3,673,226	5,953,959	6,033,601	6,103,657
Equipment trading fleet	79,778	17,906	18,205	123,377	27,121	27,483
Total	3,652,846	3,642,503	3,691,431	6,077,336	6,060,722	6,131,140

	Equipment Fleet in CEU (1)
	June 30, 2020	December 31, 2019	June 30, 2019
Operating leases	6,478,561	6,434,434	6,499,909
Finance leases	317,159	423,638	438,986
Equipment trading fleet	120,654	37,232	41,966
Total	6,916,374	6,895,304	6,980,861

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

The following table summarizes the percentage of our equipment fleet in terms of units and CEU as of June 30, 2020:

Equipment Type	Percentage of total fleet in units	Percentage of total fleet in CEU
Dry	88.0%	67.3%
Refrigerated	6.2	24.3
Special	2.6	3.5
Tank	0.3	1.4
Chassis	0.7	1.8
Equipment leasing fleet	97.8	98.3
Equipment trading fleet	2.2	1.7
Total	100.0%	100.0%

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

The following table summarizes our lease portfolio by lease type, based on CEU on-hire as of June 30, 2020, December 31, 2019 and June 30, 2019:

Lease Portfolio	June 30, 2020	December 31, 2019	June 30, 2019
Long-term leases	71.5%	69.5%	67.2%
Finance leases	5.2	6.8	6.8
Service leases	7.7	7.8	8.8
Expired long-term leases (units on-hire)	15.6	15.9	17.2
Total	100.0%	100.0%	100.0%

As of June 30, 2020, December 31, 2019 and June 30, 2019, our long-term and finance leases combined had an average remaining contractual term of approximately 47 months, 48 months, and 49 months, respectively, assuming no leases are renewed.

COVID-19

The COVID-19 pandemic continues to have a meaningful impact on global trade and our business. The pandemic and related work, travel, and social restrictions have resulted in a sharp decrease in global economic and trade activity, and our customers estimate container volumes were down 15% or more during the second quarter. As a result, container leasing demand was weak during the first half of the year. We have seen increased leasing demand in July as COVID-related restrictions have eased in Europe and the United States, but it is too early to tell whether this rebound in leasing demand will be sustained.

We have been concerned that the sharp decrease in global container volumes this year would increase the financial challenges facing our customers and lead to increased credit risk. While we are not yet through the pandemic, container freight rates and the financial performance of our customers have generally held up better than anticipated. All the major shipping lines have taken aggressive action to reduce their deployed vessel capacity, decreasing their network expenses and mitigating rate pressure from reduced freight volumes. The large decrease in bunker fuel prices has also been very helpful to their financial performance. However, there is no certainty that our customers will continue to be able to manage through the challenges of the COVID-19 environment. We continue to closely monitor our customers' payment performance and expect our customer credit risk will remain elevated as long as economic and trade disruptions persist.

Operating Performance

Triton's financial performance during the second quarter of 2020 remained solid, despite the continuation of challenging market conditions as a result of the COVID-19 pandemic.

Fleet size. As of June 30, 2020, our revenue earning assets had a net book value of $8.8 billion and our fleet size was 6.9 million CEUs, which represent decreases of 5.0% and 0.9%, respectively, compared to June 30, 2019. The decrease in our fleet size was primarily due to limited procurement in 2019 and 2020. In 2019, global shipping activity was negatively impacted by the trade dispute between the United States and China, while in 2020, the global outbreak of COVID-19 has led to a significant decrease in global economic and trade activity. We have limited our new container procurement in response to the weak market conditions, and through July 22, 2020, we have invested $489.4 million in containers for delivery in 2020.

Utilization. Our utilization averaged 95.0% during the second quarter of 2020, down 2.2% from the second quarter of 2019 and down 0.4% from the first quarter of 2020. Our utilization decreased throughout 2019 due to limited trade growth, weak leasing demand and limited container pick-up activity, and after a period of stabilization at the end of the fourth quarter, our utilization decreased throughout the first half of 2020 due to the impacts of the COVID-19 pandemic. However, while dry container pick-up and lease transaction activity were limited in the first half of 2020, drop-off volumes were moderate and the decrease in our utilization has been gradual. The moderate pace of container drop-offs reflects the protections in our lease portfolio, low levels of new container production and operational challenges facing our customers that have slowed the global flow of containers. As of July 22, 2020, our utilization was 95.0%.

The following table summarizes the equipment fleet utilization for the periods indicated below:

	Quarter Ended
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Average Utilization(1)	95.0%	95.4%	95.8%	96.7%	97.2%
Ending Utilization(1)	94.8%	95.3%	95.4%	96.4%	97.1%

(1)	Utilization is computed by dividing our total units on lease (in CEU) by the total units in our fleet (in CEU) excluding new units not yet leased and off-hire units designated for sale.

Average lease rates. Average lease rates for our dry container product line decreased by 3.3% in the second quarter of 2020 compared to the second quarter of 2019 and 1.2% from the first quarter of 2020, primarily reflecting the impact of several large lease extensions completed during 2019 and the first half of 2020 at rates below our portfolio average. Market lease rates for new dry containers were low in 2019 due to low new container prices and weak leasing demand. New container prices have increased in 2020 as the container manufacturers have reduced shift capacity, and market lease rates for new dry containers at the end of the second quarter were slightly below the average lease rates in our portfolio.

Average lease rates for our refrigerated container product line decreased by 3.9% in the second quarter of 2020 compared to the second quarter of 2019. The cost of refrigerated containers has trended down over the last few years, which has led to lower market lease rates. In addition, we have been experiencing larger differences in lease rates for older refrigerated containers compared to rates on new equipment, and we expect our average lease rates for refrigerated containers will continue to gradually trend down.

The average lease rates for special containers remained flat in the second quarter of 2020 compared to the second quarter of 2019. Current market lease rates for special containers are below the average lease rates in our lease portfolio, but we experienced limited lease renewal and new lease activity in the first half of 2020.

Equipment disposals. Disposal volumes of our used dry containers were flat in the second quarter of 2020 compared to the second quarter of 2019 and increased 0.9% compared to the first quarter of 2020. Selling prices of our used dry containers decreased 7.1% in the second quarter of 2020 compared to the second quarter of 2019 and have remained relatively flat through the first half of 2020. Used container selling prices have been supported by the rebound in new container prices and the moderate level of container drop-offs to leasing companies. We continue to generate gains on used container disposals as our average used container selling prices currently are above our residual values.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, and borrowings under our credit facilities. Our principal uses of cash include capital expenditures, debt service requirements, paying dividends, and repurchasing our common shares.

For the trailing twelve months ended June 30, 2020, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment, was $1,189.4 million. In addition, as of June 30, 2020, we had $252.4 million of cash and cash equivalents and $1,171.5 million of maximum borrowing capacity under our current credit facilities. We continue to maintain an elevated cash balance to provide protection against the increased level of business and financial market risk and uncertainty caused by the COVID-19 pandemic.

As of June 30, 2020, our cash commitments in the next twelve months include $822.5 million of scheduled principal payments on our existing debt facilities and $92.5 million of committed but unpaid capital expenditures.

We believe that cash provided by operating activities, existing cash, proceeds from the sale of our leasing equipment, and availability under our borrowing facilities will be sufficient to meet our obligations over the next twelve months.

Share Repurchase Program

During the six months ended June 30, 2020, the Company repurchased a total of 3.4 million common shares at an average price per share of $28.19 for a total cost of $96.3 million under its Board authorized share repurchase program. As of July 22, 2020, the Company has purchased over 12.4 million shares, or 15.4% of our common shares since the commencement of the program in August 2018.

Preferred Share Offering

In January 2020, the Company completed a public offering of 6.875% Series D preference shares, selling 6,000,000 shares and generating $150.0 million of gross proceeds. The costs associated with the offering, inclusive of underwriting discount and other offering expenses, were $5.1 million.

The Company used the net proceeds from this offering for general corporate purposes, including the purchase of containers, the repurchase of outstanding common shares, the payment of dividends, and the repayment or repurchase of outstanding indebtedness.

For additional information on the Share Repurchase Program and the Preferred Share Offering, please refer to Note 5 - “Other Equity Matters” in the Notes to the Unaudited Consolidated Financial Statements.

Debt Agreements

At June 30, 2020, our outstanding indebtedness was comprised of the following (amounts in millions):

	June 30, 2020	Maximum Borrowing Level
Institutional notes	$1,733.7	$1,733.7
Asset-backed securitization term notes	2,527.6	2,527.6
Term loan facilities	1,144.9	1,144.9
Asset-backed securitization warehouse	470.0	800.0
Revolving credit facilities	718.5	1,560.0
Finance lease obligations	18.4	18.4
Total debt outstanding	6,613.1	7,784.6
Unamortized debt costs	(34.1)	—
Unamortized debt premiums & discounts	(3.5)	—
Unamortized fair value debt adjustment	(6.4)	—
Debt, net of unamortized costs	$6,569.1	$7,784.6

The maximum borrowing levels depicted in the table above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets. As of June 30, 2020, the availability under these credit facilities without adding additional container assets to the borrowing base was approximately $576.6 million.

As of June 30, 2020, we had a combined $5,412.4 million of total debt on facilities with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap contracts. This accounts for 82% of total debt.

Pursuant to the terms of certain debt agreements, we are required to maintain certain restricted cash accounts. As of June 30, 2020, we had restricted cash of $98.5 million.

For additional information on our debt, please refer to Note 7 - "Debt" in the Notes to the Unaudited Consolidated Financial Statements.

Debt Covenants

We are subject to certain financial covenants related to leverage, interest coverage and net worth as defined in our debt agreements. The debt agreements are the obligations of our subsidiaries and all related debt covenants are calculated at the subsidiary level. Failure to comply with these covenants could result in a default under the related credit agreements and the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors. As of June 30, 2020, we were in compliance with all such covenants. The table below reflects the key covenants for the Company that cover the majority of our debt agreements:

	TCIL		TAL
Financial Covenant	Covenant	Actual	Covenant	Actual
Fixed charge coverage ratio	Shall not be less than 1.25:1	2.62:1	Shall not be less than 1.10:1	1.97:1
Minimum net worth	Shall not be less than $855 million	$2,165.3 million	Shall not be less than $500 million	$906.0 million
Leverage ratio	Shall not exceed 4.0:1	1.91:1	Shall not exceed 4.75:1	2.13:1

Cash Flow

The following table sets forth certain cash flow information for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$416,569	$501,814
Net cash provided by (used in) investing activities	$(118,028)	$(43,513)
Net cash provided by (used in) financing activities	$(116,630)	$(457,455)

Operating Activities

Net cash provided by operating activities decreased by $85.2 million to $416.6 million in the six months ended June 30, 2020 compared to $501.8 million in the same period in 2019. The decrease is primarily due to reduced profitability and the timing of collections/payments on accounts receivable and accounts payable.

Investing Activities

Net cash used in investing activities was $118.0 million in the six months ended June 30, 2020 compared to $43.5 million in the same period in 2019, or a change of $74.5 million. The change was primarily due to a $69.8 million increase in payments for leasing equipment.

Financing Activities

Net cash used in financing activities decreased by $340.8 million to $116.6 million in the six months ended June 30, 2020, compared to $457.5 million in the same period in 2019. The decrease was primarily due to a decrease of $258.8 million in net repayments of debt and a $61.8 million decrease in share repurchases. This was partially offset by a decrease in proceeds from the issuance of preferred shares of $76.5 million. Additionally, we paid $103.0 million in the first half of 2019 for the purchase of noncontrolling interests that did not reoccur in 2020.

Results of Operations

The following table summarizes our comparative results of operations for the three months ended June 30, 2020 and 2019 (in thousands).

	Three Months Ended June 30,
	2020	2019	Variance
Leasing revenues:
Operating leases	$313,423	$328,370	$(14,947)
Finance leases	7,974	10,196	(2,222)
Total leasing revenues	321,397	338,566	(17,169)

Equipment trading revenues	16,903	23,209	(6,306)
Equipment trading expenses	(14,883)	(18,713)	3,830
Trading margin	2,020	4,496	(2,476)

Net gain on sale of leasing equipment	4,537	7,519	(2,982)

Operating expenses:
Depreciation and amortization	133,292	135,348	(2,056)
Direct operating expenses	29,619	18,097	11,522
Administrative expenses	20,472	19,988	484
Provision (reversal) for doubtful accounts	374	521	(147)
Total operating expenses	183,757	173,954	9,803
Operating income (loss)	144,197	176,627	(32,430)
Other expenses:
Interest and debt expense	66,874	82,260	(15,386)
Realized (gain) loss on derivative instruments, net	11	(669)	680
Unrealized (gain) loss on derivative instruments, net	(11)	1,267	(1,278)
Debt termination expense	—	558	(558)
Other (income) expense, net	36	(927)	963
Total other expenses	66,910	82,489	(15,579)
Income (loss) before income taxes	77,287	94,138	(16,851)
Income tax expense (benefit)	6,699	8,042	(1,343)
Net income (loss)	$70,588	$86,096	$(15,508)
Less: dividend on preferred shares	10,513	2,025	8,488
Net income (loss) attributable to common shareholders	$60,075	$84,071	$(23,996)

Comparison of the three months ended June 30, 2020 and 2019

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

	Three Months Ended June 30,
	2020	2019	Variance
Leasing revenues:
Operating leases
Per diem revenues	$294,748	$312,042	$(17,294)
Fee and ancillary revenues	18,675	16,328	2,347
Total operating lease revenues	313,423	328,370	(14,947)
Finance leases	7,974	10,196	(2,222)
Total leasing revenues	$321,397	$338,566	$(17,169)

Total leasing revenues were $321.4 million, net of lease intangible amortization of $5.7 million, for the three months ended June 30, 2020, compared to $338.6 million, net of lease intangible amortization of $10.0 million, in the same period in 2019, a decrease of $17.2 million.

Per diem revenues were $294.7 million for the three months ended June 30, 2020 compared to $312.0 million in the same period in 2019, a decrease of $17.3 million. The primary reasons for this decrease are as follows:

•	$16.0 million decrease due to a decrease in average units on-hire; and

•	$9.0 million decrease due to a decrease in average per diem rates reflecting the impact of several large lease extension transactions at rates below our portfolio average; partially offset by

•	$4.3 million increase due to a decrease in lease intangible amortization; and

•
$3.4 million increase due to the reclassification of certain contracts from finance leases to operating leases in the first quarter of 2020 as a result of the renegotiation of the contracts and the elimination of purchase options.

Fee and ancillary lease revenues were $18.7 million for the three months ended June 30, 2020 compared to $16.3 million in the same period in 2019, an increase of $2.4 million. The increase was primarily due to higher pick-up and drop-off activity.

Finance lease revenues were $8.0 million for the three months ended June 30, 2020 compared to $10.2 million in the same period in 2019, a decrease of $2.2 million. The decrease was due to the reclassification of certain finance leases to operating leases in the first quarter of 2020 as a result of the renegotiation of certain contracts and the runoff of the existing portfolio.

Trading margin.    Trading margin was $2.0 million for the three months ended June 30, 2020 compared to $4.5 million in the same period in 2019, a decrease of $2.5 million. The decrease was due to a decrease in per unit margins as a result of a decrease in selling prices and a decrease in sales volume.

Net gain on sale of leasing equipment.    Gain on sale of equipment was $4.5 million for the three months ended June 30, 2020 compared to $7.5 million in the same period in 2019, a decrease of $3.0 million. The decrease was primarily due to a 7.1% decrease in average used dry container selling prices.

Depreciation and amortization.    Depreciation and amortization was $133.3 million for the three months ended June 30, 2020 compared to $135.3 million in the same period in 2019, a decrease of $2.0 million. The primary reasons for the decrease are as follows:

•	$3.5 million decrease due to a net decrease in the size of the depreciable fleet; partially offset by

•
$1.9 million increase due to the reclassification of certain contracts from finance leases to operating leases in the first quarter of 2020 as a result of the renegotiation of the contracts and the elimination of purchase options.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment from locations with weak leasing demand. Direct operating expenses were $29.6 million for the three months ended June 30, 2020 compared to $18.1 million in the same period in 2019, an increase of $11.5 million. The primary reasons for the increase are as follows:

•	$6.3 million increase in storage expense due to an increase in idle units;

•	$2.3 million increase in repair expense due to an increase in the volume of redeliveries; and

•	$2.3 million increase in positioning expense due to customer pick-up requirements from specific locations.

Administrative expenses.    Administrative expenses were $20.5 million for the three months ended June 30, 2020 compared to $20.0 million in the same period in 2019, an increase of $0.5 million. The primary reasons for the increase are as follows:

•	$1.1 million increase in professional fees; and

•	$0.6 million increase in stock compensation expense; offset by

•	$0.8 million decrease in travel expense due to travel restrictions caused by the COVID-19 pandemic.

Provision (reversal) for doubtful accounts.    Provision for doubtful accounts was $0.4 million for the three months ended June 30, 2020 compared to $0.5 million in the same period in 2019, a decrease of $0.1 million. This decrease is primarily due to lower reserves against customer receivables.

Interest and debt expense.    Interest and debt expense was $66.9 million for the three months ended June 30, 2020, compared to $82.3 million in the same period in 2019, a decrease of $15.4 million. The primary reasons for the decrease are as follows:

•	$8.0 million decrease due to a decrease in the average effective interest rate to 3.92% from 4.39%; and

•	$7.4 million decrease due to a decrease in the average debt balance of $665.3 million

Realized (gain) loss on derivative instruments, net.     There was an immaterial realized gain on derivative instruments, net for the three months ended June 30, 2020, compared to $0.7 million for the same period in 2019. The decrease is primarily due to the expirations of certain interest rate swap contracts.

Unrealized (gain) loss on derivative instruments. There was an immaterial unrealized loss on derivative instruments, net for the three months ended June 30, 2020 compared to $1.3 million in the same period in 2019. The decrease is primarily due to the expirations and amortization of the underlying swap notional amounts.

Income taxes. Income tax expense was $6.7 million for the three months ended June 30, 2020 compared to $8.0 million in the same period in 2019, a decrease in income tax expense of $1.3 million. The decrease in income tax expense was primarily the result of a decrease in pre-tax income in the three months ended June 30, 2020. Additionally, the Company recorded tax expenses related to uncertain tax positions in the prior period that did not reoccur in 2020.

Results of Operations

The following table summarizes our comparative results of operations for the six months ended June 30, 2020 and 2019 (in thousands).

	Six Months Ended June 30,
	2020	2019	Variance
Leasing revenues:
Operating leases	$626,227	$658,792	$(32,565)
Finance leases	16,638	20,633	(3,995)
Total leasing revenues	642,865	679,425	(36,560)

Equipment trading revenues	32,283	41,037	(8,754)
Equipment trading expenses	(28,330)	(32,954)	4,624
Trading margin	3,953	8,083	(4,130)

Net gain on sale of leasing equipment	8,614	15,988	(7,374)

Operating expenses:
Depreciation and amortization	265,987	269,957	(3,970)
Direct operating expenses	52,867	34,899	17,968
Administrative expenses	39,697	38,175	1,522
Provision (reversal) for doubtful accounts	4,653	379	4,274
Total operating expenses	363,204	343,410	19,794
Operating income (loss)	292,228	360,086	(67,858)
Other expenses:
Interest and debt expense	135,876	165,780	(29,904)
Realized (gain) loss on derivative instruments, net	(224)	(1,373)	1,149
Unrealized (gain) loss on derivative instruments, net	286	2,253	(1,967)
Debt termination expense	31	558	(527)
Other (income) expense, net	(3,610)	(1,931)	(1,679)
Total other expenses	132,359	165,287	(32,928)
Income (loss) before income taxes	159,869	194,799	(34,930)
Income tax expense (benefit)	12,245	15,892	(3,647)
Net income (loss)	$147,624	$178,907	$(31,283)
Less: income (loss) attributable to noncontrolling interest	—	592	(592)
Less: dividend on preferred shares	20,338	2,330	18,008
Net income (loss) attributable to common shareholders	$127,286	$175,985	$(48,699)

Comparison of the six months ended June 30, 2020 and 2019

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

	Six Months Ended June 30,
	2020	2019	Variance
Leasing revenues:
Operating leases
Per diem revenues	$593,234	$627,394	$(34,160)
Fee and ancillary revenues	32,993	31,398	1,595
Total operating lease revenues	626,227	658,792	(32,565)
Finance leases	16,638	20,633	(3,995)
Total leasing revenues	$642,865	$679,425	$(36,560)

Total leasing revenues were $642.9 million, net of lease intangible amortization of $11.9 million, for the six months ended June 30, 2020, compared to $679.4 million, net of lease intangible amortization of $20.7 million, in the same period in 2019, a decrease of $36.5 million.

Per diem revenues were $593.2 million for the six months ended June 30, 2020 compared to $627.4 million in the same period in 2019, a decrease of $34.2 million. The primary reasons for this decrease are as follows:

•	$30.4 million decrease due to a decrease in average units on-hire; and

•	$18.2 million decrease due to a decrease in average per diem rates reflecting the impact of several large lease extension transactions at rates below our portfolio average; partially offset by

•	$8.8 million increase due to a decrease in lease intangible amortization; and

•
$5.6 million increase due to the reclassification of certain contracts from finance leases to operating leases in the first quarter of 2020 as a result of the renegotiation of the contracts and the elimination of purchase options.

Fee and ancillary lease revenues were $33.0 million for the six months ended June 30, 2020 compared to $31.4 million in the same period in 2019, an increase of $1.6 million. The increase was primarily due to higher pick-up and drop-off activity.

Finance lease revenues were $16.6 million for the six months ended June 30, 2020 compared to $20.6 million in the same period in 2019, a decrease of $4.0 million. The decrease was due to the reclassification of certain finance leases to operating leases in the first quarter of 2020 as a result of the renegotiation of certain contracts and the runoff of the existing portfolio.

Trading margin.    Trading margin was $4.0 million for the six months ended June 30, 2020 compared to $8.1 million in the same period in 2019, a decrease of $4.1 million. The decrease was due to decrease in per unit margins as a result of a decrease in selling prices and a decrease in sales volume.

Net gain (loss) on sale of leasing equipment.    Gain on sale of equipment was $8.6 million for the six months ended June 30, 2020 compared to $16.0 million in the same period in 2019, a decrease of $7.4 million. The primary reasons for the decrease are as follows:

•	$6.0 million decrease due to an 8.6% decrease in average used dry container selling prices, partially offset by a 9.8% increase in selling volumes; and

•	$1.5 million decrease due to a gain recognized in the first quarter of 2019 related to units declared lost by a customer which did not reoccur in 2020.

Depreciation and amortization.    Depreciation and amortization was $266.0 million for the six months ended June 30, 2020 compared to $270.0 million in the same period in 2019, a decrease of $4.0 million. The primary reasons for the decrease are as follows:

•	$6.3 million decrease due to a net decrease in the size of the depreciable fleet; and

•	$1.0 million decrease due to fully depreciated administrative assets; partially offset by

•
$3.2 million increase due to the reclassification of certain contracts from finance leases to operating leases in the first quarter of 2020 as a result of the renegotiation of the contracts and the elimination of purchase options.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment from locations with weak leasing demand. Direct operating expenses were $52.9 million for the six months ended June 30, 2020 compared to $34.9 million in the same period in 2019, an increase of $18.0 million. The primary reasons for the increase are as follows:

•	$12.3 million increase in storage expense due to an increase in idle units;

•	$2.5 million increase in positioning expense due to customer pick-up requirements from specific locations; and

•	$2.2 million increase in repair expense due to an increase in the volume of redeliveries.

Administrative expenses.    Administrative expenses were $39.7 million for the six months ended June 30, 2020 compared to $38.2 million in the same period in 2019, an increase of $1.5 million. The primary reasons for this increase are as follows:

•	$1.5 million increase due to an increase in professional fees; and

•	$1.5 million increase due to an increase in payroll and benefit expenses; offset by

•	$1.1 million decrease due to a decrease in travel expenses due to travel restrictions caused by the COVID-19 pandemic.

Provision (reversal) for doubtful accounts.    Provision for doubtful accounts was $4.7 million for the six months ended June 30, 2020 compared to $0.4 million in the same period in 2019, an increase of $4.3 million. The increase is primarily due to reserves against the receivables from one of our mid-sized customers where we have been experiencing extended payment delays.

Interest and debt expense.    Interest and debt expense was $135.9 million for the six months ended June 30, 2020, compared to $165.8 million in the same period in 2019, a decrease of $29.9 million. The primary reasons for the decrease are as follows:

•	$18.5 million decrease due to a decrease in the average debt balance of $828.0 million; and

•	$12.3 million decrease due to a decrease in the average effective interest rate to 4.05% from 4.42%.

Realized (gain) loss on derivative instruments, net.     Realized gain on derivative instruments, net was $0.2 million for the six months ended June 30, 2020, compared to $1.4 million in the same period in 2019, a decrease of $1.2 million. The decrease is primarily due to a decrease in the average one-month LIBOR rate and the reduction of the underlying derivative notional amounts due to expirations of certain interest rate swap contracts.

Unrealized loss (gain) on derivative instruments. Unrealized loss on derivative instruments, net was $0.3 million for the six months ended June 30, 2020 compared to $2.3 million in the same period in 2019. The decrease is primarily due to the expiration of the underlying swap notional amounts during the six months ended June 30, 2020.

Income taxes. Income tax expense was $12.2 million for the six months ended June 30, 2020 compared to $15.9 million in the same period in 2019, a decrease in income tax expense of $3.7 million. The decrease in income tax expense was primarily the result of a decrease in pre-tax income in the six months ended June 30, 2020. Additionally, the Company recorded tax expenses related to uncertain tax positions in the prior period that did not reoccur in 2020.

Income attributable to noncontrolling interests. There was no income attributable to noncontrolling interests for the six months ended June 30, 2020 compared to $0.6 million in the same period in 2019. All third-party partnership interests in Triton Container Investments LLC were acquired during the first half of 2019.

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

The following table summarizes our contractual obligations and commercial commitments as of June 30, 2020:

	Contractual Obligations by Period
Contractual Obligations:	Total	Remaining 2020	2021	2022	2023	2024	2025 and thereafter
	(dollars in millions)
Principal debt obligations	$6,594.7	$349.0	$827.1	$1,061.6	$1,648.1	$1,370.6	$1,338.3
Interest on debt obligations(1)	890.6	118.2	213.0	181.7	144.8	92.9	140.0
Finance lease obligations(2)	20.6	1.5	3.1	3.1	3.1	9.8	—
Operating leases (mainly facilities)	8.5	1.6	3.0	2.4	1.4	0.1	—
Purchase obligations:
Equipment purchases payable	46.6	46.6	—	—	—	—	—
Equipment purchase commitments	45.9	45.9	—	—	—	—	—
Total contractual obligations	$7,606.9	$562.8	$1,046.2	$1,248.8	$1,797.4	$1,473.4	$1,478.3

(1)	Amounts include actual interest for fixed debt, estimated interest for floating-rate debt and interest rate swaps which are in a payable position based on June 30, 2020 rates.

(2)	Amounts include interest.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

As of June 30, 2020, we had derivative agreements in place to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Derivatives	Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Cap Rate	Weighted Average Remaining Term
Interest Rate Swap(1)	$1,823.0 Million	2.00%	n/a	5.3 years
Interest Rate Cap	$200.0 Million	n/a	5.5%	1.5 years

(1)	The impact of forward starting swaps with total notional amount of $350.0 million will increase the weighted average remaining term to 6.3 years.

Our derivative agreements are designated as cash flow hedges for accounting purposes. Any unrealized gains or losses related to the changes in fair value are recognized in accumulated other comprehensive income and reclassified to interest and debt expense as they are realized. As of June 30, 2020, we do not have any non-designated derivatives. Previously, a portion of our swap portfolio was not designated and changes in the fair value of non-designated derivative agreements were recognized in the consolidated statements of operations as unrealized (gain) loss on derivative instruments, net and reclassified to realized (gain) loss on derivative instruments, net as they were realized.

Approximately 82% of our debt is either fixed or hedged using derivative instruments which helps mitigate the impact of changes in short-term interest rates. However, a 100 basis point increase in the interest rates on our unhedged debt (primarily LIBOR) would result in an increase of approximately $11.8 million in interest expense over the next 12 months.

Foreign currency exchange rate risk

Although we have significant foreign-based operations, the majority of our revenues and our operating expenses are denominated in U.S. dollars. However, we pay our non-U.S. employees in local currencies and certain operating expenses are denominated in foreign currencies. Net foreign currency exchange gains and losses were immaterial for the three and six months ended June 30, 2020 and 2019.

ITEM 4.    CONTROLS AND PROCEDURES.

Our senior management has evaluated the effectiveness and design of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e)), as of June 30, 2020. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded, as of June 30, 2020, that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three and six months ended June 30, 2020, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Share Repurchase Program

The following table provides certain information with respect to the Company's purchases of its common shares during the three months ended June 30, 2020:

	Issuer Purchases of Common Shares(1)
Period	Total number of shares purchased(2)	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)
April 1, 2020 through April 30, 2020	1,057,956	$28.16	$193,095
May 1, 2020 through May 31, 2020	568,373	$29.06	$176,569
June 1, 2020 through June 30, 2020	424,595	$29.57	$164,007
Total	2,050,924	$28.70	$164,007

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

TRITON INTERNATIONAL LIMITED

July 24, 2020	By:	/s/ JOHN BURNS
John Burns
Chief Financial Officer