Form 10-Q
period 2020-09-30
Triton International Ltd
filed 2020-10-23
CIK 1660734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 16, 2020, there were 68,607,126 common shares at $0.01 par value per share of the registrant outstanding.

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

ITEM 1.    FINANCIAL STATEMENTS

TRITON INTERNATIONAL LIMITED
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS:
Leasing equipment, net of accumulated depreciation of $3,247,980 and $2,933,886	$8,323,667	$8,392,547
Net investment in finance leases	296,763	413,342
Equipment held for sale	104,923	114,504
Revenue earning assets	8,725,353	8,920,393
Cash and cash equivalents	173,257	62,295
Restricted cash	163,486	106,677
Accounts receivable, net of allowances of $2,155 and $1,276	214,978	210,697
Goodwill	236,665	236,665
Lease intangibles, net of accumulated amortization of $259,565 and $242,301	38,892	56,156
Other assets	72,044	38,902
Fair value of derivative instruments	—	10,848
Total assets	$9,624,675	$9,642,633
LIABILITIES AND SHAREHOLDERS' EQUITY:
Equipment purchases payable	$96,798	$24,685
Fair value of derivative instruments	154,603	36,087
Accounts payable and other accrued expenses	105,631	116,782
Net deferred income tax liability	319,320	301,317
Debt, net of unamortized costs of $41,741 and $39,781	6,429,434	6,631,525
Total liabilities	7,105,786	7,110,396
Shareholders' equity:
Preferred shares, $0.01 par value, at liquidation preference	555,000	405,000
Common shares, $0.01 par value, 270,000,000 shares authorized, 81,151,723 and 80,979,833 shares issued, respectively	812	810
Undesignated shares, $0.01 par value, 7,800,000 and 13,800,000 shares authorized, respectively, no shares issued and outstanding	—	—
Treasury shares, at cost, 12,544,597 and 8,771,345 shares, respectively	(385,696)	(278,510)
Additional paid-in capital	903,346	902,725
Accumulated earnings	1,597,928	1,533,845
Accumulated other comprehensive income (loss)	(152,501)	(31,633)
Total shareholders' equity	2,518,889	2,532,237
Total liabilities and shareholders' equity	$9,624,675	$9,642,633
The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Leasing revenues:
Operating leases	$320,352	$326,800	$946,579	$985,592
Finance leases	7,405	9,868	24,043	30,501
Total leasing revenues	327,757	336,668	970,622	1,016,093

Equipment trading revenues	26,094	25,796	58,377	66,833
Equipment trading expenses	(22,225)	(21,646)	(50,555)	(54,600)
Trading margin	3,869	4,150	7,822	12,233

Net gain on sale of leasing equipment	10,737	6,196	19,351	22,184

Operating expenses:
Depreciation and amortization	136,248	133,367	402,235	403,324
Direct operating expenses	25,992	20,457	78,859	55,356
Administrative expenses	21,395	18,496	61,092	56,671
Provision (reversal) for doubtful accounts	(45)	126	4,608	505
Total operating expenses	183,590	172,446	546,794	515,856
Operating income (loss)	158,773	174,568	451,001	534,654
Other expenses:
Interest and debt expense	62,776	77,401	198,652	243,181
Realized (gain) loss on derivative instruments, net	—	(539)	(224)	(1,912)
Unrealized (gain) loss on derivative instruments, net	—	504	286	2,757
Debt termination expense	24,345	1,870	24,376	2,428
Other (income) expense, net	(631)	(116)	(4,241)	(2,047)
Total other expenses	86,490	79,120	218,849	244,407
Income (loss) before income taxes	72,283	95,448	232,152	290,247
Income tax expense (benefit)	15,825	4,845	28,070	20,737
Net income (loss)	$56,458	$90,603	$204,082	$269,510
Less: income (loss) attributable to noncontrolling interest	—	—	—	592
Less: dividend on preferred shares	10,512	4,708	30,850	7,038
Net income (loss) attributable to common shareholders	$45,946	$85,895	$173,232	$261,880
Net income per common share—Basic	$0.67	$1.18	$2.49	$3.49
Net income per common share—Diluted	$0.67	$1.17	$2.48	$3.47
Cash dividends paid per common share	$0.52	$0.52	$1.56	$1.56
Weighted average number of common shares outstanding—Basic	68,223	72,689	69,693	74,984
Dilutive restricted shares	359	560	289	573
Weighted average number of common shares outstanding—Diluted	68,582	73,249	69,982	75,557

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$56,458	$90,603	$204,082	$269,510
Other comprehensive income (loss), net of tax:
Change in derivative instruments designated as cash flow hedges	969	(20,784)	(135,283)	(66,624)
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges	7,351	(1,020)	14,616	(4,485)
Cumulative effect for the adoption of ASU 2017-12, net of income tax effect	—	—	—	432
Foreign currency translation adjustment	176	(139)	(201)	(271)
Other comprehensive income (loss), net of tax	8,496	(21,943)	(120,868)	(70,948)
Comprehensive income	64,954	68,660	83,214	198,562
Less:
Other comprehensive income attributable to noncontrolling interest	$—	$—	$—	$592
Dividend on preferred shares	10,512	4,708	30,850	7,038
Comprehensive income attributable to common shareholders	$54,442	$63,952	$52,364	$190,932

Tax (benefit) provision on change in derivative instruments designated as cash flow hedges	$(117)	$(2,146)	$(11,103)	$(8,103)
Tax (benefit) provision on reclassification of (gain) loss on derivative instruments designated as cash flow hedges	$483	$(510)	$666	$(1,707)
Tax (benefit) provision on cumulative effect for the adoption of ASU 2017-12	$—	$—	$—	$277

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)
(Unaudited)

	Preferred Shares		Common Shares		Treasury Shares		Add'l Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Non controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	16,200,000	$405,000	80,979,833	$810	8,771,345	$(278,510)	$902,725	$1,533,845	$(31,633)	$—	$2,532,237
Issuance of preferred shares, net of offering expenses	6,000,000	150,000	—	—	—	—	(5,171)	—	—	—	144,829
Share-based compensation	—	—	184,644	2	—	—	1,603	—	—	—	1,605
Treasury shares acquired	—	—	—	—	1,365,620	(37,488)	—	—	—	—	(37,488)
Share repurchase to settle shareholder tax obligations	—	—	(53,609)	(1)	—	—	(2,155)	—	—	—	(2,156)
Net income (loss)	—	—	—	—	—	—	—	77,036	—	—	77,036
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(118,991)	—	(118,991)
Common shares dividend declared	—	—	—	—	—	—	—	(37,427)	—	—	(37,427)
Preferred shares dividend declared	—	—	—	—	—	—	—	(9,395)	—	—	(9,395)
Balance as of March 31, 2020	22,200,000	$555,000	81,110,868	$811	10,136,965	$(315,998)	$897,002	$1,564,059	$(150,624)	$—	$2,550,250
Issuance of preferred shares, net of offering expenses	—	—	—	—	—	—	31	—	—	—	31
Share-based compensation	—	—	38,592	—	—	—	4,256	—	—	—	4,256
Treasury shares acquired	—	—	—	—	2,050,924	(58,906)	—	—	—	—	(58,906)
Net income (loss)	—	—	—	—	—	—	—	70,588	—	—	70,588
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(10,373)	—	(10,373)
Common shares dividend declared	—	—	—	—	—	—	—	(36,383)	—	—	(36,383)
Preferred shares dividend declared	—	—	—	—	—	—	—	(10,513)	—	—	(10,513)
Balance as of June 30, 2020	22,200,000	$555,000	81,149,460	$811	12,187,889	$(374,904)	$901,289	$1,587,751	$(160,997)	$—	$2,508,950
Issuance of preferred shares, net of offering expenses	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	2,263	1	—	—	2,057	—	—	—	2,058
Treasury shares acquired	—	—	—	—	356,708	(10,792)	—	—	—	—	(10,792)
Net income (loss)	—	—	—	—	—	—	—	56,458	—	—	56,458
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	8,496	—	8,496
Common shares dividend declared	—	—	—	—	—	—	—	(35,769)	—	—	(35,769)
Preferred shares dividend declared	—	—	—	—	—	—	—	(10,512)	—	—	(10,512)
Balance as of September 30, 2020	22,200,000	$555,000	81,151,723	$812	12,544,597	$(385,696)	$903,346	$1,597,928	$(152,501)	$—	$2,518,889

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)
(Unaudited)

`	Preferred Shares		Common Shares		Treasury Shares		Add'l Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Non controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	—	$—	80,843,472	$809	1,853,148	$(58,114)	$896,811	$1,349,627	$14,563	$121,513	$2,325,209
Issuance of preferred shares, net of offering expenses	3,450,000	86,250	—	—	—	—	(3,192)	—	—	—	83,058
Share-based compensation	—	—	170,231	2	—	—	1,816	—	—	—	1,818
Treasury shares acquired	—	—	—	—	2,636,534	(83,293)	—	—	—	—	(83,293)
Share repurchase to settle shareholder tax obligations	—	—	(31,506)	—	—	—	(978)	—	—	—	(978)
Net income (loss)	—	—	—	—	—	—	—	92,219	—	592	92,811
Other comprehensive income (loss)	—	—	—	—	—	—	—	(432)	(15,597)	—	(16,029)
Purchase of noncontrolling interests	—	—	—	—	—	—	11,707	—	—	(82,707)	(71,000)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(2,078)	(2,078)
Common shares dividend declared	—	—	—	—	—	—	—	(40,923)	—	—	(40,923)
Balance as of March 31, 2019	3,450,000	$86,250	80,982,197	$811	4,489,682	$(141,407)	$906,164	$1,400,491	$(1,034)	$37,320	$2,288,595
Issuance of preferred shares, net of offering expenses	5,750,000	143,750	—	—	—	—	(5,018)	—	—	—	138,732
Share-based compensation	—	—	41,535	—	—	—	3,653	—	—	—	3,653
Treasury shares acquired	—	—	—	—	2,347,826	(73,942)	—	—	—	—	(73,942)
Net income (loss)	—	—	—	—	—	—	—	86,096	—	—	86,096
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(33,408)	—	(33,408)
Purchase of noncontrolling interests	—	—	—	—	—	—	5,143	—	—	(37,320)	(32,177)
Common shares dividend declared	—	—	—	—	—	—	—	(39,108)	—	—	(39,108)
Preferred shares dividend declared	—	—	—	—	—	—	—	(1,833)	—	—	(1,833)
Balance as of June 30, 2019	9,200,000	$230,000	81,023,732	$811	6,837,508	$(215,349)	$909,942	$1,445,646	$(34,442)	$—	$2,336,608
Share-based compensation	—	—	92,997	1	—	—	1,766	—	—	—	1,767
Treasury shares acquired	—	—	—	—	1,604,803	(51,884)	—	—	—	—	(51,884)
Share repurchase to settle shareholder tax obligations	—	—	(143,390)	(2)	—	—	(4,686)	—	—	—	(4,688)
Net income (loss)	—	—	—	—	—	—	—	90,603	—	—	90,603
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(21,943)	—	(21,943)
Common shares dividend declared	—	—	—	—	—	—	—	(38,064)	—	—	(38,064)
Preferred shares dividend declared	—	—	—	—	—	—	—	(4,420)	—	—	(4,420)
Balance as of September 30, 2019	$9,200	$230,000	$80,973,339	$810	$8,442,311	$(267,233)	$907,022	$1,493,765	$(56,385)	$—	$2,307,979
The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$204,082	$269,510
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	402,235	403,324
Amortization of deferred debt cost and other debt related amortization	10,789	9,718
Lease related amortization	18,358	32,317
Share-based compensation expense	7,919	7,238
Net (gain) loss on sale of leasing equipment	(19,351)	(22,184)
Unrealized (gain) loss on derivative instruments	286	2,757
Debt termination expense	24,376	2,428
Deferred income taxes	28,441	18,885
Changes in operating assets and liabilities:
Accounts receivable	(7,325)	22,006
Accounts payable and other accrued expenses	(8,832)	(7,202)
Net equipment sold (purchased) for resale activity	5,185	(1,798)
Cash collections on finance lease receivables, net of income earned	60,913	53,706
Other assets	(44,735)	(11,198)
Net cash provided by (used in) operating activities	682,341	779,507
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(354,425)	(160,518)
Proceeds from sale of equipment, net of selling costs	182,819	163,033
Other	(183)	(245)
Net cash provided by (used in) investing activities	(171,789)	2,270
Cash flows from financing activities:
Issuance of preferred shares, net of underwriting discount	145,275	221,790
Purchases of treasury shares	(107,186)	(209,592)
Redemption of common shares for withholding taxes	(2,156)	(5,666)
Debt issuance costs	(22,588)	(8,709)
Borrowings under debt facilities	3,297,445	1,417,200
Payments under debt facilities and finance lease obligations	(3,514,140)	(1,970,334)
Dividends paid on preferred shares	(30,420)	(6,253)
Dividends paid on common shares	(108,421)	(116,519)
Distributions to noncontrolling interests	—	(2,078)
Purchase of noncontrolling interests	—	(103,039)
Other	(590)	—
Net cash provided by (used in) financing activities	(342,781)	(783,200)
Net increase (decrease) in cash, cash equivalents and restricted cash	$167,771	$(1,423)
Cash, cash equivalents and restricted cash, beginning of period	168,972	159,539
Cash, cash equivalents and restricted cash, end of period	$336,743	$158,116
Supplemental disclosures:
Interest paid	$181,576	$224,033
Income taxes paid (refunded)	$440	$2,504
Right-of-use asset for leased property	$196	$7,206
Supplemental non-cash investing activities:
Equipment purchases payable	$96,798	$34,922
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

The interim consolidated balance sheet as of September 30, 2020; the consolidated statements of operations, the consolidated statements of comprehensive income, and the consolidated statements of shareholders' equity for the three and nine months ended September 30, 2020 and 2019, and the consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 are unaudited. The consolidated balance sheet as of December 31, 2019, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. The unaudited interim financial statements have been prepared on a basis consistent with the Company's annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company's financial position, results of operations, comprehensive income, shareholders' equity, and cash flows for the periods presented. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The consolidated results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2020 or for any other future annual or interim period.

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

Concentration of Credit Risk

The Company's equipment leases and trade receivables subject it to potential credit risk. The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis. The Company's two largest customers, CMA CGM S.A. and Mediterranean Shipping Company S.A., accounted for 21% and 15%, respectively, of the Company's lease billings during the nine months ended September 30, 2020.

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	September 30, 2020	December 31, 2019
Equipment held for sale	$9,408	$11,797

An impairment charge is recorded when the carrying value of the asset exceeds its fair value less cost to sell. The following table summarizes the Company's net impairment charges recorded in net gains or losses on sale of leasing equipment held for sale on the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Impairment (loss) reversal on equipment held for sale	$(766)	$(1,364)	$(3,309)	$(4,095)
Gain (loss) on sale of equipment, net of selling costs	11,503	7,560	22,660	26,279
Net gain on sale of leasing equipment	$10,737	$6,196	$19,351	$22,184

Note 3—Intangible Assets

Intangible assets consist of lease intangibles for leases acquired with lease rates above market at the time of acquisition. The following table summarizes the amortization of intangible assets as of September 30, 2020 (in thousands):

Years ending December 31,	Total Intangible Assets
2020	$5,227
2021	$16,549
2022	$10,497
2023	$4,657
2024	$1,962
2025 and thereafter	$—
Total	$38,892

Amortization expense related to intangible assets was $5.4 million and $17.3 million for the three and nine months ended September 30, 2020, respectively, and $8.8 million and $30.2 million for the three and nine months ended September 30, 2019, respectively.

Note 4—Share-Based Compensation

The Company recognizes share-based compensation expense for share-based payment transactions based on the grant date fair value. The expense is recognized over the employee's requisite service period, which is generally the vesting period of the equity award. The Company recognized share-based compensation expense in administrative expenses of $2.1 million and $7.9 million for the three and nine months ended September 30, 2020, respectively, and $1.8 million and $7.2 million for the three and nine months ended September 30, 2019, respectively. Share-based compensation expense includes charges for performance-based shares that are deemed probable to vest.

As of September 30, 2020, the total unrecognized compensation expense related to non-vested restricted shares was approximately $9.8 million, which is expected to be recognized on a monthly basis through 2023.

During the nine months ended September 30, 2020, the Company issued 185,820 restricted shares, and canceled 53,609 vested shares to settle payroll taxes on behalf of employees. Additional shares may be accrued and issued based upon the

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company's performance measured against selected peers. The Company also issued 41,235 shares to non-employee directors at fair value that vested immediately.

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

During the nine months ended September 30, 2020, the Company repurchased a total of 3,773,252 common shares at an average price per-share of $28.39 for a total of $107.2 million. As of September 30, 2020, $153.2 million remains available under the common share repurchase program.

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

The Company paid the following quarterly dividends during the nine months ended September 30, 2020 and 2019 on its issued and outstanding Series (in millions except for per-share amounts):

		Series A		Series B		Series C		Series D
Record Date	Payment Date	Aggregate Payment	Per Share Payment	Aggregate Payment	Per Share Payment	Aggregate Payment	Per Share Payment	Aggregate Payment	Per Share Payment
September 8, 2020	September 15, 2020	$1.8	$0.53125	$2.9	$0.50	$3.2	$0.46094	$2.6	$0.42969
June 8, 2020	June 15, 2020	$1.8	$0.53125	$2.9	$0.50	$3.2	$0.46094	$2.6	$0.42969
March 9, 2020	March 16, 2020	$1.8	$0.53125	$2.9	$0.50	$3.2	$0.46094	$1.5	$0.24
September 9, 2019	September 16, 2019	$1.8	$0.53125	$2.6	$0.45	n/a	n/a	n/a	n/a
June 10, 2019	June 17, 2019	$1.8	$0.53125	n/a	n/a	n/a	n/a	n/a	n/a

As of September 30, 2020, the Company had cumulative unpaid preferred dividends of $1.8 million.

Common Share Dividends

The Company paid the following quarterly dividends during the nine months ended September 30, 2020 and 2019 on its issued and outstanding common shares:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
September 10, 2020	September 24, 2020	$35.5 Million	$0.52
June 11, 2020	June 25, 2020	$35.8 Million	$0.52
March 13, 2020	March 27, 2020	$37.1 Million	$0.52
September 5, 2019	September 26, 2019	$37.6 Million	$0.52
June 6, 2019	June 27, 2019	$38.6 Million	$0.52
March 12, 2019	March 28, 2019	$40.4 Million	$0.52

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2020 and 2019 (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2019	$(27,096)	$(4,537)	$(31,633)
Change in derivative instruments designated as cash flow hedges(1)	(120,140)	—	(120,140)
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	1,411	—	1,411
Foreign currency translation adjustment	—	(262)	(262)
Balance as of March 31, 2020	$(145,825)	$(4,799)	$(150,624)
Change in derivative instruments designated as cash flow hedges(1)	(16,112)	—	(16,112)
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	5,854	—	5,854
Foreign currency translation adjustment	—	(115)	(115)
Balance as of June 30, 2020	$(156,083)	$(4,914)	$(160,997)
Change in derivative instruments designated as cash flow hedges(1)	969	—	969
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	7,351	—	7,351
Foreign currency translation adjustment	—	176	176
Balance as of September 30, 2020	$(147,763)	$(4,738)	$(152,501)

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2018	$19,043	$(4,480)	$14,563
Change in derivative instruments designated as cash flow hedges(1)	(14,323)	—	(14,323)
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	(1,749)	—	(1,749)
Cumulative effect for the adoption of ASU 2017-12, net of income tax effect	432	—	432
Foreign currency translation adjustment	—	43	43
Balance as of March 31, 2019	$3,403	$(4,437)	$(1,034)
Change in derivative instruments designated as cash flow hedges(1)	(31,517)	—	(31,517)
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	(1,716)	—	(1,716)
Foreign currency translation adjustment	—	(175)	(175)
Balance as of June 30, 2019	$(29,830)	$(4,612)	$(34,442)
Change in derivative instruments designated as cash flow hedges(1)	(20,784)	—	(20,784)
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	(1,020)	—	(1,020)
Foreign currency translation adjustment	—	(139)	(139)
Balance as of September 30, 2019	$(51,634)	$(4,751)	$(56,385)
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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of September 30, 2020, the weighted average implicit rate was 4.04% and the weighted average remaining lease term was 2.7 years.

The following table summarizes the components of the Company's leases (in thousands):

Balance Sheet	Financial statement caption	September 30, 2020	December 31, 2019
Right-of-use asset - operating	Other assets	$5,756	$7,616
Lease liability - operating	Accounts payable and other accrued expenses	$6,861	$8,940

		Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement	Financial statement caption	2020	2019	2020	2019
Operating lease cost(1)	Administrative expenses	$754	$764	$2,260	$2,265
(1)     Includes short-term leases that are immaterial.

Cash paid for amounts included in the measurement of lease liabilities under operating cash flows was $2.4 million for both the nine months ended September 30, 2020 and September 30, 2019.

The following represents our future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities as of September 30, 2020 (in thousands):

Years ending December 31,
2020	$771
2021	2,756
2022	2,288
2023	1,379
2024	67
2025 and thereafter	—
Total undiscounted future cash flows related to lease payments	$7,261
Less: imputed interest	(400)
Total present value of lease liability	$6,861

Lessor
The following table summarizes the components of the net investment in finance leases (in thousands):

	September 30, 2020	December 31, 2019
Future minimum lease payment receivable(1)	$371,985	$476,443
Estimated residual receivable(2)	59,148	102,238
Gross finance lease receivables(3)	431,133	578,681
Unearned income(4)	(134,370)	(165,339)
Net investment in finance leases(5)	$296,763	$413,342
(1)     There were no executory costs included in gross finance lease receivables as of September 30, 2020 and December 31, 2019.
(2)     The Company's finance leases generally include a purchase option that is reasonably certain to be exercised, and therefore, the Company has immaterial residual value risk for assets.
(3)    The gross finance lease receivable is reduced as billed to customers and reclassified to accounts receivable until paid.
(4)     There were no unamortized initial direct costs as of September 30, 2020 and December 31, 2019.
(5)    As of September 30, 2020, two major customers represented 73% and 10% of the Company's finance lease portfolio. As of December 31, 2019, three major customers represented 55%, 24% and 11% of the Company's finance lease portfolio. No other customer represented more than 10% of the Company's finance lease portfolio in each of those periods.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturities of the Company's gross finance lease receivables subsequent to September 30, 2020 are as follows (in thousands):

Years ending December 31,
2020	$24,530
2021	76,203
2022	51,513
2023	45,149
2024	44,840
2025 and thereafter	188,898
Total	$431,133

The Company’s finance lease portfolio lessees are primarily comprised of the largest international shipping lines. In its estimate of expected credit losses, the Company evaluates the overall credit quality of its finance lease portfolio. The Company considers an account past due when a payment has not been received in accordance with the terms of the related lease agreement and maintains allowances, if necessary, for doubtful accounts. These allowances are based on, but not limited to, historical experience which includes stronger and weaker economic cycles, each lessee's payment history, management's current assessment of each lessee's financial condition, consideration of current conditions and reasonable forecasts. As of September 30, 2020, the Company does not have an allowance on its gross finance lease receivables and does not have any past due balances.

Note 7—Debt

The table below summarizes the Company's key terms and carrying value of debt (in thousands):

	Contractual Weighted Avg Interest Rate(1)	Maturity Range(1)		September 30, 2020	December 31, 2019
		From	To
Institutional notes	4.57%	Jun 2021	Jun 2029	$1,694,171	$1,957,557
Asset-backed securitization term notes	2.07%	Aug 2023	May 2030	2,986,912	2,719,206
Term loan facility	1.65%	Nov 2023	Nov 2023	860,000	1,200,375
Asset-backed securitization warehouse	1.91%	Dec 2025	Dec 2025	195,000	370,000
Revolving credit facilities	1.75%	Sep 2023	Jul 2024	716,000	410,000
Finance lease obligations	4.93%	Feb 2024	Feb 2024	17,852	27,024
Total debt outstanding				6,469,935	6,684,162
Unamortized debt costs				(41,741)	(39,781)
Unamortized debt premiums & discounts				(630)	(4,065)
Unamortized fair value debt adjustment				1,870	(8,791)
Debt, net of unamortized costs				$6,429,434	$6,631,525
(1)     Data as of September 30, 2020.

The fair value of total debt outstanding was $6,563.3 million and $6,747.8 million as of September 30, 2020 and December 31, 2019, respectively, and was measured using Level 2 inputs.

As of September 30, 2020, the maximum borrowing levels for the Asset-backed Securitization ("ABS") warehouse and the revolving credit facility are $800.0 million and $1,560.0 million, respectively. These facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets. As of September 30, 2020, the availability under these credit facilities without adding additional container assets to the borrowing base was approximately $724.1 million.

The Company is subject to certain financial covenants under its debt agreements. The agreements remain the obligations of the respective subsidiaries, and all related debt covenants are calculated at the subsidiary level. As of September 30, 2020 and December 31, 2019, the Company was in compliance with all financial covenants in accordance with the terms of its debt agreements.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company hedges the risks associated with fluctuations in interest rates on a portion of its floating-rate debt by entering into interest rate swap agreements that convert a portion of its floating-rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The following table summarizes the Company's outstanding fixed-rate and floating-rate debt as of September 30, 2020 (in thousands):

	Balance Outstanding	Contractual Weighted Avg Interest Rate	Maturity Range		Weighted Avg Remaining Term
			From	To
Excluding impact of derivative instruments:
Fixed-rate debt	$4,023,149	3.19%	Jun 2021	May 2030	4.3 years
Floating-rate debt	$2,446,786	1.72%	Aug 2023	Dec 2025	3.1 years

Including impact of derivative instruments:
Fixed-rate debt	$4,023,149	3.19%
Hedged floating-rate debt	1,805,599	3.56%
Total fixed and hedged debt	5,828,748	3.31%
Unhedged floating-rate debt	641,187	1.72%
Total	$6,469,935	3.15%

On January 31, 2020, the Company paid $7.5 million to exercise the early purchase option on a finance lease obligation.

On September 21, 2020, the Company extinguished a term loan and paid the outstanding balance of $264.9 million. As a result, the Company wrote off $0.3 million of debt related costs.

In the third quarter of 2020, the Company completed offerings of the following Class A and Class B fixed-rate ABS notes:

Date	Total Offering	Contractual Weighted Avg Interest Rate	Expected Maturity
August 26, 2020	$312.9 Million	2.17%	Feb 2028
September 21, 2020	$1,365.8 Million	2.19%	May 2030
September 21, 2020	$634.4 Million	2.13%	May 2029

Concurrently with the issuance of the notes described above, the Company used most of the proceeds from these issuances to call three existing ABS notes that had an outstanding principal amount of $1,783.1 million. As a result of this prepayment, the Company paid a prepayment penalty of $1.8 million and wrote off $22.3 million of debt related costs.

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

Asset-Backed Securitization Term Notes

Under the Company's ABS facilities, indirect wholly-owned subsidiaries of the Company issue ABS notes. These subsidiaries are intended to be bankruptcy remote so that such assets are not available to creditors of the Company or its affiliates until and unless the related secured borrowings have been fully discharged. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings.

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Term Loan Facility

The term loan facility amortizes in quarterly installments. This facility provides for an advance rate against the net book values of designated eligible equipment.

Asset-Backed Securitization Warehouse

Under the Company’s asset-backed warehouse facility, an indirect wholly-owned subsidiary of the Company issues ABS notes. This subsidiary is intended to be bankruptcy remote so that such assets are not available to creditors of the Company or its affiliates until and unless the related secured borrowings have been fully discharged. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings.

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

During the nine months ended September 30, 2020, the Company entered into an interest rate swap contract with an effective date of April 20, 2020 and a scheduled maturity date of April 20, 2024. This contract is indexed to 1 month LIBOR, has a fixed leg interest rate of 0.35%, and has a notional amount of $125.0 million.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of September 30, 2020, the Company had interest rate swap and cap agreements in place to fix or limit the floating interest rates on a portion of the borrowings under its debt facilities summarized below:

Derivatives	Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Cap Rate	Weighted Average Remaining Term
Interest Rate Swap(1)	$1,805.6 Million	2.00%	n/a	5.1 years
Interest Rate Cap	$200.0 Million	n/a	5.5%	1.3 years
(1)     The impact of forward starting swaps with total notional amount of $350.0 million will increase the weighted average remaining term to 6.1 years.

Over the next twelve months, we expect to reclassify unrealized losses of $30.5 million to income of pre-tax amounts from accumulated other comprehensive income (loss) related to interest rate swap and cap agreements.

The following table summarizes the impact of derivative instruments on the consolidated statements of operations and the consolidated statements of comprehensive income on a pretax basis (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Financial statement caption	2020	2019	2020	2019
Non-designated derivative instruments	Realized (gain) loss on derivative instruments, net	$—	$(539)	$(224)	$(1,912)
Non-designated derivative instruments	Unrealized (gain) loss on derivative instruments, net	$—	$504	$286	$2,757
Designated derivative instruments	Interest and debt (income) expense	$7,834	$(1,530)	$15,282	$(6,192)
Designated derivative instruments	Comprehensive (income) loss	$(852)	$22,930	$146,386	$74,727

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

The Company presents the fair value of derivative financial instruments on a gross basis on the consolidated balance sheet. At December 31, 2019, the Company had $0.3 million of interest rate contracts under derivative assets, which were not designated as hedging instruments. The Company has no non-designated hedging instruments as of September 30, 2020. Any amounts of cash collateral received or posted related to derivative instruments are included in Other Assets on the consolidated balance sheet and are presented in operating activities of the consolidated statements of cash flows. As of September 30, 2020, there was cash collateral of $38.9 million related to interest rate swap contracts.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Segment and Geographic Information

Segment Information

The Company operates its business in one industry, intermodal transportation equipment, and has two operating segments which also represent its reporting segments:
•Equipment leasing - the Company owns, leases and ultimately disposes of containers and chassis from its lease fleet.
•Equipment trading - the Company purchases containers from shipping line customers, and other sellers of containers, and resells these containers to container retailers and users of containers for storage or one-way shipment. Included in the equipment trading segment revenues are leasing revenues from equipment purchased for resale that is currently on lease until the containers are dropped off.

These operating segments were determined based on the chief operating decision maker's review and resource allocation of the products and services offered.

The following tables summarizes our segment information and the consolidated totals reported (in thousands):

	Three Months Ended September 30,
	2020			2019
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$325,279	$2,478	$327,757	$336,088	$580	$336,668
Trading margin	—	3,869	3,869	—	4,150	4,150
Net gain on sale of leasing equipment	10,737	—	10,737	6,196	—	6,196
Depreciation and amortization expense	136,058	190	136,248	133,194	173	133,367
Interest and debt expense	62,138	638	62,776	77,058	343	77,401
Realized (gain) loss on derivative instruments, net	—	—	—	(536)	(3)	(539)
Income (loss) before income taxes(1)	91,986	4,642	96,628	94,394	3,428	97,822
Purchases of leasing equipment and investments in finance leases(2)	$134,637	$—	$134,637	$10,532	$—	$10,532

	Nine Months Ended September 30,
	2020			2019
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$965,936	$4,686	$970,622	$1,014,055	$2,038	$1,016,093
Trading margin	—	7,822	7,822	—	12,233	12,233
Net gain on sale of leasing equipment	19,351	—	19,351	22,184	—	22,184
Depreciation and amortization expense	401,692	543	402,235	402,797	527	403,324
Interest and debt expense	197,320	1,332	198,652	242,115	1,066	243,181
Realized (gain) loss on derivative instruments, net	(223)	(1)	(224)	(1,905)	(7)	(1,912)
Income (loss) before income taxes(1)	248,346	8,468	256,814	285,154	10,278	295,432
Purchases of leasing equipment and investments in finance leases(2)	$354,425	$—	$354,425	$160,518	$—	$160,518
(1)     Segment income before income taxes excludes unrealized gains or losses on derivative instruments and debt termination expense. The Company recorded an unrealized loss on derivative instruments of $0.3 million for the nine months ended September 30, 2020, and an unrealized loss on derivative instruments of $0.5 million and $2.8 million for the three and nine months ended September 30, 2019, respectively. The Company recorded debt termination expense of $24.3 million and $24.4 million for the three and nine months ended September 30, 2020 and $1.9 million and $2.4 million for the three and nine months ended September 30, 2019, respectively.
(2)     Represents cash disbursements for purchases of leasing equipment and investments in finance lease as reflected in the consolidated statements of cash flows for the periods indicated, but excludes cash flows associated with the purchase of equipment held for resale.

	September 30, 2020			December 31, 2019
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Equipment held for sale	$75,266	$29,657	$104,923	$89,755	$24,749	$114,504
Goodwill	220,864	15,801	236,665	220,864	15,801	236,665
Total assets	$9,516,904	$107,771	$9,624,675	$9,596,263	$46,370	$9,642,633

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table summarizes the geographic allocation of equipment leasing revenues for the three and nine months ended September 30, 2020 and 2019 based on customers' primary domicile (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total equipment leasing revenues:
Asia	$115,084	$133,787	$353,464	$405,592
Europe	175,629	164,197	503,106	490,190
Americas	25,055	28,701	81,668	90,391
Bermuda	450	515	1,331	1,732
Other International	11,539	9,468	31,053	28,188
Total	$327,757	$336,668	$970,622	$1,016,093

Since the majority of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, all of the Company's long-lived assets are considered to be international.

The following table summarizes the geographic allocation of equipment trading revenues for the three and nine months ended September 30, 2020 and 2019 based on the location of the sale (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total equipment trading revenues:
Asia	$7,546	$4,814	$12,232	$11,799
Europe	6,329	9,756	16,542	22,187
Americas	8,316	8,827	21,755	24,880
Bermuda	—	—	—	—
Other International	3,903	2,399	7,848	7,967
Total	$26,094	$25,796	$58,377	$66,833

Note 10—Commitments and Contingencies

Container Equipment Purchase Commitments

At September 30, 2020, the Company had commitments to purchase equipment in the amount of $552.8 million payable in 2020 and 2021.

Contingencies

The Company is party to various pending or threatened legal or regulatory proceedings arising in the ordinary course of its business. Based upon information presently available, the Company does not expect any liabilities arising from these matters to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Income Taxes

The Company's effective tax rates were 21.9% and 5.1% for the three months ended September 30, 2020 and 2019, respectively, and 12.1% and 7.1% for the nine months ended September 30, 2020 and 2019, respectively. The Company has computed the provision for income taxes based on the estimated annual effective tax rate and the application of discrete items, if any, in the applicable period. The increase in effective tax rates in 2020 was primarily due to an $8.6 million tax expense related to a U.S. entity to foreign entity intra-company asset sale that occurred during the three and nine months ended September 30, 2020.

Note 12—Related Party Transactions

The Company holds a 50% interest in TriStar Container Services (Asia) Private Limited ("TriStar"), which is primarily engaged in the selling and leasing of container equipment in the domestic and short sea markets in India.  The Company's equity investment in TriStar is included in Other assets on the consolidated balance sheet. The Company received payments on direct finance leases with TriStar of $0.5 million and $1.4 million for both the three and nine months ended September 30, 2020 and September 30, 2019. The Company has a direct finance lease balance with TriStar of $10.7 million for both September 30, 2020 and December 31, 2019.

Note 13—Noncontrolling Interest

During 2019, the Company acquired all of the remaining third-party partnership interests in Triton Container Investments LLC for an aggregate of $103.0 million in cash.

Note 14—Subsequent Events

On October 21, 2020, the Company's Board of Directors approved and declared a quarterly cash dividend of $0.57 per share on its issued and outstanding common shares, payable on December 23, 2020 to holders of record at the close of business on December 10, 2020.

On October 21, 2020, the Company's Board of Directors also approved and declared a cash dividend on its issued and outstanding preferred shares, payable on December 15, 2020 to holders of record at the close of business on December 8, 2020 as follows:

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
•Equipment trading - we purchase containers from shipping line customers, and other sellers of containers, and resell these containers to container retailers and users of containers for storage or one-way shipment.

Operations

Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of September 30, 2020, our total fleet consisted of 3.6 million containers and chassis, representing 6.1 million twenty-foot equivalent units ("TEU") or 6.9 million cost equivalent units ("CEU"). We have an extensive global presence, offering leasing services through 19 offices and 3 independent agencies located in 16 countries and 428 third-party owned and operated depot facilities in 46 countries as of September 30, 2020. Our primary customers include the world's largest container shipping lines. For the nine months ended September 30, 2020, our twenty largest customers accounted for 85% of our lease billings, our five largest customers accounted for 58% of our lease billings, and our two largest customers, CMA CGM S.A. and Mediterranean Shipping Company S.A., accounted for 21% and 15% of our lease billings, respectively.

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

The following tables summarize our equipment fleet as of September 30, 2020, December 31, 2019 and September 30, 2019 indicated in units, TEU and CEU.

	Equipment Fleet in Units			Equipment Fleet in TEU
	September 30, 2020	December 31, 2019	September 30, 2019	September 30, 2020	December 31, 2019	September 30, 2019
Dry	3,220,631	3,267,624	3,287,025	5,306,071	5,369,377	5,393,705
Refrigerated	226,627	225,520	226,114	437,886	435,148	436,129
Special	93,639	94,453	94,678	170,471	171,437	171,579
Tank	11,153	12,485	12,539	11,153	12,485	12,539
Chassis	24,916	24,515	24,704	45,380	45,154	45,498
Equipment leasing fleet	3,576,966	3,624,597	3,645,060	5,970,961	6,033,601	6,059,450
Equipment trading fleet	72,444	17,906	17,054	111,369	27,121	25,764
Total	3,649,410	3,642,503	3,662,114	6,082,330	6,060,722	6,085,214

	Equipment Fleet in CEU (1)
	September 30, 2020	December 31, 2019	September 30, 2019
Operating leases	6,492,628	6,434,434	6,455,594
Finance leases	308,513	423,638	431,043
Equipment trading fleet	109,469	37,232	36,998
Total	6,910,610	6,895,304	6,923,635

(1)In the equipment fleet tables above, we have included total fleet count information based on CEU. CEU is a ratio used to convert the actual number of containers in our fleet to a figure based on the relative purchase prices of our various equipment types to that of a 20-foot dry container. For example, the CEU ratio for a 40-foot high cube dry container is 1.70, and a 40-foot high cube refrigerated container is 7.50. These factors may differ slightly from CEU ratios used by others in the industry.

The following table summarizes the percentage of our equipment fleet in terms of units and CEU as of September 30, 2020:

Equipment Type	Percentage of total fleet in units	Percentage of total fleet in CEU
Dry	88.2%	67.4%
Refrigerated	6.2	24.3
Special	2.6	3.5
Tank	0.3	1.3
Chassis	0.7	1.9
Equipment leasing fleet	98.0	98.4
Equipment trading fleet	2.0	1.6
Total	100.0%	100.0%

We generally lease our equipment on a per diem basis to our customers under three types of leases:
•Long-term leases typically have initial contractual terms ranging from three to eight or more years and provide us with stable cash flow and low transaction costs by requiring customers to maintain specific units on-hire for the duration of the lease term.
•Finance leases are typically structured as full payout leases and provide for a predictable recurring revenue stream with the lowest cost to the customer as customers are generally required to retain the equipment for the duration of its useful life.
•Service leases command a premium per diem rate in exchange for providing customers with greater operational flexibility by allowing non-scheduled pick-up and drop-off of units during the lease term.

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

The following table summarizes our lease portfolio by lease type, based on CEU on-hire as of September 30, 2020, December 31, 2019 and September 30, 2019:

Lease Portfolio	September 30, 2020	December 31, 2019	September 30, 2019
Long-term leases	73.6%	69.5%	69.1%
Finance leases	4.8	6.8	6.8
Service leases	7.2	7.8	8.4
Expired long-term leases (units on-hire)	14.4	15.9	15.7
Total	100.0%	100.0%	100.0%

As of September 30, 2020, December 31, 2019 and September 30, 2019, our long-term and finance leases combined had an average remaining contractual term of approximately 48 months assuming no leases are renewed.

COVID-19

The COVID-19 pandemic has meaningfully impacted global trade and our business in 2020. The pandemic and related economic shutdowns resulted in a significant decrease in trade volumes in the first half of the year, and we faced weak container demand and decreasing utilization and profitability in the first two quarters of 2020. However, with the easing of COVID-19 related restrictions in the United States and Europe, global containerized trade has rebounded significantly in the third quarter and container export volumes from China now exceed pre-pandemic levels. This rebound has resulted in strong container demand and an increase in our utilization and profitability. While our shipping line customers generally expect trade volumes to remain solid through the end of the year, many countries are seeing a resurgence in COVID-19 cases and a number are re-instituting restrictions on social and business activity. Overall, there continues to be a high degree of uncertainty in the outlook for global trade and container demand.

Operating Performance

Triton's operating and financial performance inflected upward during the third quarter of 2020 as a result of increased trade volumes and strong lease demand.

Fleet size. As of September 30, 2020, our revenue earning assets had a net book value of $8.7 billion, a decrease of 3.6% from September 30, 2019. This decrease was primarily due to limited procurement of new containers in 2019 and the first half of 2020. During this period, global trade volumes and container demand were negatively impacted by the trade dispute between the United States and China and disruptions related to the global outbreak of COVID-19.

Trade volumes rebounded sharply during the third quarter of 2020 and we experienced a surge of lease activity. While we accelerated container purchases during the third quarter, our ability to purchase large numbers of containers for quick delivery has been constrained by tight container manufacturing capacity. We have purchased approximately $800 million of new and sale-leaseback containers for delivery in 2020 and approximately $350 million for delivery in the first few months of 2021.

Utilization. Our ending utilization increased 2.6% during the third quarter to reach 97.4% as of September 30, 2020, reflecting a surge in leasing demand as global containerized trade volumes rebounded sharply. Average utilization was 96.1% during the third quarter of 2020, an increase of 1.1% from the second quarter of 2020 and a decrease of 0.6% from the third quarter of 2019. Our utilization decreased throughout 2019 and the first half of 2020 reflecting weak leasing demand due to the trade dispute between the United States and China and disruptions related to the global outbreak of COVID-19. As of October 16, 2020, our utilization was 97.6%.

The following table summarizes the equipment fleet utilization for the periods indicated below:

	Quarter Ended
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Average Utilization(1)	96.1%	95.0%	95.4%	95.8%	96.7%
Ending Utilization(1)	97.4%	94.8%	95.3%	95.4%	96.4%

(1)Utilization is computed by dividing our total units on lease (in CEU) by the total units in our fleet (in CEU) excluding new units not yet leased and off-hire units designated for sale.

Average lease rates. Average lease rates for our dry container product line decreased by 3.3% in the third quarter of 2020 compared to the third quarter of 2019 and 0.4% from the second quarter of 2020. The decrease was primarily driven by the impact of several large lease extensions completed during 2019 and the first half of 2020 at rates below our portfolio average, as well as by the pick-up of a large number of containers in the third quarter of 2020 on lifecycle leases, which often have lower rates due to the long expected on-hire time. Market lease rates for new dry containers are currently above the average dry container lease rates in our portfolio due to an increase in container prices and strong leasing demand. As of October 16, 2020, container factories are quoting roughly $2,500 for 20' dry containers.

Average lease rates for our refrigerated container product line decreased by 4.2% in the third quarter of 2020 compared to the third quarter of 2019. The cost of refrigerated containers has trended down over the last few years, which has led to lower market lease rates. In addition, we have been experiencing larger differences in lease rates for older refrigerated containers compared to rates on new equipment, and we expect our average lease rates for refrigerated containers will continue to gradually trend down. The average lease rates for special containers remained flat in the third quarter of 2020 compared to the third quarter of 2019.

Equipment disposals. Disposal volumes of our used dry containers increased by 38.0% in the third quarter of 2020 compared to the third quarter of 2019 and by 53.9% compared to the second quarter of 2020. The sharp increase in trade volumes has led to increased demand for sale containers, especially for one-way cargo shipments. Selling prices of our used dry containers were relatively flat compared to the third quarter of 2019 and increased by 3.3% compared to the second quarter of 2020. Used container disposal prices started to increase in the third quarter of 2020 in response to increased demand.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, and borrowings under our credit facilities. Our principal uses of cash include capital expenditures, debt service, dividends, and share repurchases.

For the trailing twelve months ended September 30, 2020, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment, was $1,201.8 million. In addition, as of September 30, 2020, we had $173.3 million of cash and cash equivalents and $1,449.0 million of maximum borrowing capacity under our current credit facilities.

As of September 30, 2020, our cash commitments in the next twelve months include $652.0 million of scheduled principal payments on our existing debt facilities and $649.6 million of committed but unpaid capital expenditures.

We believe that cash provided by operating activities, existing cash, proceeds from the sale of our leasing equipment, and availability under our credit facilities will be sufficient to meet our obligations over the next twelve months.

Asset-backed Securitization ("ABS") Note Issuances

During the three months ended September 30, 2020, the Company issued $2,313.1 million in ABS notes at a weighted average interest rate of 2.2%. The majority of the proceeds from these issuances were used to call $1,783.1 million of higher cost notes, which is expected to reduce our interest expense by more than $25 million over the next year.

Share Repurchase Program

During the nine months ended September 30, 2020, the Company repurchased a total of 3.8 million common shares at an average price per share of $28.39 for a total cost of $107.2 million under its Board authorized share repurchase program. Since the inception of the program in August 2018, the Company has purchased over 12.5 million shares, or 15.5% of our common shares.

Preferred Share Offering

In January 2020, the Company completed a public offering of 6.875% Series D preference shares, selling 6,000,000 shares and generating $150.0 million of gross proceeds. The costs associated with the offering, inclusive of underwriting discount and other offering expenses, were $5.1 million.

The Company used the net proceeds from this offering for general corporate purposes, including the purchase of containers, the repurchase of outstanding common shares, the payment of dividends, and the repayment or prepayment of outstanding indebtedness.

For additional information on the Share Repurchase Program and the Preferred Share Offering, please refer to Note 5 - “Other Equity Matters” in the Notes to the Unaudited Consolidated Financial Statements.

Debt Agreements

At September 30, 2020, our outstanding indebtedness was comprised of the following (amounts in millions):

	September 30, 2020	Maximum Borrowing Level
Institutional notes	$1,694.2	$1,694.2
Asset-backed securitization term notes	2,986.8	2,986.8
Term loan facility	860.0	860.0
Asset-backed securitization warehouse	195.0	800.0
Revolving credit facilities	716.0	1,560.0
Finance lease obligations	17.9	17.9
Total debt outstanding	6,469.9	7,918.9
Unamortized debt costs	(41.7)	—
Unamortized debt premiums & discounts	(0.6)	—
Unamortized fair value debt adjustment	1.8	—
Debt, net of unamortized costs	$6,429.4	$7,918.9

The maximum borrowing levels depicted in the table above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets. As of September 30, 2020, the availability under these credit facilities without adding additional container assets to the borrowing base was approximately $724.1 million.
As of September 30, 2020, we had a combined $5,828.7 million of total debt on facilities with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap contracts. This accounts for 90% of total debt.

Pursuant to the terms of certain debt agreements, we are required to maintain certain amounts in restricted cash accounts. As of September 30, 2020, we had restricted cash of $163.5 million.

For additional information on our debt, please refer to Note 7 - "Debt" in the Notes to the Unaudited Consolidated Financial Statements.

Debt Covenants

We are subject to certain financial covenants related to leverage, interest coverage and net worth as defined in our debt agreements. The debt agreements are the obligations of our subsidiaries and all related debt covenants are calculated at the subsidiary level. Failure to comply with these covenants could result in a default under the related credit agreements and the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors. As of September 30, 2020, we were in compliance with all such covenants. The table below reflects the key debt covenants for the Company that cover the majority of our debt agreements:

	TCIL		TAL
Financial Covenant	Covenant	Actual	Covenant	Actual
Fixed charge coverage ratio	Shall not be less than 1.25:1	2.56:1	Shall not be less than 1.10:1	1.92:1
Minimum net worth	Shall not be less than $855 million	$2,154.5 million	Shall not be less than $500 million	$917.6 million
Leverage ratio	Shall not exceed 4.0:1	1.83:1	Shall not exceed 4.75:1	1.85:1

Cash Flow

The following table sets forth certain cash flow information for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	September 30, 2020	September 30, 2019
Net cash provided by (used in) operating activities	$682,341	$779,507
Net cash provided by (used in) investing activities	$(171,789)	$2,270
Net cash provided by (used in) financing activities	$(342,781)	$(783,200)

Operating Activities

Net cash provided by operating activities decreased by $97.2 million to $682.3 million in the nine months ended September 30, 2020 compared to $779.5 million in the same period in 2019. The decrease is primarily due to reduced profitability and the timing of collections on accounts receivable.

Investing Activities

Net cash used in investing activities was $171.8 million in the nine months ended September 30, 2020 compared to net cash provided by investing activities of $2.3 million in the same period in 2019, or a change of $174.1 million. The change was primarily due to a $193.9 million increase in payments for leasing equipment partially offset by a $19.8 million increase in cash proceeds from the sale of equipment.

Financing Activities

Net cash used in financing activities decreased by $440.4 million to $342.8 million in the nine months ended September 30, 2020, compared to $783.2 million in the same period in 2019. The decrease was primarily due to a decrease of $336.4 million in net repayments of debt and a $102.4 million decrease in share repurchases. This was partially offset by a decrease in proceeds from the issuance of preferred shares of $76.5 million. Additionally, we paid $103.0 million in the first half of 2019 for the purchase of noncontrolling interests that did not reoccur in 2020.

Results of Operations

The following table summarizes our comparative results of operations for the three months ended September 30, 2020 and September 30, 2019 (in thousands).

	Three Months Ended September 30,		Variance
	2020	2019
Leasing revenues:
Operating leases	$320,352	$326,800	$(6,448)
Finance leases	7,405	9,868	(2,463)
Total leasing revenues	327,757	336,668	(8,911)

Equipment trading revenues	26,094	25,796	298
Equipment trading expenses	(22,225)	(21,646)	(579)
Trading margin	3,869	4,150	(281)

Net gain on sale of leasing equipment	10,737	6,196	4,541

Operating expenses:
Depreciation and amortization	136,248	133,367	2,881
Direct operating expenses	25,992	20,457	5,535
Administrative expenses	21,395	18,496	2,899
Provision (reversal) for doubtful accounts	(45)	126	(171)
Total operating expenses	183,590	172,446	11,144
Operating income (loss)	158,773	174,568	(15,795)
Other expenses:
Interest and debt expense	62,776	77,401	(14,625)
Realized (gain) loss on derivative instruments, net	—	(539)	539
Unrealized (gain) loss on derivative instruments, net	—	504	(504)
Debt termination expense	24,345	1,870	22,475
Other (income) expense, net	(631)	(116)	(515)
Total other expenses	86,490	79,120	7,370
Income (loss) before income taxes	72,283	95,448	(23,165)
Income tax expense (benefit)	15,825	4,845	10,980
Net income (loss)	$56,458	$90,603	$(34,145)
Less: dividend on preferred shares	10,512	4,708	5,804
Net income (loss) attributable to common shareholders	$45,946	$85,895	$(39,949)

Comparison of the three months ended September 30, 2020 and 2019

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

	Three Months Ended September 30,		Variance
	2020	2019
Leasing revenues:
Operating leases
Per diem revenues	$304,510	$311,199	$(6,689)
Fee and ancillary revenues	15,842	15,601	241
Total operating lease revenues	320,352	326,800	(6,448)
Finance leases	7,405	9,868	(2,463)
Total leasing revenues	$327,757	$336,668	$(8,911)

Total leasing revenues were $327.8 million, net of lease intangible amortization of $5.4 million, for the three months ended September 30, 2020, compared to $336.7 million, net of lease intangible amortization of $8.7 million, in the same period in 2019, a decrease of $8.9 million.

Per diem revenues were $304.5 million for the three months ended September 30, 2020 compared to $311.2 million in the same period in 2019, a decrease of $6.7 million. The primary reasons for this decrease are as follows:
•$9.5 million decrease due to a decrease in average per diem rates reflecting the impact of several large lease extension transactions at rates below our portfolio average and the pick-up of a large number of containers in the third quarter of 2020 on lifecycle leases at rates below our portfolio average; and
•$3.9 million decrease due to a decrease in average units on-hire; partially offset by
•$3.4 million increase due to the reclassification of certain contracts from finance leases to operating leases in the first quarter of 2020 as a result of the renegotiation of the contracts and the elimination of purchase options; and
•$3.3 million increase due to a decrease in lease intangible amortization.

Fee and ancillary lease revenues were $15.8 million for the three months ended September 30, 2020 compared to $15.6 million in the same period in 2019, an increase of $0.2 million. The increase was primarily due to an increase in pick-up activity.

Finance lease revenues were $7.4 million for the three months ended September 30, 2020 compared to $9.9 million in the same period in 2019, a decrease of $2.5 million. The decrease was primarily due to the reclassification of certain finance leases to operating leases in the first quarter of 2020 as a result of the renegotiation of certain contracts and the runoff of the existing portfolio.

Trading margin.    Trading margin was $3.9 million for the three months ended September 30, 2020 compared to $4.2 million in the same period in 2019, a decrease of $0.3 million. The decrease was due to a decrease in per unit margins as a result of a decrease in selling prices, partially offset by an increase in sales volume.

Net gain on sale of leasing equipment.    Gain on sale of equipment was $10.7 million for the three months ended September 30, 2020 compared to $6.2 million in the same period in 2019, an increase of $4.5 million. The increase was primarily due to a 38.0% increase in sales volume of used dry containers.

Depreciation and amortization.    Depreciation and amortization was $136.2 million for the three months ended September 30, 2020 compared to $133.4 million in the same period in 2019, an increase of $2.8 million. The primary reasons for the increase are as follows:
•$4.5 million increase due to an increase in the number of new production units being placed on-hire; and
•$1.9 million increase due to the reclassification of certain contracts from finance leases to operating leases in the first quarter of 2020 as a result of the renegotiation of the contracts and the elimination of purchase options; partially offset by;
•$3.4 million decrease due to an increase in containers that have become fully depreciated or reclassified to assets held for sale.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment from locations with weak leasing demand. Direct operating expenses were $26.0 million for the three months ended September 30, 2020 compared to $20.5 million in the same period in 2019, an increase of $5.5 million. The primary reasons for the increase are as follows:
•$2.6 million increase in storage expense due to an increase in idle units; and
•$2.1 million increase in handling and repair expense due to higher net pick-up and drop-off activity.

Administrative expenses.    Administrative expenses were $21.4 million for the three months ended September 30, 2020 compared to $18.5 million in the same period in 2019, an increase of $2.9 million. The primary reasons for the increase are as follows:
•$3.3 million increase due to an increase in our annual incentive expense; and
•$0.6 million increase due to an increase in professional fees; partially offset by
•$0.9 million decrease in travel expense due to travel restrictions caused by the COVID-19 pandemic.

Interest and debt expense.    Interest and debt expense was $62.8 million for the three months ended September 30, 2020, compared to $77.4 million in the same period in 2019, a decrease of $14.6 million. The primary reasons for the decrease are as follows:
•$7.5 million decrease due to a decrease in the average debt balance of $697.5 million; and
•$7.1 million decrease due to a decrease in the average effective interest rate to 3.79% from 4.22%.

Debt termination expense. Debt termination expense was $24.3 million for the three months ended September 30, 2020 compared to $1.9 million in the same period in 2019, an increase of $22.4 million. This increase was primarily due to write-offs for unamortized debt and other costs related to the $1.8 billion prepayment of ABS notes in September 2020.

Income taxes. Income tax expense was $15.8 million for the three months ended September 30, 2020 compared to $4.8 million in the same period in 2019, an increase in income tax expense of $11.0 million. The increase in income tax expense was primarily due to an $8.6 million increase related to an intra-company sale of assets from a U.S. entity to a foreign entity that occurred during the three months ended September 30, 2020.

Results of Operations

The following table summarizes our comparative results of operations for the nine months ended September 30, 2020 and September 30, 2019 (in thousands).

	Nine Months Ended September 30,		Variance
	2020	2019
Leasing revenues:
Operating leases	$946,579	$985,592	$(39,013)
Finance leases	24,043	30,501	(6,458)
Total leasing revenues	970,622	1,016,093	(45,471)

Equipment trading revenues	58,377	66,833	(8,456)
Equipment trading expenses	(50,555)	(54,600)	4,045
Trading margin	7,822	12,233	(4,411)

Net gain on sale of leasing equipment	19,351	22,184	(2,833)

Operating expenses:
Depreciation and amortization	402,235	403,324	(1,089)
Direct operating expenses	78,859	55,356	23,503
Administrative expenses	61,092	56,671	4,421
Provision (reversal) for doubtful accounts	4,608	505	4,103
Total operating expenses	546,794	515,856	30,938
Operating income (loss)	451,001	534,654	(83,653)
Other expenses:
Interest and debt expense	198,652	243,181	(44,529)
Realized (gain) loss on derivative instruments, net	(224)	(1,912)	1,688
Unrealized (gain) loss on derivative instruments, net	286	2,757	(2,471)
Debt termination expense	24,376	2,428	21,948
Other (income) expense, net	(4,241)	(2,047)	(2,194)
Total other expenses	218,849	244,407	(25,558)
Income (loss) before income taxes	232,152	290,247	(58,095)
Income tax expense (benefit)	28,070	20,737	7,333
Net income (loss)	$204,082	$269,510	$(65,428)
Less: income (loss) attributable to noncontrolling interest	—	592	(592)
Less: dividend on preferred shares	30,850	7,038	23,812
Net income (loss) attributable to common shareholders	$173,232	$261,880	$(88,648)

Comparison of the nine months ended September 30, 2020 and 2019

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

	Nine Months Ended September 30,		Variance
	2020	2019
Leasing revenues:
Operating leases
Per diem revenues	$897,744	$938,593	$(40,849)
Fee and ancillary revenues	48,835	46,999	1,836
Total operating lease revenues	946,579	985,592	(39,013)
Finance leases	24,043	30,501	(6,458)
Total leasing revenues	$970,622	$1,016,093	$(45,471)

Total leasing revenues were $970.6 million, net of lease intangible amortization of $17.3 million, for the nine months ended September 30, 2020, compared to $1,016.1 million, net of lease intangible amortization of $29.4 million, in the same period in 2019, a decrease of $45.5 million.

Per diem revenues were $897.7 million for the nine months ended September 30, 2020 compared to $938.6 million in the same period in 2019, a decrease of $40.9 million. The primary reasons for this decrease are as follows:
•$34.3 million decrease due to a decrease in average units on-hire; and
•$27.8 million decrease due to a decrease in average per diem rates reflecting the impact of several large lease extension transactions and the pick-up of a large number of containers in the third quarter of 2020 on lifecycle leases at rates below our portfolio average; partially offset by
•$12.1 million increase due to a decrease in lease intangible amortization; and
•$9.1 million increase due to the reclassification of certain contracts from finance leases to operating leases in the first quarter of 2020 as a result of the renegotiation of the contracts and the elimination of purchase options.

Fee and ancillary lease revenues were $48.8 million for the nine months ended September 30, 2020 compared to $47.0 million in the same period in 2019, an increase of $1.8 million. The increase was primarily due to an increase in pick-up activity in the third quarter of 2020.

Finance lease revenues were $24.0 million for the nine months ended September 30, 2020 compared to $30.5 million in the same period in 2019, a decrease of $6.5 million. The decrease was due to the reclassification of certain finance leases to operating leases in the first quarter of 2020 as a result of the renegotiation of certain contracts and the runoff of the existing portfolio.

Trading margin.    Trading margin was $7.8 million for the nine months ended September 30, 2020 compared to $12.2 million in the same period in 2019, a decrease of $4.4 million. The decrease was due to a decrease in per unit margins as a result of a decrease in selling prices.

Net gain (loss) on sale of leasing equipment.    Gain on sale of equipment was $19.4 million for the nine months ended September 30, 2020 compared to $22.2 million in the same period in 2019, a decrease of $2.8 million. The primary reasons for the decrease are as follows:
•$2.1 million decrease due to a 5.0% decrease in average used dry container selling prices, partially offset by a 20.3% increase in selling volumes; and
•$1.5 million decrease due to a gain recognized in the first quarter of 2019 related to units declared lost by a customer which did not reoccur in 2020.

Depreciation and amortization.    Depreciation and amortization was $402.2 million for the nine months ended September 30, 2020 compared to $403.3 million in the same period in 2019, a decrease of $1.1 million. The primary reasons for the decrease are as follows:
•$16.7 million decrease due to an increase in containers that have become fully depreciated or reclassified to assets held for sale; partially offset by
•$10.1 million increase due to an increase in the number of new production units being placed on-hire; and
•$5.1 million increase due to the reclassification of certain contracts from finance leases to operating leases in the first quarter of 2020 as a result of the renegotiation of the contracts and the elimination of purchase options.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and to reposition equipment from locations with weak leasing demand. Direct operating expenses were $78.9 million for the nine months ended September 30, 2020 compared to $55.4 million in the same period in 2019, an increase of $23.5 million. The primary reasons for the increase are as follows:
•$15.0 million increase in storage expense due to an increase in idle units;
•$5.2 million increase in repair and handling expense due to higher net pick-up and drop-off activity; and
•$2.8 million increase in positioning expense due to customer pick-up requirements from specific locations.

Administrative expenses.    Administrative expenses were $61.1 million for the nine months ended September 30, 2020 compared to $56.7 million in the same period in 2019, an increase of $4.4 million. The primary reasons for this increase are as follows:
•$3.5 million increase due to an increase in our annual incentive expense;
•$2.2 million increase due to an increase in professional fees;
•$1.4 million increase due to higher compensation costs; and
•$0.6 million increase due to an increase in share-based compensation; partially offset by
•$2.1 million decrease in travel expense due to travel restrictions caused by the COVID-19 pandemic.

Provision (reversal) for doubtful accounts.    Provision for doubtful accounts was $4.6 million for the nine months ended September 30, 2020 compared to $0.5 million in the same period in 2019, an increase of $4.1 million. The increase is primarily due to reserves recorded in the first quarter of 2020 against the receivables from one of our mid-sized customers where we had been experiencing extended payment delays.

Interest and debt expense.    Interest and debt expense was $198.7 million for the nine months ended September 30, 2020, compared to $243.2 million in the same period in 2019, a decrease of $44.5 million. The primary reasons for the decrease are as follows:
•$26.0 million decrease due to a decrease in the average debt balance of $784.5 million; and
•$19.4 million decrease due to a decrease in the average effective interest rate to 3.97% from 4.35%.

Debt termination expense. Debt termination expense was $24.4 million for the nine months ended September 30, 2020 compared to $2.4 million in the same period in 2019, an increase of $22.0 million. The increase was primarily due to write-offs for unamortized debt and other costs related to the $1.8 billion prepayment of ABS notes in September 2020.

Income taxes. Income tax expense was $28.1 million for the nine months ended September 30, 2020 compared to $20.7 million in the same period in 2019, an increase in income tax expense of $7.4 million. The increase in income tax expense was primarily due to an $8.6 million increase related to an intra-company asset sale from a U.S. entity to foreign entity that occurred during the nine months ended September 30, 2020, partially offset by a decrease in taxes as a result of decrease in pre-tax income.

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

The following table summarizes our contractual obligations and commercial commitments as of September 30, 2020:

	Contractual Obligations by Period
Contractual Obligations:	Total	Remaining 2020	2021	2022	2023	2024	2025 and thereafter
	(dollars in millions)
Principal debt obligations	$6,452.0	$138.0	$659.1	$735.7	$1,553.6	$1,330.0	$2,035.6
Interest on debt obligations(1)	838.8	51.7	193.1	168.2	139.9	94.2	191.7
Finance lease obligations(2)	19.9	0.8	3.1	3.1	3.1	9.8	—
Operating leases (mainly facilities)	7.3	0.7	2.9	2.2	1.4	0.1	—
Purchase obligations:
Equipment purchases payable	96.8	96.8	—	—	—	—	—
Equipment purchase commitments	552.8	352.8	200.0	—	—	—	—
Total contractual obligations	$7,967.6	$640.8	$1,058.2	$909.2	$1,698.0	$1,434.1	$2,227.3
(1)Amounts include actual interest for fixed debt, estimated interest for floating-rate debt and interest rate swaps which are in a payable position based on September 30, 2020 rates.
(2)Amounts include interest.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

As of September 30, 2020, we had derivative agreements in place to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Derivatives	Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Cap Rate	Weighted Average Remaining Term
Interest Rate Swap(1)	$1,805.6 Million	2.00%	n/a	5.1 years
Interest Rate Cap	$200.0 Million	n/a	5.5%	1.3 years
(1)     The impact of forward starting swaps with total notional amount of $350.0 million will increase the weighted average remaining term to 6.1 years.

Our derivative agreements are designated as cash flow hedges for accounting purposes. Any unrealized gains or losses related to the changes in fair value are recognized in accumulated other comprehensive income and reclassified to interest and debt expense as they are realized. As of September 30, 2020, we do not have any non-designated derivatives. Previously, a portion of our swap portfolio was not designated and changes in the fair value of non-designated derivative agreements were recognized in the consolidated statements of operations as unrealized (gain) loss on derivative instruments, net and reclassified to realized (gain) loss on derivative instruments, net as they were realized.

Approximately 90% of our debt is either fixed or hedged using derivative instruments which helps mitigate the impact of changes in short-term interest rates. However, a 100 basis point increase in the interest rates on our unhedged debt (primarily LIBOR) would result in an increase of approximately $6.3 million in interest expense over the next 12 months.

Foreign currency exchange rate risk

Although we have significant foreign-based operations, the majority of our revenues and our operating expenses are denominated in U.S. dollars. However, we pay our non-U.S. employees in local currencies and certain operating expenses are denominated in foreign currencies. Net foreign currency exchange gains and losses were immaterial for the three and nine months ended September 30, 2020 and 2019.

ITEM 4.    CONTROLS AND PROCEDURES.

Our senior management has evaluated the effectiveness and design of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e)), as of September 30, 2020. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded, as of September 30, 2020, that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three and nine months ended September 30, 2020, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The ongoing COVID-19 pandemic has resulted in a significant impact to businesses and supply chains globally. The imposition of work, social and travel restrictions, as well as other actions by government authorities to contain the outbreak, led to a significant decline in the global economy in the first half of 2020, including extended shutdowns of certain businesses, lower factory production, reduced volumes of global exports and disruptions in global shipping. This led to reduced container demand, which pressured container lease rates in the first half of the year, and increased the credit risk profile of our shipping line customers. Following the easing of measures to contain the spread of the pandemic and the initial reopening of businesses, trade volumes and container demand recovered strongly in the third quarter. However, many countries are seeing a resurgence in COVID-19 cases and there continues to be a high degree of risk and uncertainty with respect to the outlook for global economic conditions, global trade and container demand.

Risks associated with the COVID-19 pandemic on the Company include, but are not limited to:
•an increase in credit concerns relating to our shipping line customers in the event that they face reduced demand, operational disruptions and increased costs relating to the pandemic, including the risk of bankruptcy or significant payment defaults or delays;
•reduced demand for containers and increased pressure on lease rates;
•reduced demand for sale of containers;
•operational issues that could prevent our containers from being discharged or picked up in affected areas or in other locations after having visited affected areas for a prolonged period of time;
•business continuity risks associated with remote working arrangements adopted during the pandemic, including increased cybersecurity risks, internet capacity constraints or other systems problems, and unanticipated difficulties or delays in our financial reporting processes;
•liquidity risks, including that disruptions in financial markets as a result of the pandemic may increase the cost and availability of capital, and the risk of non-compliance with financial covenants in debt agreements;
•potential impacts on key management, including health impacts and distraction caused by the pandemic response; and
•potential impacts on business relationships due to prolonged restrictions on travel.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Share Repurchase Program

The following table provides certain information with respect to the Company's purchases of its common shares during the three months ended September 30, 2020:

	Issuer Purchases of Common Shares(1)
Period	Total number of shares purchased(2)	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)
July 1, 2020 through July 31, 2020	285,719	$29.84	$155,474
August 1, 2020 through August 31, 2020	70,989	$31.81	$153,215
September 1, 2020 through September 30, 2020	—	$—	$153,215
Total	356,708	$30.23	$153,215
(1)On April 21, 2020, the Company's Board of Directors increased the share repurchase authorization to $200.0 million. The revised authorization may be used by the Company to repurchase common or preferred shares.
(2)This column represents the total number of shares purchased and the total number of shares purchased as part of publicly announced plans.

ITEM 6.    EXHIBITS.

Exhibit Number	Exhibit Description
4.1	Indenture, dated September 21, 2020, between Triton Container Finance VIII LLC and Wilmington Trust, National Association, as indenture trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed September 21, 2020)
4.2	Series 2020-1 Supplement, dated September 21, 2020, between Triton Container Finance VIII LLC and Wilmington Trust, National Association, as indenture trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed September 21, 2020)
31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Instance Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Inline XBRL Data (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________________________________________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRITON INTERNATIONAL LIMITED

October 23, 2020	By:	/s/ JOHN BURNS
John Burns
Chief Financial Officer