Form 10-K
period 2020-12-31
Triton International Ltd
filed 2021-02-16
CIK 1660734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of voting common shares held by non-affiliates as of June 30, 2020 was approximately $1,723.0 million. As of February 5, 2021, there were 67,251,383 common shares, $0.01 par value, of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part of Form 10-K	Document Incorporated by Reference
Part III, Items 10, 11, 12, 13, and 14	Portion of the Registrant's proxy statement to be filed in connection with the Annual Meeting of Shareholders of the Registrant to be held on April 27, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the Securities and Exchange Commission, or SEC, or in connection with oral statements made to the press, potential investors or others. All statements other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, future costs, prospects, plans and objectives of management are forward-looking statements. The words "expect," "estimate," "anticipate," "predict," "believe," "think," "plan," "will," "should," "intend," "seek," "potential" and similar expressions and variations are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

All forward-looking statements address matters that involve risks and uncertainties, many of which are beyond Triton's control. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements and, therefore, you should not place undue reliance on any such statements. These factors include, without limitation, economic, business, competitive, market and regulatory conditions and the following:
•the impact of COVID-19 on our business and financial results;
•decreases in the demand for leased containers;
•decreases in market leasing rates for containers;
•difficulties in re-leasing containers after their initial fixed-term leases;
•customers' decisions to buy rather than lease containers;
•dependence on a limited number of customers and suppliers;
•customer defaults;
•decreases in the selling prices of used containers;
•extensive competition in the container leasing industry;
•difficulties stemming from the international nature of Triton's businesses;
•decreases in demand for international trade;
•disruption to Triton's operations resulting from political and economic policies of the United States and other countries, particularly China, including but not limited to, the impact of trade wars, duties and tariffs;
•disruption to Triton's operations from failure of, or attacks on, Triton's information technology systems;
•disruption to Triton's operations as a result of natural disasters;
•compliance with laws and regulations related to economic and trade sanctions, security, anti-terrorism, environmental protection and corruption;
•ability to obtain sufficient capital to support growth;
•restrictions imposed by the terms of Triton's debt agreements;
•changes in the tax laws in Bermuda, the United States and other countries; and
•other risks and uncertainties, including those listed under the caption "Risk Factors."

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

We have adopted a code of ethics that applies to all of our employees, officers, and directors, including our principal executive officer and principal financial officer. The text of our code of ethics is posted within the Corporate Governance portion of the "Investors" section of our website.

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

Our operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of December 31, 2020, our total fleet consisted of 3.7 million containers and chassis, representing 6.2 million twenty-foot equivalent units ("TEU") or 7.0 million cost equivalent units ("CEU"). We have an extensive global presence offering leasing services through local offices and utilize third-party container depots throughout the world. Our primary customers include the world's largest container shipping lines. Our global field operations include sales, operations, equipment resale, and logistics services. Our registered office is located in Bermuda.

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

Over the last thirty years, containerized trade has grown at a rate greater than that of general worldwide economic growth. According to Clarkson Research Studies, worldwide containerized cargo volume increased at a compound annual growth rate ("CAGR") of 7.8% from 1990 to 2020. We believe that this high historical growth was due to several factors, including the shift in global manufacturing capacity to lower labor cost areas such as China and India, the continued integration of developing high growth economies into global trade patterns and the continued conversion of cargo from bulk shipping into containers. However, worldwide containerized cargo volume growth has been lower over the last few years, averaging 4.3% CAGR from 2015 to 2020, due to weak global economic growth and a significant reduction in the difference between global trade growth and global economic growth.

Container leasing companies maintain inventories of new and used containers in a wide range of worldwide locations and supply these containers primarily to shipping line customers under a variety of short and long-term lease structures. We estimate that container lessors owned approximately 50% of the total worldwide container fleet of roughly 45 million TEU at the end of 2020.

Leasing containers helps shipping lines improve their container fleet efficiency and provides shipping lines with an alternative source of equipment financing. Given the uncertainty and variability of export volumes, and the fact that shipping lines have difficulty in accurately forecasting their container requirements on a day-by-day, port-by-port basis, the availability of containers for lease on short notice reduces shipping lines' need to purchase and maintain larger container inventory buffers. In addition, the drop-off flexibility provided by operating leases also allows the shipping lines to adjust their container fleet sizes and the mix of container types in their fleets both seasonally and over time and helps balance their trade flows.

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

        Our fleet primarily consists of five types of equipment:
•Dry Containers.  A dry container is a steel constructed box with a set of doors on one end. Dry containers come in lengths of 20, 40 or 45 feet. They are 8 feet wide, and either 8½ or 9½ feet tall. Dry containers are the least expensive and most widely used type of intermodal container and are used to carry general cargo such as manufactured component parts, consumer staples, electronics and apparel.
•Refrigerated Containers.  Refrigerated containers include an integrated cooling machine and an insulated container. Refrigerated containers come in lengths of 20 or 40 feet. They are 8 feet wide, and are either 8½ or 9½ feet tall. These containers are typically used to carry perishable cargo such as fresh and frozen produce.
•Special Containers.  Most of our special containers are open top and flat rack containers. Open top containers come in similar sizes as dry containers, but do not have a fixed roof. Flat rack containers come in varying sizes and are steel platforms with folding ends and no fixed sides. Open top and flat rack containers are generally used to move heavy or bulky cargos, such as marble slabs, steel coils or factory components, that cannot be easily loaded on a fork lift through the doors of a standard container.
•Tank Containers.  Tank containers are stainless steel cylindrical tanks enclosed in rectangular steel frames with the same outside dimensions as 20 foot dry containers. These containers carry bulk liquids such as chemicals.
•Chassis.  An intermodal chassis is a rectangular, wheeled steel frame, generally 23½, 40 or 45 feet in length, built specifically for the purpose of transporting intermodal containers over the road. Longer sized chassis, designed to solely accommodate rail containers, can be up to 53 feet in length. When mounted on a chassis, the container may be trucked either to its destination or to a railroad terminal for loading onto a rail car. Our chassis are primarily used in the United States.

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

  Our lease products provide numerous operational and financial benefits to our shipping line customers. These benefits include:
•Operating Flexibility.  The timing, location and daily volume of cargo movements for a shipping line are often unpredictable. Leasing containers and chassis helps our customers manage this uncertainty and minimizes the requirement for large inventory buffers by allowing them to pick-up leased equipment on short notice.
•Fleet Size and Mix Flexibility.  The drop-off flexibility included in container and chassis operating leases allows our customers to more quickly adjust the size of their fleets and the mix of container types in their fleets as their trade volumes and patterns change due to seasonality, market changes or changes in company strategies.
•Alternative Source of Financing.  Container and chassis leases provide an additional source of equipment financing to help our customers manage the high level of investment required to maintain pace with the growth of the asset intensive container shipping industry.

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

We categorize our operating leases as either long-term leases or service leases. Some leases have contractual terms that have features reflective of both long-term and service leases. We classify such leases as either long-term or service leases, depending upon which features we believe are predominant. Long-term leases typically have initial contractual terms ranging from three to eight or more years. Our long-term leases require our customers to maintain specific units on-hire for the duration of the lease term, and they provide us with predictable recurring cash flow. As of December 31, 2020, 73.8% of our on-hire containers and chassis were under long-term operating leases.

        We also have expired long-term leases whose fixed terms have ended but for which the related units remain on-hire and for which we continue to receive rental payments pursuant to the terms of the initial contract. As of December 31, 2020, 14.6% of our on-hire containers and chassis were on long-term leases whose fixed terms have expired but for which the related units remain on-hire and for which we continue to receive rental payments.

        Service leases allow our customers to pick-up and drop-off equipment during the term of the lease, subject to contractual limitations. Service leases provide the customer with a higher level of flexibility than long-term leases and, as a result, typically carry a higher per diem rate. The terms of our service leases can range from 12 months to five years, though because equipment can be returned during the term of a service lease and since service leases are generally renewed or modified and extended upon expiration, lease term does not dictate expected on-hire time for our equipment on service leases. As of December 31, 2020, 7.2% of our on-hire containers and chassis were under service leases and this equipment has been on-hire for an average of 31 months.

  Finance Leases.    Finance leases provide our customers with an alternative method to finance their equipment acquisitions. Finance leases are generally structured for specific quantities of equipment, generally require the customer to keep the equipment on-hire for its remaining useful life, and typically provide the customer with a purchase option at the end of the lease term. As of December 31, 2020, approximately 4.4% of our on-hire containers and chassis were under finance leases.

The following table provides a summary of our equipment lease portfolio by lease type, based on cost equivalent units (CEU), as of December 31, 2020:

Lease Portfolio	December 31, 2020
Long-term leases	73.8%
Finance leases	4.4
Service leases	7.2
Expired long-term leases (units on-hire)	14.6
Total	100.0%

As of December 31, 2020, our long-term and finance leases had an average remaining duration of 49 months, assuming no leases are renewed. However, we believe that many of our customers will renew operating leases for equipment that is less than sale age at the expiration of the lease. In addition, our equipment on operating leases typically remains on-hire at the contractual per diem rate for an additional six to twelve months beyond the end of the contractual lease term due to the logistical requirements in our leases that require our customers to return the containers and chassis to specific drop-off locations.

Logistics Management, Re-leasing, Depot Management and Equipment Disposals

We believe that managing the period after our equipment's first lease is the most important aspect of our business. Successful management of this period requires disciplined logistics management, extensive re-lease capability, careful cost control and effective sales of used equipment.

       Logistics Management.    Since the late 1990's, the shipping industry has been characterized by large regional trade imbalances, with loaded containers generally flowing from export-oriented economies in Asia to North America and Western Europe. Because of these trade imbalances, shipping lines have an incentive to return leased containers in North America and Europe to reduce the cost of empty container backhaul. Triton attempts to mitigate the risk of these unbalanced trade flows by maintaining a large portion of our fleet on long-term and finance leases and by contractually restricting the ability of our customers to return containers outside of Asian demand locations.

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

Depot Management.    As of December 31, 2020, we managed our equipment fleet through 430 third-party owned and operated depot facilities located in 46 countries. Depot facilities are generally responsible for repairing our containers and chassis when they are returned by lessees and for storing the equipment while it is off-hire. We have a global operations group that is responsible for managing our depot contracts and they also regularly visit the depot facilities to conduct inventory and repair audits. We also supplement our internal operations group with the use of independent inspection agents.

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

Locations

We have an extensive global presence, offering leasing services through 19 offices and 3 independent agencies located in 16 countries.

Customers

Our customers are mainly international shipping lines, though we also lease containers to freight forwarding companies and manufacturers. We believe that we have strong, long-standing relationships with our largest customers, most of whom we have done business with for more than 30 years. Our twenty largest customers account for 84% of our lease billings. The shipping industry has been consolidating for a number of years, and further consolidation could increase the portion of our revenues that come from our largest customers. Our five largest customers accounted for 58% of our lease billings, and our two largest customers accounted for 22% and 14% of our lease billings in 2020. A default by one of our major customers could have a material adverse impact on our business, financial condition and future prospects.

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

We historically maintained credit insurance to help mitigate the cost and risk of lessee defaults. However, after a major bankruptcy in the shipping industry in 2016, the availability of credit insurance protection became much more limited and the cost of the more limited protection increased substantially.  Therefore, we may be forced to incur all of the losses resulting from future lessee defaults, significantly increasing the likelihood that a lessee default would have a material adverse impact on our profitability and financial condition.

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

Suppliers

 We have long-standing relationships with all of our major suppliers. We purchase most of our equipment in China. There are four large manufacturers of dry containers and four large manufacturers of refrigerated containers, though for both dry containers and refrigerated containers, the largest manufacturer accounts for more than 40% of global production volume. Our procurement and engineering staff reviews the designs for our containers and periodically audits the production facilities of our suppliers. In addition, we use our procurement and engineering group and third-party inspectors to visit factories when our containers are being produced to provide an extra layer of quality control. Nevertheless, defects in our containers sometimes occur. We work with the manufacturers to correct these defects, and our manufacturers have generally honored their warranty obligations in such cases.

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

Segments

We operate our business in one industry, intermodal transportation equipment, and have two business segments, which also represent our reporting segments:
•Equipment leasing—Our equipment leasing operations include the acquisition, leasing, re-leasing and ultimate sale of multiple types of intermodal transportation equipment, primarily intermodal containers.
•Equipment trading—We purchase containers from shipping line customers, and other sellers of containers, and resell these containers to container retailers and users of containers for storage or one-way shipment.

Human Capital Management

We seek to attract, retain, and develop the best talent available in order to drive our continued success and achieve our business goals. Our workforce as of December 31, 2020 was comprised of approximately 242 employees located in 19 offices and 13 countries. Approximately 40% of our workforce is located outside the U.S. We are not a party to any collective bargaining agreements. Our workforce was relatively flat in 2020 compared to 2019. Voluntary workforce turnover for the year was 3.7%.

Our approach to human capital management is underpinned by our corporate culture, which seeks to foster an inclusive and respectful work environment where employees are empowered at all levels to implement new ideas to better serve our global customer base and continuously improve our processes and operations. This culture is supported by a flat organizational structure that enables speed of decision making and execution; compensation programs that emphasize Company-wide common shared objectives; a diverse, international team that mirrors our local communities and customer base; robust training and development opportunities; and resources for employees to seek guidance and raise concerns when needed. We believe the combination of competitive compensation and benefits, career growth and development opportunities and our strong corporate culture promote increased employee tenure and reduced voluntary turnover. Our average employee tenure was 13 years for all employees and 20 years for leadership (defined as vice president level and above). In 2020, 40% of open positions were filled with internal candidates.

As of December 31, 2020, our global workforce was approximately 60% male and 40% female. In the U.S., approximately 30% of our workforce was comprised of racial and ethnic minorities. Triton is committed to diversity and inclusion across our Company, and one of our goals is to increase diverse talent across our leadership. Our commitment to diversity recruiting includes partnering with external organizations to develop a diverse talent pipeline, applying a diverse slate approach to increase diversity within our executive management team and developing policies and initiatives aimed at further promoting diversity and inclusion in our organization.

In 2020, the COVID-19 pandemic had a significant impact on our human capital management. A majority of our workforce worked remotely beginning in the first quarter and continuing through the end of the year, and we instituted reduced office capacity and staggered shifts, upgraded cleaning practices, social distancing requirements and other safety measures and procedures for those employees who worked at our office locations during this time. We did not furlough or conduct any employee layoffs due to the pandemic during the year.

For additional information, please see the section titled “Human Capital Management, Talent Development and Succession Planning” in our 2020 Proxy Statement.

Environmental

        We face a number of environmental concerns, including potential liability due to accidental discharge from our containers, potential equipment obsolescence or retrofitting expenses due to changes in environmental regulations, and increased risk of container performance problems due to container design changes driven by environmental factors. These risks are particularly significant for our refrigerated container product line. These containers use refrigerant gasses with high global warming potential and the blowing agent historically used in the insulation for refrigerated containers has also been targeted for elimination in the European Union. Refrigerated container manufacturers are also planning to change the treatment process for the steel frame of refrigerated containers in a way that may lead to increased corrosion risk. Additional information on environmental and equipment performance risks is located in the Risk Factors section.

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

Information about our Executive Officers

Name	Age	Current Position	Position Held Since
Brian M. Sondey	53	Chairman, Chief Executive Officer	2016
John Burns	60	Senior Vice President and Chief Financial Officer	2016
Carla Heiss	51	Senior Vice President, General Counsel and Secretary	2019
John F. O'Callaghan	60	Executive Vice President and Global Head of Marketing & Operations	2016
Kevin Valentine	55	Senior Vice President, Triton Container Sales	2016

Brian M. Sondey is our Chairman and Chief Executive Officer. Upon the closing of the merger of TCIL and TAL in July 2016, Mr. Sondey, who had served as Chairman, President and Chief Executive Officer of TAL since 2004, became Chairman and Chief Executive Officer of Triton. Mr. Sondey joined TAL’s former parent, Transamerica Corporation, in April 1996 as Director of Corporate Development. He then joined TAL International Container Corporation in November 1998 as Senior Vice President of Business Development. In September 1999, Mr. Sondey became President of TAL International Container Corporation. Prior to his work with Transamerica Corporation and TAL International Container Corporation, Mr. Sondey worked as a Management Consultant at the Boston Consulting Group and as a Mergers & Acquisitions Associate at J.P. Morgan. Mr. Sondey holds an MBA from The Stanford Graduate School of Business and a BA degree in Economics from Amherst College.

John Burns is our Senior Vice President and Chief Financial Officer. Upon the closing of the merger of TCIL and TAL in July 2016, Mr. Burns, who had served as the Senior Vice President and Chief Financial Officer of TAL since 2009, became the Senior Vice President and Chief Financial Officer of Triton. Mr. Burns joined TAL’s former parent, Transamerica Corporation in 1996 as Director of Internal Audit and progressed over time to positions of increasing responsibility. Prior to his work with Transamerica Corporation and TAL International Container Corporation, Mr. Burns worked as an Audit Senior Manager at Ernst & Young LLP. Mr. Burns holds a BA in Finance from the University of St. Thomas, St. Paul, Minnesota and is a certified public accountant.

Carla Heiss is our Senior Vice President, General Counsel and Secretary and has served in this role since December 2019. Prior to joining Triton, Ms. Heiss was Deputy General Counsel and Secretary at Bunge Limited, where she worked from 2003 to 2019. Prior to that, she worked as an Associate in Capital Markets and International Finance at Shearman & Sterling, LLP from 1994 to 2003. Ms. Heiss holds a J.D. degree from the George Washington University Law School and earned her B.A. degree in Government from Cornell University.

John O’Callaghan is our Executive Vice President and Global Head of Field Marketing and Operations. Upon the closing of the merger of TCIL and TAL in July 2016, Mr. O’Callaghan, who had served as the Senior Vice President for Europe, North America, South America and the Indian Subcontinent of TCIL since 2006, became the Executive Vice President, Global Head of Field Marketing & Operations of Triton. Mr. O’Callaghan joined TCIL in 1994 as Marketing Manager of Refrigerated Containers and progressed over time to positions of increasing responsibility. Prior to his work with TCIL, Mr. O’Callaghan worked as an Architect at Buro Bolles Wilson, Germany & Young LLP and was also an Architect at Canary Wharf development with Koetter Kim. Mr. O’Callaghan studied engineering at Trinity College Dublin and qualified with RIBA (Royal Institute of British Architects) as an architect with the Architectural Association in London.

Kevin Valentine is our Senior Vice President of Triton Container Sales. Upon the closing of the merger of TCIL and TAL in July 2016, Mr. Valentine, who had served as the Senior Vice President of Trader and Global Operations of TAL since 2011, became the Senior Vice President of Triton Container Sales of Triton. Mr. Valentine joined TAL International Container Corporation in 1994 as Regional Marketing Manager and progressed over time to positions of increasing responsibility. Prior to his work with TAL, Mr. Valentine worked as a Marketing Manager at Tiphook Container Rental. Mr. Valentine received a BA (Hons) degree in Business from Middlesex University, London, England.

ITEM 1A. RISK FACTORS

Risks Related to the COVID-19 Pandemic

The continued spread of the COVID-19 pandemic may have a material adverse impact on our business, financial condition and results of operations.

The ongoing COVID-19 pandemic has resulted in a significant impact to businesses and supply chains globally. The imposition of work, social and travel restrictions, as well as other actions by government authorities to contain the outbreak, led to a significant decline in the global economy in the first half of 2020, including extended shutdowns of certain businesses, lower factory production, reduced volumes of global exports and disruptions in global shipping. This led to reduced container demand, which pressured container lease rates in the first half of 2020, and increased the credit risk profile of our shipping line customers. Following the easing of measures to contain the spread of the pandemic and the initial reopening of businesses, trade volumes and container demand recovered strongly in the third quarter of 2020. However, many countries are seeing a resurgence in COVID-19 cases, including our main demand locations in China, and there continues to be a high degree of risk and uncertainty with respect to the outlook for global economic conditions, global trade and container demand.

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

Risks Related to Our Business and Industry

The international nature of our business exposes us to numerous risks.

Our ability to enforce lessees’ obligations will be subject to applicable law in the jurisdiction in which enforcement is sought. As containers are used in international commerce, it is not possible to predict, with any degree of certainty, the jurisdictions in which enforcement proceedings may be commenced. For example, repossession from defaulting lessees may be difficult and more expensive in jurisdictions in which laws do not confer the same security interests and rights to creditors and lessors as those in the United States and in other jurisdictions where recovery of containers from defaulting lessees is more cumbersome. As a result, the costs, relative success and expedience of collecting receivables or pursuing enforcement proceedings with respect to containers in various jurisdictions cannot be predicted.

We are also subject to numerous other risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. Several of these risks are discussed in more detail throughout this Risk Factors section. Additional risks of international operations include, but are not limited to:

•changes in governmental policy or regulation affecting our business and industry;
•restrictions on the transfer of funds into or out of countries in which we operate;
•government instability;
•nationalization of foreign assets;

•government protectionism; and
•labor or other disruptions at key ports or at manufacturing facilities of our suppliers.

We are also subject to the impact of political, economic and social instability. For example, the United Kingdom has exited from the European Union ("Brexit"), effective on January 31, 2020. The long-term effect of Brexit will depend on the terms negotiated between the UK and the EU, which may take years to complete and may include, among other things, greater restrictions on imports and exports between the UK and EU countries, fluctuations in currency exchange rates and additional regulatory complexity, as well as potential higher costs of conducting business in Europe. Any one or more of these or other factors could adversely affect our current or future international operations and business.

Container leasing demand can be negatively affected by decreases in global trade due to global and regional economic downturns, government policies and trade disputes.

Overall demand for containers depends largely on the rate of world trade and economic growth. A significant downturn in global economic growth or recessionary conditions in major geographic regions, or reductions in global trade due to government trade policies, such as tariffs, duties, subsidies, taxes and import and export restrictions, as well as international trade disputes, can negatively affect container demand and lessors' decisions to lease containers. During economic downturns or periods of reduced trade, shipping lines tend to use and lease fewer containers, or lease containers only at reduced rates, and tend to rely more on their own fleets to satisfy a greater percentage of their requirements. As a result, during periods of weak global economic activity or reduced trade, container lessors typically experience decreased leasing demand, decreased equipment utilization, lower average rental rates, decreased leasing revenue, decreased used container resale prices and significantly decreased profitability. These effects can be severe.

For example, our key operating metrics and profitability in 2019 and the first half of 2020 were negatively impacted by reduced trade and economic growth, both of which were affected by increased trade tariffs due to the U.S./China trade dispute and the onset of the COVID -19 pandemic and related lockdowns. Our utilization, average leasing rates and used container prices decreased steadily throughout 2019 and the first half of the 2020, and our profitability decreased during this period as well. We have also experienced a number of other periods of weak performance due to adverse global economic conditions, including in 2009 due to the global financial crisis, and during 2015 and 2016 due to a global manufacturing recession. During both of these periods, our profitability and growth rate were significantly impacted by weak container demand.

Fluctuations in global trade cause our business to experience cyclicality.

Market conditions in our industry have historically experienced a high level of cyclicality, with periods of strong growth in global trade and high demand for containers followed by periods of weak conditions. Market conditions were exceptionally strong during the second half of 2020 after being weak for much of 2019 and the first half of 2020, but the current outlook for the global economy, global trade and the container leasing market are highly uncertain due to the ongoing COVID-19 pandemic.

New container prices have also experienced a high level of volatility, and a decrease in new container prices typically negatively impacts our profitability by reducing the lease rates and sale prices we receive for our equipment. These impacts can be severe when new container prices are low for an extended period of time.

We face extensive competition in the container leasing industry.

The container leasing and sales business is highly competitive. We compete with six other major leasing companies, many smaller container lessors, equipment financing companies, and manufacturers of container equipment, who sometimes lease and finance containers directly with our shipping line customers. Some of these competitors may have greater financial resources and access to capital than us and may have lower investment return expectations. Additionally, some of these competitors may, at times, accumulate a high volume of underutilized inventories of containers, which could lead to significant downward pressure on lease rates and margins.

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

Increased tariffs or other trade actions could adversely affect our business, financial condition and results of operations.

The international nature of the container industry exposes us to risks relating to the imposition of import and export duties and quotas and domestic and foreign customs and tariffs. These risks have increased recently as the United States and other countries have adopted protectionist trade policies and have encouraged the onshoring of manufacturing. Trade growth and demand for leased containers decreased significantly from 2018 to 2019 due to a trade dispute between the U.S. and China that led to both countries imposing tariffs on imported goods from the other. While the United States and China agreed in January 2020 to limit further actions, tariffs and other trade barriers remain historically high and key areas of difference remain unresolved. Given the importance of the United States and China in the global economy, these increased tariffs and duties could significantly reduce the volume of goods traded internationally and reduce the rate of global economic growth. Increased trade barriers and the risk of further disruptions is also motivating some manufacturers and retailers to reduce their reliance on overseas production and could reduce the long-term growth rate for international trade, leading to decreased demand for leased containers, lower new container prices, decreased market leasing rates and lower used container disposal prices. These impacts could have a materially adverse effect on our business, profitability and cash flows.

In addition, various government bodies continue to take actions impacting international trade. For example, in December 2020, the U.S. Commerce Department issued an affirmative preliminary countervailing duty determination on certain chassis and subassemblies imported from China and is expected to announce its preliminary findings with respect to anti-dumping duties in early 2021. As a result, we may face increased costs to acquire chassis going forward, which we may be unable to recover through increases in leasing rates.

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

Effective January 1, 2019, new accounting standards for operating leases required the recognition of a right-of-use ("ROU") asset and corresponding lease liability on the lessee's balance sheet for leases with a lease term greater than one year, resulting in higher levels of reported leverage. Previously, operating leases were not presented on the balance sheet and this difference in accounting treatment may cause our customers to consider lease structures with shorter duration and reevaluate their lease versus buy decisions.

Market leasing rates may decrease due to a decrease in new container prices, weak leasing demand, increased competition or other factors.

Market leasing rates are typically a function of, among other things, new equipment prices (which are heavily influenced by steel prices), interest rates, the type and length of the lease, the equipment supply and demand balance at a particular time and location, and other factors described in this “Risk Factors” section.

A decrease in market leasing rates negatively impacts the leasing rates on both new container investments and the existing containers in our fleet. Most of our existing containers are on operating leases, with lease terms shorter than the expected life of the container, thus the lease rate we receive for the container is subject to change at the expiration of the current lease. The profitability impact of decreasing lease rates on existing containers can be particularly severe since it leads to a reduction in revenue with no corresponding reduction in investment or expenses.

We purchase containers from a small number of container manufacturers primarily based in China, potentially limiting our ability to maintain an adequate supply of containers and increasing our risk of negative outcomes from any manufacturing disputes.

The vast majority of intermodal containers are currently manufactured in China, and we currently purchase substantially all of our dry, refrigerated, special, and tank containers from manufacturers based there. In addition, the container manufacturing industry in China is highly concentrated. In the event that it were to become more difficult or more expensive for us to procure containers in China because of further consolidation among container suppliers, reduced production by our suppliers, increased tariffs imposed by the United States or other governments or for any other reason, we may be unable to fully pass these increased costs through to our customers in the form of higher lease rates and we may not be able to adequately invest in and grow our container fleet.

Additionally, we may face significant challenges in the event of disputes with container manufacturers due to the limited number of potential alternative suppliers and higher uncertainty of outcomes for commercial disputes in China. Such disputes could involve manufacturers’ warranties or manufacturers’ ability and willingness to comply with key terms of our purchase agreements such as container quantities, container quality, delivery timing and price.

Manufacturers of equipment may be unwilling or unable to honor manufacturer warranties covering defects in our equipment or we may incur significant increased costs or reductions in the useful life of equipment due to changes in manufacturing processes, which could adversely affect our business, financial condition and results of operations.

We obtain warranties from the manufacturers of equipment that we purchase. When defects in the containers occur, we work with the manufacturers to identify and rectify the problems. However, there is no assurance that manufacturers will be willing or able to honor warranty obligations. In addition, manufacturers’ warranties typically do not cover the full expected life of our containers. If the manufacturer is unwilling or unable to honor warranties covering failures occurring within the warranty period or if defects are discovered in containers that are no longer covered by manufacturers' warranties, we could be required to expend significant amounts of money to repair the containers, the useful lives of the containers could be shortened and the value of the containers reduced.

Several key container components and manufacturing processes have undergone changes over the last several years, in many cases due to environmental concerns. These changes include, but are not limited to, the following:

•Changes in paint application systems to water-based from solvent-based;
•Changes to the wood floorboard materials to farm-grown woods from tropical hard woods; and
•Changes to insulation foaming processes for the walls of refrigerated containers.

These changes have not yet proven their durability over the typical 12 to 15 year life of a container in a marine environment. Therefore, the impact of these and future changes in manufacturing processes or materials on the quality and durability of our equipment is uncertain and may result in increased costs to maintain or a significant reduction in the useful life of the equipment.

We are exposed to customer credit risk, including the risk of lessee defaults.

Our containers and chassis are leased to numerous customers, who are responsible to pay lease rentals and other charges, including repair fees and costs for damage to or loss of equipment. Some of our customers are privately owned and do not provide detailed financial information regarding their operations. Our customers could incur financial difficulties, or otherwise have difficulty making payments to us when due for any number of factors which we may be unable to anticipate. A delay or diminution in amounts received under the leases, or a default in the performance of our lessees' obligations under the leases could adversely affect our business, financial condition, results of operations and cash flows and our ability to make payments on our debt.

In addition, when lessees default, we may fail to recover all of our equipment, and the equipment we do recover may be returned in damaged condition or to locations where we may not be able to efficiently re-lease or sell them. As a result, we may have to repair and reposition our equipment to other places where we can re-lease or sell them and we may lose lease revenues and incur additional operating expenses in repossessing, repositioning and storing the equipment. We also often incur extra costs when repossessing containers from a defaulting lessee. These costs typically arise when our lessee has also defaulted on payments owed to container terminals or depot facilities where the repossessed containers are located. In such cases, the terminal or depot facility may delay or bar us from taking possession of our containers or sometimes seek to have us repay a portion of the lessee's unpaid bills as a condition to releasing the containers back to us.

While the container shipping industry experienced improved profitability in 2020, the industry has generally been characterized by excess vessel capacity and weak financial performance. A number of our customers generated significant financial losses in the years prior to 2020 and many are burdened by high levels of debt. We experienced a major lessee default in 2016 when Hanjin Shipping Co. Ltd. ("Hanjin") filed for court protection and immediately began a liquidation process. At that time, we had approximately 87,000 containers on lease to Hanjin with a net book value of $243.3 million. We recorded a loss of $29.7 million during the third quarter ended September 30, 2016, related to the Hanjin bankruptcy. The impact of the

Hanjin bankruptcy was significantly lessened by credit insurance policies in place during 2016, which covered the value of containers that were unrecoverable, costs incurred to recover containers and a portion of lost lease revenue. Since that time, the cost of credit insurance in our industry has increased significantly such that adequate coverage for the size of our operations has not been available at levels considered to be economical, and we may not be able to obtain such insurance in the future. As a result, a major customer default could have a significant adverse impact on our business, financial condition and cash flows.

Our customer base is highly concentrated. A default by or significant reduction in leasing business from any of our large customers could have a material adverse impact on our business and financial performance.

Our five largest customers represented approximately 58% of our lease billings in 2020. Our single largest customer, CMA CGM S.A., represented approximately 22% of lease billings in 2020, and our second largest customer Mediterranean Shipping Company S.A., represented approximately 14% of lease billings in 2020. Furthermore, the shipping industry has been consolidating for a number of years, and further consolidation could increase the portion of our revenues that come from our largest customers. Given the high concentration of our customer base, a default by or a significant reduction in future lease transactions with any of our major customers could materially reduce our leasing revenues, profitability, liquidity and growth prospects.

Used container sales prices are volatile and sale prices can fall below our accounting residual values, leading to losses on the disposal of our equipment.

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

Used container selling prices and the gains or losses that we have recognized from selling used containers have varied widely. In 2015 and 2016, used container prices dropped to levels below our estimated residual values, resulting in significant losses on sale of leasing equipment. Used container sale prices rebounded significantly in 2017 and 2018, declined in 2019, and again rebounded significantly in the second half of 2020. If disposal prices were to fall back below our residual values for an extended period, it would have a significantly negative impact on our profitability and cash flows.

Equipment trading results have been highly volatile and are subject to many factors outside of our control.

The profitability of our equipment trading activities has varied widely. Our ability to sustain a high level of equipment trading profitability will require securing large volumes of additional trading equipment and continuing to achieve high selling margins. Several factors could limit our trading volumes. Shipping lines that have sold containers to us could develop other means for disposing their equipment or develop their own sales networks. In addition, we may limit our purchases if we have concerns that used container selling prices might decrease. Our equipment trading results would also be negatively impacted by a reduction in our selling margins by increased competition for purchasing trading containers or by decreased sales prices. If sales prices rapidly deteriorate and we hold a large inventory of equipment that was purchased when prices for equipment were higher, then we may incur losses.

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

An asset impairment charge may result from the occurrence of an adverse change in market conditions, unexpected adverse events or management decisions that impact our estimates of expected cash flows generated from our long-lived assets. We review our long-lived assets, including our container and chassis equipment, goodwill and other intangible assets, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We may be required to recognize asset impairment charges in the future as a result of reductions in demand for specific container and chassis types, a weak economic environment, challenging market conditions, events related to particular customers or asset types, or as a result of asset or portfolio sale decisions by management. The likelihood that we could incur asset impairment charges increases during periods of low new container prices, low market lease rates and low used container selling prices.

In addition, while used container selling prices are currently above our estimated residual values, they are extremely volatile and if disposal prices fall below our residual values for an extended period, we would likely need to revise our estimates for residual values. Decreasing estimates for residual values would result in an immediate impairment charge on containers older than the estimated useful life in our depreciation calculations, and would result in increased depreciation expense for all of our other containers in subsequent periods. Asset impairment charges could significantly impact our profitability and could potentially cause us to breach the financial covenants contained in some or all of our debt agreements. The impact of asset impairment charges and a potential covenant default could be severe.

We may incur significant costs associated with relocation of leased equipment.

When lessees return equipment to locations where supply exceeds demand, containers are routinely repositioned to higher demand areas. Positioning expenses vary depending on geographic location, distance, freight rates and other factors. Positioning expenses can be significant if a large portion of our containers are returned to locations with weak demand. We seek to limit the number of containers that can be returned to areas where demand is not expected to be strong. However, future market conditions may not enable us to continue such practices. In addition, we may not be successful in accurately anticipating which port locations will be characterized by weak or strong demand in the future, and current contracts will not provide much protection against positioning costs if ports that are expected to be strong demand ports turn out to be low demand ports when the equipment is returned. In particular, many of our lease contracts are structured so that most containers will be returned to areas with current strong demand, especially major ports in China. If the economy in China continues to evolve in a way that leads to less focus on manufacturing and exports and more focus on consumer spending, imports and services, we may face large positioning costs in the future to relocate containers dropped off into China.

It may become more expensive for us to store our off-hire containers.

We are dependent on third-party depot operators to repair and store our equipment in port areas throughout the world. In many of these locations, the land occupied by these depots is increasingly being considered as prime real estate. Accordingly, some depots are seeking to increase the rates we pay to store our containers, and some local communities are increasing restrictions on depot operations which increase their costs of operation and, in some cases, force depots to relocate to sites further from the port areas. Additionally, depots in prime locations may become filled to capacity based on market conditions and may refuse additional containers due to space constraints. As a result of these factors, the cost of maintaining and storing our off-hire containers could increase significantly.

Sustained China and Asia economic, social or political instability could reduce demand for leasing.

Many of the shipping lines to which we lease containers are entities domiciled in Asian countries. In addition, many of our customers are substantially dependent upon shipments of goods exported from Asia. From time to time, there have been economic disruptions, financial turmoil and political instability in this region. These events could adversely affect our customers and lead to reduced demand for our containers or otherwise have an adverse effect on market conditions and our performance.

Catastrophic events caused by terrorist attacks or the outbreak of war and hostilities, severe weather or other events could negatively impact our operations and profitability and may expose us to liability.

Catastrophic events can be caused by natural factors, such as hurricanes or other severe storms, earthquakes, fires, or other events, such as chemical explosions, accidents or terrorist attacks. Severe weather conditions, including as a result of the effects of climate change, or other natural or man-made disasters where we have business operations could lead to economic instability and disruptions to world trade, disruptions to our operations and damage to or loss of our equipment, which could be material. In addition, any of these incidents or factors may directly impact ports, depots, our facilities or those of our suppliers or customers and could impact our and our customers' operations and supply chains. A severe disruption to the worldwide ports system and flow of goods and resulting adverse effects on the economy or consumer confidence, could result in a reduction in the level of international trade and lower demand for our containers. The incidence, severity and consequences of any these events are unpredictable.

It is also possible that our containers could be involved in a terrorist attack. Although our lease agreements typically require our customers to indemnify us against all damages and liabilities arising out of the use of our containers and we carry insurance to potentially offset any costs in the event that our customer indemnifications prove to be insufficient, our insurance does not cover certain types of terrorist attacks. We may also experience reputational harm from a terrorist attack in which one of our containers is involved.

Risks Related to Our Indebtedness and Liquidity

We have a substantial amount of debt outstanding and have significant debt service requirements. Our high level of indebtedness may reduce our financial flexibility, impede our ability to operate and increase our risk of default.

We use substantial amounts of debt to fund our operations, particularly our purchase of equipment. As of December 31, 2020, we had outstanding indebtedness of approximately $6,403.3 million under our debt facilities. Total interest and debt expense for the year ended December 31, 2020 was $253.0 million.

Our substantial amount of debt could have important consequences for investors, including:

•making it more difficult for us to satisfy our obligations with respect to our debt facilities, which could result in an event of default under the agreements governing such indebtedness and potentially lead to insolvency;
•requiring us to dedicate a substantial portion of our cash flow from operations to make payments on our debt, thereby reducing funds available for operations, capital expenditures, future business opportunities and other purposes;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
▪reducing our profit margin and investment returns on new container investments if we are unable to pass along increases in our cost of financing to our customers through higher lease rates,
•making it difficult for us to pay dividends on or repurchase our common and preferred shares;
•increasing our vulnerability to general adverse economic and industry conditions, including changes in interest rates; and
•placing us at a competitive disadvantage compared to our competitors having less debt.

We may also incur substantial additional indebtedness in the future. To the extent that new indebtedness is added to current debt levels, the risks described above would increase.

We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.

During difficult market environments, lenders to the container leasing industry may become more cautious, decreasing our sources of available debt financing and increasing our borrowing costs. In addition, we are the largest container leasing exposure for many of our lenders, and the amount of incremental loans available from our existing lenders may become constrained due to single-name credit limitations. If we cannot refinance our indebtedness, we may have to take actions such as selling assets, seeking equity capital or reducing or delaying future capital expenditures or other business investments, which could have a material adverse impact on our growth rate, profitability and cash flows. Such actions, if necessary, may not be effected on commercially reasonable terms.

Our credit facilities impose significant operating and financial restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions.

Our credit facilities and other indebtedness impose, and the terms of any future indebtedness may impose, significant operating, financial and other restrictions on us and our subsidiaries. These restrictions may limit or prohibit, among other things, our ability to:

•incur additional indebtedness;
•pay dividends on or redeem or repurchase our shares;
•issue additional share capital;

•make loans and investments;
•create liens;
•sell certain assets or merge with or into other companies;
•enter into certain transactions with our shareholders and affiliates;
•cause our subsidiaries to make dividend, distributions and other payments to us; and
•otherwise conduct necessary corporate activities.

These restrictions could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities. In addition, certain agreements governing our indebtedness contain financial maintenance covenants that require us to satisfy certain ratios such as maximum leverage, minimum net worth and minimum fixed charge coverage. A breach of any of the above restrictions or financial covenants could result in an event of default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness to be immediately due and payable and proceed against any collateral securing that indebtedness, which under certain circumstances could constitute substantially all of our container assets.

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

A significant increase in our borrowing costs could negatively affect our financial condition, cash flow and results of operations.

Our lease rental stream is generally fixed over the life of our leases whereas our interest costs can vary over time. The interest rates on our debt financings have several components, including credit spreads and underlying benchmark rates. We employ various hedging strategies to mitigate this interest rate risk. Our hedging strategies rely considerably on assumptions and projections regarding our assets and lease portfolio as well as general market factors. If any of these assumptions or projections prove to be incorrect or our hedges do not adequately mitigate the impact of changes in interest rates, we may experience volatility in our earnings that could adversely affect our profitability and financial condition. In addition, we may not be able to find market participants that are willing to act as our hedging counterparties on acceptable terms or at all, which could have an adverse effect on the success of our hedging strategies.

The expected discontinuation of the LIBOR benchmark interest rate may have an impact on our business.

On July 27, 2017, the U.K. Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR rates after 2021. As a result, the continuation of LIBOR on the current basis cannot be guaranteed after 2021 and it is likely that LIBOR will be phased out or modified by 2023. The FCA and the submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. Financial services regulators and industry groups are evaluating the phase-out of LIBOR and the development of alternate reference rate indices or reference rates.

In the United States, the Alternative Reference Rate Committee ("ARRC"), a group of diverse private-market participants assembled by the Federal Reserve Board and the Federal Reserve Bank of New York, was tasked with identifying alternative reference rates to replace LIBOR. The Secured Overnight Finance Rate ("SOFR") has emerged as the ARRC's preferred alternative rate for LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities in the repurchase agreement market. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates. In addition, it is uncertain what methods of calculating a replacement rate will be adopted generally or whether different industry bodies, such as the loan market and the derivatives market, will adopt the same methodologies.

As of December 31, 2020, we had $2,525.7 million of total debt outstanding under facilities with interest rates based on floating-rate indices. In addition, we had $1,710.0 million notional value of interest rate swaps in place that are indexed to

LIBOR. Our credit facilities include fallback language that seeks to facilitate an agreement with our lenders on a replacement rate for LIBOR in the event of its discontinuance. We cannot predict what reference rate would be agreed upon or what the impact of any such replacement rate would be to our interest expense. The Company's swap agreements are governed by the International Swap Dealers Association ("ISDA"), which has developed fallback language for swap agreements and has established guidelines to allow counterparties to modify historical trades to include the new fallback language. Potential changes to the underlying floating-rate indices and reference rates may have an adverse impact on our agreements indexed to LIBOR and could have a negative impact on our profitability and cash flows. Furthermore, we cannot predict or quantify the time, effort and cost required to transition to the use of new benchmark rates, including with respect to negotiating and implementing any necessary changes to existing contractual arrangements, and implementing changes to our systems and processes. We continue to evaluate the operational and other effects of such changes.

Risks Related to Information Technology and Data Security

We rely on our information technology systems to conduct our business. If there are disruptions and these systems fail to adequately perform their functions, or if we experience an interruption in our operations, our business and financial results could be adversely affected.

The efficient operation of our business is highly dependent on our information technology systems, including our transaction tracking and billing systems and our customer interface systems. These systems allow customers to facilitate sales orders and drop-off requests, view current inventory and check contractual terms in effect with respect to any given container lease agreement. These systems also process and track transactions, such as container pick-ups, drop-offs and repairs, and bill customers for the use of and damage to our equipment. If our information technology systems are damaged or an interruption is caused by a computer systems failure, viruses, security breach, hacker attack, ransom attack, fire, natural disasters or power loss, the disruption to our normal business operations and impact on our costs, competitiveness and financial results could be significant.

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

Risks Related to Legal, Tax, and Other Regulatory and Compliance Matters

We may incur increased costs associated with the implementation of security regulations, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may be subject to regulations promulgated in various countries, including the United States, seeking to protect the integrity of international commerce and prevent the use of containers for international terrorism or other illicit activities. For example, the Container Safety Initiative, the Customs-Trade Partnership Against Terrorism and Operation Safe Commerce are among the programs administered by the U.S. Department of Homeland Security that are designed to enhance security for containerized cargo entering and leaving the United States. Moreover, the International Convention for Safe Containers (“CSC”) applies to containers and seeks to maintain a high level of safety of human life in the transport and handling of containers by providing uniform international safety regulations. As these regulations develop and change, we may incur increased costs for the acquisition of new, compliant containers and/or the adaptation of existing containers to meet any new requirements imposed by such regulations. Additionally, certain companies are currently developing or may in the future develop products designed to enhance the security of containers transported in international commerce. We may incur increased costs associated with the adoption of these products, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The lack of an international title registry for containers increases the risk of ownership disputes.

There is no internationally recognized system for recording or filing to evidence our title to containers nor is there an internationally recognized system for filing security interests in containers. Although this has not occurred to date, the lack of an international title recordation system for containers could result in disputes with lessees, end-users, or third parties who may improperly claim ownership of the containers.

If we fail to comply with applicable regulations that impact our international operations, our business, results of operations or financial condition could be adversely affected.

Due to the international scope of our operations, we are subject to a numerous laws and regulations, including economic sanctions, anti-corruption, anti-money laundering, import and export and similar laws. Recent years have seen a substantial increase in the enforcement of many of these laws in the United States and other countries. Any failure or perceived failure to comply with existing or new laws and regulations may subject us to significant fines, penalties, criminal and civil lawsuits, forfeiture of significant assets, and other enforcement actions in one or more jurisdictions, result in significant additional compliance requirements and costs, increase regulatory scrutiny of our business, result in the loss of customers, restrict our operations and limit our ability to grow our business, adversely affect our results of operations, and harm our reputation.

Environmental regulations and liability may adversely affect our business and financial condition.

We are subject to U.S. federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants to air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. We could incur substantial costs, including cleanup costs, fines and third-party claims for property damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations in connection with our or our lessees’ current or historical operations. Under some environmental laws in the United States and certain other countries, the owner of a leased container may be liable for environmental damage, cleanup or other costs in the event of a spill or discharge of material from a container without regard to the owner's fault. Our insurance coverage and any indemnities provided by our lessees may be insufficient to compensate us for losses arising from environmental damage.

Changes in laws and regulations, or actions by authorities under existing laws or regulations, to address greenhouse gas emissions and climate change could negatively impact our and our customers’ business. For example, restrictions on emissions could significantly increase costs for our customers whose operations require significant amounts of energy. Customers’ increased costs could reduce their demand to lease our assets. Additionally, many countries, including the United States, restrict, prohibit or otherwise regulate the use of chemical refrigerants due to their ozone depleting and global warming effects. Our refrigerated containers currently use various refrigerants. Manufacturers of cooling machines for refrigerated containers have begun selling units that utilize alternative refrigerants, as well as natural refrigerants such as carbon dioxide, that may have less global warming potential than current refrigerants. If future regulations prohibit the use or servicing of containers using current refrigerants, we could be forced to incur large retrofitting expenses. In addition, refrigerated containers that are not retrofitted may become difficult to lease, command lower rental rates and disposal prices, or may have to be scrapped.

Also, historically, the foam insulation in the walls of refrigerated intermodal containers required the use of a blowing agent that contained CFCs. The manufacturers producing our refrigerated containers have eliminated the use of this blowing agent in the manufacturing process, but a large number of our refrigerated containers manufactured prior to 2014 contain these CFCs. The EU prohibits the import and the placing on the market in the EU of intermodal containers with insulation made with such process. However, we believe international conventions governing free movement of intermodal containers allow the use of such intermodal refrigerated containers in the EU if they have been admitted into EU countries on temporary customs admission. We have procedures in place that we believe comply with the relevant EU and country regulations. If such intermodal refrigerated containers exceed their temporary customs admission period and/or their customs admission status changes and such intermodal refrigerated containers are deemed placed on the market in the EU, or if our procedures are deemed not to comply with EU or a country’s regulation, we could be subject to fines and penalties. Also, if future international regulations change, we could be forced to incur large retrofitting expenses and those containers that are not retrofitted may become more difficult to lease and command lower rental rates and disposal prices. Potential consequences of changes in laws and regulations addressing climate change and other environmental impacts could have a material adverse effect on our financial condition and results of operations and cash flows.

Future U.S. tax rule changes that result in tax rate increases or a reduction in our level of continuing investment in U.S. subsidiaries may subject us to unanticipated tax liabilities that may have a material adverse effect on our results of operations and cash flows.

We are a Bermuda company, however, a significant portion of our operations is subject to taxation in the U.S. Our U.S. subsidiaries record tax provisions in their financial statements based on current tax rates. If there was an increase in the tax rate due to changes in enacted tax laws, our tax provision and effective tax rate would increase and our results of operations would be negatively impacted. Furthermore, certain of these subsidiaries currently do not pay any meaningful U.S. income taxes primarily due to the benefit they currently receive from accelerated tax depreciation of their container investments. A reduction in the level of investment in new containers, a change in rules governing the tax depreciation for these U.S. subsidiaries' containers, or a change in the average length of initial leases of these containers, that increases the period over which they must depreciate their containers for tax purposes, could reduce or eliminate this tax benefit and significantly increase these U.S. subsidiaries' cash tax payments.

Beginning in 2022, a company's U.S. net interest expense deduction will be limited to 30% of its current year taxable income before net interest expense. In future years, the benefit the U.S. subsidiaries receive from accelerated tax depreciation of their container investments is expected to result in annual interest expense limitations, which may significantly increase these U.S. subsidiaries' cash tax payments and our overall effective tax rate.

We may be subject to unanticipated tax liabilities due to future foreign tax rule changes that may have a material adverse effect on our results of operations.

We are a Bermuda company, and we believe that the income derived from our operations will not be subject to tax in Bermuda, which currently has no corporate income tax. We further believe that a significant portion of the income derived from our operations will not be subject to tax in many other countries in which our customers or containers are located. However, this belief is also based on our understanding of the tax laws of the countries in which our customers use containers. The tax positions we take in various jurisdictions are subject to review and possible challenge by taxing authorities and to possible changes in law or rates that may have retroactive effect.

The Organization for Economic Co-operation and Development (“OECD”) is coordinating a global effort to reform certain aspects of the international tax system which includes proposals for market-based transfer pricing and global minimum tax regimes. Related to these efforts, Bermuda implemented the Economic Substance Act 2018 which requires affected Bermuda registered companies to maintain a substantial economic presence in Bermuda. This legislation and/or other OECD efforts could require us to incur substantial additional costs to maintain compliance, result in the imposition of significant penalties, create additional tax liabilities globally, and possibly require us to re-domicile our company or any Bermuda subsidiary to a jurisdiction with higher tax rates. Our results of operations could be materially and adversely affected if we become subject to these or other unanticipated tax liabilities.

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

Based upon the nature of our business activities, we may be classified as a passive foreign investment company ("PFIC") for U.S. federal income tax purposes. Such characterization could result in adverse U.S. tax consequences for direct or indirect U.S. investors in our common and preferred shares. For example, if we are a PFIC, our U.S. investors could become subject to increased tax liabilities under U.S. tax laws and regulations and could become subject to burdensome reporting requirements. The determination of whether or not we are a PFIC is made on an annual basis and depends on the composition of our income and assets from time to time. Specifically, for any taxable year, we will be classified as a PFIC for U.S. tax purposes if either:

•75% or more of the our gross income in a taxable year is passive income; or
•the average percentage of our assets (which includes cash) by value in a taxable year which produce or are held for the production of passive income is at least 50%.

Based on the composition of our income, valuation of our assets and our election to treat certain of our subsidiaries as disregarded entities for U.S. federal income tax purposes, we do not expect that we should be treated as a PFIC for the current taxable year or for the foreseeable future. However, because the PFIC determination in our case is made by taking into account all of the relevant facts and circumstances regarding our business without the benefit of clearly defined bright line rules, it is possible that we may be a PFIC for any taxable year or that the U.S. Internal Revenue Service (the "IRS") may challenge our determination concerning our PFIC status. U.S. investors should consult their own tax advisors regarding the application of the PFIC rules, including the availability of any elections that may mitigate adverse U.S. tax consequences in the event that we are or become a PFIC.

Risks Related to Owning Our Common or Preferred Shares

The price of our common and preferred shares has been highly volatile and may decline regardless of our operating performance.

The trading price of our common and preferred shares has been and may remain highly volatile. Factors affecting the trading price of our common and preferred shares may include:

•broad market and industry factors, including global and political instability, trade actions and interest rate and currency changes;
•variations in our financial results;
•changes in financial estimates or investment recommendations by securities analysts following our business;
•the public's response to our press releases, other public announcements and filings with the SEC;
•changes in accounting standards, policies, guidance or interpretations or principles;
•future sales of common shares by our directors, officers and significant shareholders;
•announcements of technological innovations or enhanced or new products by us or our competitors;
•the failure to achieve operating results consistent with securities analysts' projections;
•the operating and stock price performance of other companies that investors may deem comparable to us;
•changes in our dividend policy and share repurchase programs;
•fluctuations in the worldwide equity markets;
•recruitment or departure of key personnel;
•failure to timely address changing customer preferences; and
•other events or factors, including those resulting from the perceived or actual threat of impending natural disasters, coups, terrorism, war, or other armed conflict, as well as the actual occurrence of such events or responses to such events.

In addition, if the market for intermodal equipment leasing company stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common and preferred shares could decline for reasons unrelated to our business or financial results. The trading price of our common and preferred shares might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us.

If securities analysts do not publish research or reports about our business or if they downgrade our shares, the price of our common shares could decline.

The trading market for our common shares relies in part on research and reports that industry or financial analysts publish about us, our business or our industry. We have no influence or control over the decisions or opinions of these analysts. In addition, regulatory changes such as Markets in Financial Instruments Regulation (MiFIR) have led to a reduction in the number of sell side research analysts covering companies of our size and our industry. If more of these analysts cease coverage of us, we could lose visibility in the market, which in turn could cause our share price to decline. Furthermore, if one or more analysts covering our Company downgrades our shares, the price of our shares could decline.

Future sales of our common or preferred shares, or the perception in the public markets that such sales may occur, may depress our share price.

The issuance of additional common and preferred shares or other equity securities or securities convertible into equity by us for financing or in connection with our incentive plans, acquisitions or otherwise may dilute the economic and voting rights of our existing shareholders or reduce the market price of our common and preferred shares or both. Sales or other issuances of substantial amounts of our common or preferred shares, or the perception that such sales could occur, could adversely affect the price of our common and preferred shares and could impair our ability to raise capital through the sale of additional shares.

We are incorporated in Bermuda and a significant portion of our assets are located outside the United States. As a result, it may not be possible for shareholders to enforce civil liability provisions of the federal or state securities laws of the United States against the Company. Additionally, Bermuda law differs from the laws of the United States and may afford less protections to shareholders.

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

Additionally, our shareholders might have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction of the United States. As a Bermuda company, we are governed by the Bermuda Companies Act. The Bermuda Companies Act differs in some material respects from laws generally applicable to United States corporations and shareholders, including the provisions relating to interested directors, mergers, amalgamations and acquisitions, takeovers, shareholder lawsuits and indemnification of directors.

Certain provisions of our bye-laws and Bermuda law could hinder, delay or prevent a change in control that you might consider favorable, which could also adversely affect the price of our common shares.

Certain provisions of our bye-laws and Bermuda law could discourage, delay or prevent a transaction involving a change in control, even if doing so would benefit our shareholders. These provisions may include customary anti-takeover provisions. Anti-takeover provisions could substantially impede the ability of our public shareholders to benefit from a change in control or change of our management and Board of Directors and, as a result, may materially adversely affect the market price of our common shares and your ability to realize any potential change of control premium. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.  PROPERTIES

Office Locations.    As of December 31, 2020, our employees are located in 19 offices in 13 countries.

ITEM 3.  LEGAL PROCEEDINGS

From time to time we are a party to various legal proceedings, including claims, suits and government proceedings and investigations arising in connection with the normal course of our business. While we cannot predict the outcome of these matters, in the opinion of our management, any liability arising from these matters will not have a material adverse effect on our business. Nevertheless, unexpected adverse future events, such as an unforeseen development in our existing proceedings, a significant increase in the number of new cases or changes in our current insurance arrangements could result in liabilities that have a material adverse impact on our business.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares have been listed on the NYSE under the symbol "TRTN" since July 13, 2016. Prior to that time, there was no public market for our common shares.

On February 5, 2021, there were 46 holders of record of our common shares and 42,754 beneficial holders, based on information obtained from our transfer agent.

The following table provides certain information with respect to our purchases of the Company's common shares during the fourth quarter for the year ended December 31, 2020.

	Issuer Purchases of Common Shares(1)
Period	Total number of shares purchased	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)
October 1, 2020 through October 31, 2020	1,306,729	$37.62	$104,055
November 1, 2020 through November 30, 2020	50,000	$39.30	$102,089
December 1, 2020 through December 31, 2020	—	$—	$102,089
Total	1,356,729	$37.68	$102,089
(1)    On April 21, 2020, the Company's Board of Directors increased the share repurchase authorization to $200.0 million. The revised authorization may be used by the Company to repurchase common or preferred shares.

Performance Graph

The graph below compares our cumulative shareholder returns with the S&P 500 Stock Index and the Russell 2000 Stock Index for the period from July 13, 2016 (the first day our common shares were traded) through December 31, 2020. The graph assumes that the value of the investment in our common shares, the S&P 500 Stock Index and the Russell 2000 Stock Index was $100 on July 13, 2016 and that all dividends were reinvested.

Comparison of Cumulative Total Return
July 13, 2016 through December 31, 2020

420
400
380
360
340
320
300
280
260
240
220
200
180
160
140
120
100
7/13/2016
12/31/2016
12/31/2017
12/31/2018
12/31/19
12/31/20
Triton International Limited
S&P 500 Index
Russell 2000 Index

	Base Period as of	INDEXED RETURNS FOR THE YEARS ENDED
Company / Index	July 13, 2016	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
Triton International Limited	$100.00	$105.49	$264.66	$232.76	$320.75	$413.44
S&P 500 Index	$100.00	$105.06	$127.99	$122.38	$160.91	$190.52
Russell 2000 Index	$100.00	$113.77	$130.43	$116.07	$145.69	$174.77

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes certain selected historical financial, operating and other data of Triton. The selected historical consolidated statements of operations data, balance sheet data and other financial data for each of the five years ended December 31, 2020 were derived from the Company's audited Consolidated Financial Statements and related notes. The data below should be read in conjunction with, and is qualified by reference to, our Management's Discussion and Analysis of Financial Condition and Results of Operation and our Consolidated Financial Statements and notes thereto contained elsewhere in this report. The historical results are not necessarily indicative of the results to be expected in any future period. The following financial data for Triton included herein for the periods prior to the date of the Merger on July 12, 2016 are for TCIL operations alone as TCIL was treated as the acquirer in the Merger for accounting purposes.

	Year Ended December 31, (In thousands, except per share data)
Statements of Operations Data:	2020	2019	2018	2017	2016
Leasing revenues:
Operating leases	$1,276,697	$1,307,218	$1,328,756	$1,141,165	$813,357
Finance leases	31,210	40,051	21,547	22,352	15,337
Total leasing revenues	1,307,907	1,347,269	1,350,303	1,163,517	828,694

Equipment trading revenues(1)	85,780	83,993	83,039	37,419	16,418
Equipment trading expenses(1)	(70,981)	(69,485)	(64,118)	(33,235)	(15,800)
Trading margin	14,799	14,508	18,921	4,184	618

Net gain (loss) on sale of leasing equipment	37,773	27,041	35,377	35,812	(20,347)
Net gain (loss) on sale of building	—	—	20,953	—	—

Operating expenses:
Depreciation and amortization	542,128	536,131	545,138	500,720	392,592
Direct operating expenses	93,690	79,074	48,326	62,891	84,256
Administrative expenses	80,532	75,867	80,033	87,609	65,618
Transaction and other costs(2)	—	—	88	9,272	66,916
Provision (reversal) for doubtful accounts	2,768	590	(231)	3,347	23,304
Insurance recovery income	—	—	—	(6,764)	—
Total operating expenses	719,118	691,662	673,354	657,075	632,686
Operating income	641,361	697,156	752,200	546,438	176,279
Other expenses (income):
Interest and debt expense	252,979	316,170	322,731	282,347	184,014
Realized (gain) loss on derivative instruments, net	(224)	(2,237)	(2,072)	900	3,438
Unrealized (gain) loss on derivative instruments, net(3)	286	3,107	430	(1,397)	(4,405)
Debt termination expense	24,734	2,543	6,090	6,973	141
Other (income) expense, net	(4,433)	(3,257)	(2,292)	(2,637)	(1,076)
Total other expenses	273,342	316,326	324,887	286,186	182,112
Income (loss) before income taxes	368,019	380,830	427,313	260,252	(5,833)
Income tax expense (benefit)	38,240	27,551	70,641	(93,274)	(48)
Net income (loss)	$329,779	$353,279	$356,672	$353,526	$(5,785)
Less: income attributable to noncontrolling interest	—	592	7,117	8,928	7,732
Less: dividend on preferred shares	41,362	13,646	—	—	—
Net income (loss) attributable to shareholders	$288,417	$339,041	$349,555	$344,598	$(13,517)
Earnings Per Share Data:
Net income (loss) per common share—Basic	$4.18	$4.57	$4.38	$4.55	$(0.24)
Net income (loss) per common share—Diluted	$4.16	$4.54	$4.35	$4.52	$(0.24)
Weighted average common shares and non-voting common shares outstanding:
Basic	69,051	74,190	79,782	75,679	56,032
Diluted	69,345	74,700	80,364	76,188	56,032
Cash dividends paid per common share	$2.13	$2.08	$2.01	$1.80	$1.35
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

	As of December 31, (In thousands)
	2020	2019	2018	2017	2016
Balance Sheet Data (end of period):
Cash and cash equivalents (including restricted cash)	$151,996	$168,972	$159,539	$226,171	$163,492
Accounts receivable, net	226,090	210,697	264,382	199,876	173,585
Revenue earning assets, net	8,980,138	8,920,393	9,467,969	8,703,570	7,817,192
Total assets	9,712,533	9,642,633	10,270,013	9,577,625	8,713,571
Debt, net of unamortized debt costs	6,403,270	6,631,525	7,529,432	6,911,725	6,353,449
Shareholders' equity	2,565,948	2,532,237	2,203,696	2,076,284	1,663,233
Noncontrolling interests(1)	—	—	121,513	133,542	143,504
Total equity (including noncontrolling interests)	2,565,948	2,532,237	2,325,209	2,209,826	1,806,737
Other Financial Data:
Capital expenditures	744,129	240,170	1,603,507	1,562,863	629,332
Proceeds from sale of equipment, net of selling costs	255,104	217,296	163,256	190,744	145,572
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

Operations

Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of December 31, 2020, our total fleet consisted of 3.7 million containers and chassis, representing 6.2 million TEU or 7.0 million CEU. Our primary customers include the world's largest container shipping lines. For the year ended December 31, 2020, our twenty largest customers accounted for 84% of our lease billings, our five largest customers accounted for 58% of our lease billings, and our two largest customers accounted for 22% and 14% of our lease billings.

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

The following tables summarize our equipment fleet as of December 31, 2020, 2019 and 2018, indicated in units, TEU and CEU. CEU and TEU are standard industry measures of fleet size and are used to measure the quantity of containers that make up our revenue earning assets:

	Equipment Fleet in Units			Equipment Fleet in TEU
	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2020	December 31, 2019	December 31, 2018
Dry	3,295,908	3,267,624	3,340,946	5,466,421	5,369,377	5,476,406
Refrigerated	227,519	225,520	228,778	439,956	435,148	440,781
Special	93,885	94,453	93,900	170,792	171,437	169,614
Tank	11,312	12,485	12,509	11,312	12,485	12,509
Chassis	24,781	24,515	24,832	45,188	45,154	45,787
Equipment leasing fleet	3,653,405	3,624,597	3,700,965	6,133,669	6,033,601	6,145,097
Equipment trading fleet	64,243	17,906	13,138	98,991	27,121	21,361
Total	3,717,648	3,642,503	3,714,103	6,232,660	6,060,722	6,166,458

	Equipment Fleet in CEU(1)
	December 31, 2020	December 31, 2019	December 31, 2018
Operating Leases	6,649,350	6,434,434	6,532,172
Finance Leases	295,784	423,638	442,585
Equipment trading fleet	98,420	37,232	39,008
Total	7,043,554	6,895,304	7,013,765
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

The following table summarizes the percentage of our equipment fleet in terms of units and CEU as of December 31, 2020:

Equipment Type	Percentage of total fleet in units	Percentage of total fleet in CEU
Dry	88.7%	68.2%
Refrigerated	6.1	23.9
Special	2.5	3.4
Tank	0.3	1.3
Chassis	0.7	1.8
Equipment leasing fleet	98.3	98.6
Equipment trading fleet	1.7	1.4
Total	100.0%	100.0%

We generally lease our equipment on a per diem basis to our customers under three types of leases:
•Long-term leases typically have initial contractual terms ranging from three to eight or more years and provide us with stable cash flow and low transaction costs by requiring customers to maintain specific units on-hire for the duration of the lease term. Some of our containers, primarily used containers, are placed on lifecycle leases which keep the containers on-hire until the end of their useful life.
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

The following table summarizes our lease portfolio by lease type, based on CEU on-hire as of December 31, 2020, 2019 and 2018:

Lease Portfolio	December 31, 2020	December 31, 2019	December 31, 2018
Long-term leases	73.8%	69.5%	66.7%
Finance leases	4.4	6.8	6.7
Service leases	7.2	7.8	11.8
Expired long-term leases (units on-hire)	14.6	15.9	14.8
Total	100.0%	100.0%	100.0%

As of December 31, 2020, 2019 and 2018, our long-term and finance leases combined had an average remaining contractual term of approximately 49 months, 48 months, and 47 months, respectively, assuming no leases are renewed.

COVID-19

The COVID-19 pandemic had a meaningful impact on global trade and our business in 2020. The pandemic and the initial economic shutdowns together with the lingering impact of the United States and China trade disputes resulted in a significant decrease in trade volumes in the first half of the year. This drove weak container demand and decreasing utilization and profitability in the first two quarters of 2020. However, global containerized trade volumes rebounded sharply in the third quarter as lockdowns eased in the United States and Europe, and trade volumes benefited further from a shift in consumer spending from experiences and services to goods. The magnitude of the increase in containerized trade volumes in the second half of the year together with limited new container production in 2019 and the first half of 2020 led to a worldwide shortage of containers. This shortage of containers drove a significant increase in our procurement of new containers, near full utilization of our existing containers by year-end, and a rapid increase in container disposal volumes and prices, all contributing to a sharp increase in our profitability in the second half of 2020 compared to the first half.

Our shipping line customers generally expect trade volumes to remain solid at least through the first quarter of 2021. However, many countries are experiencing very high numbers of COVID-19 cases and many countries are re-instituting restrictions on social and business activity. Overall, there continues to be a high degree of uncertainty in the outlook for global trade and container demand.

Operating Performance

Our operating and financial performance was solid for the year ended 2020, however as noted above, there was a distinct difference in our performance between the first and second halves of the year.

Fleet size.    As of December 31, 2020, the net book value of our fleet was $9.0 billion, a slight increase compared to December 31, 2019, but an increase of 2.5% compared to June 30, 2020. Procurement of new containers was limited in the first half of 2020 as a result of a decrease in global trade volumes and weak container demand due to the lingering trade dispute between the United States and China and disruptions related to the global outbreak of COVID-19. However, we accelerated purchases of new containers during the second half of 2020 in response to a surge in global containerized trade volumes and lease demand. During 2020, we purchased $861.8 million of new and sale-leaseback containers for delivery in 2020 and as of February 9, 2021, we have ordered approximately $1.7 billion for delivery in 2021. The vast majority of the containers ordered for 2021 delivery are already committed to leases.

Utilization.    Our ending utilization was 98.9% as of December 31, 2020, an increase of 3.5% compared to December 31, 2019, and an increase of 4.1% from June 30, 2020. Our utilization was under pressure during the first half of 2020 due to decreasing trade volumes and weak container demand caused by the severe economic and social lockdowns imposed at the start of the COVID-19 pandemic. However, the high percentage of our containers on long-term lease provided protection from the weak market conditions, and our utilization decreased gradually. Our utilization increased rapidly during the second half of 2020 due to a surge in global trade volumes and leasing demand following the easing of the lockdowns. Trade volumes and leasing demand were further supported by a shift in consumer spending from services and experiences to goods.

Average utilization was 96.2% during 2020, a slight decrease of 0.7% compared to 2019, reflecting the gradual decrease in utilization throughout 2019 and the first half of 2020, largely offset by the spike in utilization in the second half of 2020. As of February 9, 2021, our utilization was 99.1%.

The following tables summarize our equipment fleet utilization for the periods indicated below. Utilization is computed by dividing our total units on lease (in CEU) by the total units in our fleet (in CEU) excluding new units not yet leased and off-hire units designated for sale:

	Year Ended December 31,	Quarter Ended
Average Utilization		December 31,	September 30,	June 30,	March 31,
2020	96.2%	98.1%	96.1%	95.0%	95.4%
2019	96.9%	95.8%	96.7%	97.2%	97.7%
2018	98.6%	98.3%	98.8%	98.8%	98.8%

	Quarter Ended
Ending Utilization	December 31,	September 30,	June 30,	March 31,
2020	98.9%	97.4%	94.8%	95.3%
2019	95.4%	96.4%	97.1%	97.4%
2018	97.9%	98.7%	98.8%	98.8%

Average lease rates.    Average lease rates for our dry container product line decreased by 3.1% in 2020 compared to 2019, primarily reflecting the impact of several large lease extensions completed during 2019 and the first half of 2020 at rates below our portfolio average. Our average lease rates were also impacted by the large number of containers placed on lifecycle leases in the third quarter of 2020 during the initial surge in leasing demand. Lifecycle leases typically have lower lease rates due to extended on-hire periods and market lease rates in the third quarter of 2020 had not yet benefited from the large increase in new container prices. New container prices increased significantly in the fourth quarter of 2020 and the first quarter of 2021, and current price quotes for 20’ dry containers are in the range of $3,500. Market lease rates for new dry containers are currently significantly above the average dry container lease rates in our portfolio and we expect our average dry container lease rates will start to increase if container prices and market lease rates remain at their current levels.

Average lease rates for our refrigerated container product line decreased by 4.0% in 2020 compared to 2019. The cost of refrigerated containers has trended down over the last few years, which has led to lower market lease rates. In addition, we continue to experience larger differences in lease rates for older refrigerated containers compared to rates on new equipment and we expect our average rates for refrigerated containers will continue to gradually trend down. The average lease rates for our special container product line remained flat in 2020 compared to 2019.

Equipment disposals.    Disposal volumes of our used dry containers increased by 17.6% in 2020 compared to 2019. The sharp increase in trade volumes in the second half of the year led to increased demand for sale containers, especially for one-way shipments. Selling prices for used dry containers increased by 1.6% in 2020 as compared to 2019, as a 10.1% increase in the second half of 2020 offset the gradual decrease in prices from 2019 through the first half of 2020. Sale prices in the second half of 2020 were supported by increased demand, decreased availability of sale containers due to the general shortage of containers and the large increase in new container prices during the fourth quarter.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, and borrowings under our credit facilities. Our principal uses of cash include capital expenditures, debt service, dividends, and share repurchases.

For the year ended December 31, 2020, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment, was $1,198.9 million. In addition, as of December 31, 2020 we had $61.5 million of cash and cash equivalents and $1,660.5 million of maximum borrowing capacity remaining under our current credit facilities.

As of December 31, 2020, our cash commitments in the next twelve months include $661.4 million of scheduled principal payments on our existing debt facilities, and $1,256.6 million of committed but unpaid capital expenditures, primarily for the purchase of equipment.

We believe that cash provided by operating activities, existing cash, proceeds from the sale of our leasing equipment, and availability under our credit facilities will be sufficient to meet our obligations over the next twelve months.

Asset-backed Securitization ("ABS") Note Issuances

During the year ended December 31, 2020, the Company issued $2,313.1 million in ABS notes at a weighted average interest rate of 2.2%. The majority of the proceeds from these issuances were used to call and prepay $1,783.1 million of higher cost notes.

Share Repurchase Program

During the year ended December 31, 2020, the Company repurchased a total of 5.1 million common shares at an average price per share of $30.85 and a total cost of $158.3 million under its share repurchase program. Since the inception of the program in August 2018, the Company has purchased over 13.9 million shares, or 17.2% of our common shares as of that date.

Preferred Share Offering

In January 2020, the Company completed a public offering of 6.875% Series D cumulative redeemable perpetual preference shares, selling 6,000,000 shares and generating $150.0 million of gross proceeds. The costs associated with the offering, inclusive of underwriting discount and other offering expenses, were $5.1 million.

Dividends

During the year ended December 31, 2020 and 2019, the Company paid $40.9 million and $12.3 million, respectively, of dividends related to preferred shares. Additionally, the Company paid dividends on outstanding common shares totaling $146.5 million and $153.9 million for the years ended December 31, 2020 and 2019, respectively.

For additional information on the Share Repurchase Program, Preferred Share Offering, and Dividends, please refer to Note 10 - "Other Equity Matters" in Part IV, Item 15 of this Annual Report on Form 10-K.

Debt Agreements

As of December 31, 2020, our outstanding indebtedness was comprised of the following (amounts in millions):

	December 31, 2020	Maximum Borrowing Level
Institutional notes	$1,642.3	$1,642.3
Asset-backed securitization term notes	2,920.8	2,920.8
Term loan facility	840.0	840.0
Asset-backed securitization warehouse	264.0	1,125.0
Revolving credit facilities	760.5	1,560.0
Finance lease obligations	17.3	17.3
Total debt outstanding	$6,444.9	$8,105.4
Unamortized debt costs	(42.7)	—
Unamortized debt premiums & discounts	(0.6)	—
Unamortized fair value debt adjustment	1.7	—
Debt, net of unamortized costs	$6,403.3	$8,105.4

The maximum borrowing levels depicted in the table above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets. As of December 31, 2020, the availability under these credit facilities without adding additional container assets to the borrowing base was $711.6 million.

As of December 31, 2020, we had a combined $5,629.2 million of total debt on facilities with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap contracts. This accounts for 87% of total debt.

Pursuant to the terms of certain debt agreements, we are required to maintain certain amounts in restricted cash accounts. As of December 31, 2020, we had restricted cash of $90.5 million.

For additional information on our debt, please see Note 6 - "Debt" in Part IV, Item 15 of this Annual Report on Form 10-K.

Debt Covenants

We are subject to certain financial covenants related to leverage, interest coverage and net worth as defined in our debt agreements. The debt agreements are the obligations of our subsidiaries and all related debt covenants are calculated at the subsidiary level. Failure to comply with these covenants could result in a default under the related credit agreements and the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors. As of December 31, 2020, we were in compliance with all such covenants. The table below reflects the key debt covenants for the Company that cover the majority of our debt agreements:

	TCIL		TAL
Financial Covenant	Covenant	Actual	Covenant	Actual
Fixed charge coverage ratio	Shall not be less than 1.25:1	2.73:1	Shall not be less than 1.10:1	2.08:1
Minimum net worth	Shall not be less than $855 million	$2,139.3 million	Shall not be less than $500 million	$947.5 million
Leverage ratio	Shall not exceed 4.0:1	1.90:1	Shall not exceed 4.75:1	1.76:1

Cash Flow

The following table sets forth certain cash flow information for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Net cash provided by (used in) operating activities	$943,752	$1,061,906
Net cash provided by (used in) investing activities	$(489,017)	$(23,720)
Net cash provided by (used in) financing activities	$(471,711)	$(1,028,753)

Operating Activities

Net cash provided by operating activities decreased by $118.2 million to $943.8 million in 2020, compared to $1,061.9 million in 2019. The change was primarily due to the timing of collections and payments on the company’s accounts receivable and accounts payable and decreased profitability.

Investing Activities

Net cash used in investing activities increased by $465.3 million to $489.0 million in 2020 compared to $23.7 million in 2019. The change was primarily due to a $504.0 million increase in leasing equipment purchases, partially offset by a $37.8 million increase in proceeds from container disposals.

Financing Activities

Net cash used in financing activities decreased by $557.1 million to $471.7 million in 2020 compared to $1,028.8 million in 2019. The decrease was primarily due to a $670.1 million decrease in net debt repayments as a result of an increase in leasing equipment purchases. This was partially offset by a $247.0 million decrease in proceeds received from the issuance of preferred shares. Additionally, we paid $103.0 million in 2019 for the purchase of noncontrolling interests that did not reoccur in 2020 and there was a $63.9 million decrease in share repurchases.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019	Variance
Leasing revenues:
Operating leases	$1,276,697	$1,307,218	$(30,521)
Finance leases	31,210	40,051	(8,841)
Total leasing revenues	1,307,907	1,347,269	(39,362)

Equipment trading revenues	85,780	83,993	1,787
Equipment trading expenses	(70,981)	(69,485)	(1,496)
Trading margin	14,799	14,508	291

Net gain (loss) on sale of leasing equipment	37,773	27,041	10,732

Operating expenses:
Depreciation and amortization	542,128	536,131	5,997
Direct operating expenses	93,690	79,074	14,616
Administrative expenses	80,532	75,867	4,665
Provision (reversal) for doubtful accounts	2,768	590	2,178
Total operating expenses	719,118	691,662	27,456
Operating income (loss)	641,361	697,156	(55,795)
Other expenses:
Interest and debt expense	252,979	316,170	(63,191)
Realized (gain) loss on derivative instruments, net	(224)	(2,237)	2,013
Unrealized (gain) loss on derivative instruments, net	286	3,107	(2,821)
Debt termination expense	24,734	2,543	22,191
Other (income) expense, net	(4,433)	(3,257)	(1,176)
Total other expenses	273,342	316,326	(42,984)
Income (loss) before income taxes	368,019	380,830	(12,811)
Income tax expense (benefit)	38,240	27,551	10,689
Net income (loss)	$329,779	$353,279	$(23,500)
Less: income (loss) attributable to noncontrolling interest	—	592	(592)
Less: dividend on preferred shares	41,362	13,646	27,716
Net income (loss) attributable to common shareholders	$288,417	$339,041	$(50,624)

For the discussion on the Results of Operations for the Year Ended December 31, 2019 compared to the Year Ended December 31, 2018, see the Results of Operations section in Part II, Item 7 of our 2019 Annual Report on Form 10-K, filed with the SEC on February 14, 2020.

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019
Leasing revenues.    Per diem revenue represents revenue earned under operating lease contracts. Fee and ancillary lease revenue represents fees billed for the pick-up and drop-off of containers in certain geographic locations and billings of certain reimbursable operating costs such as repair and handling expenses. Finance lease revenue represents interest income earned under finance lease contracts. The following table summarizes our leasing revenue for the periods indicated below (in thousands):

	Year Ended December 31,
Leasing revenues	2020	2019	Variance
Operating leases:
Per diem revenues	$1,217,423	$1,244,297	$(26,874)
Fee and ancillary revenues	59,274	62,921	(3,647)
Total operating lease revenues	1,276,697	1,307,218	(30,521)
Finance leases	31,210	40,051	(8,841)
Total leasing revenues	$1,307,907	$1,347,269	$(39,362)
Total leasing revenues were $1,307.9 million, net of lease intangible amortization of $22.5 million, in 2020 compared to $1,347.3 million, net of lease intangible amortization of $36.8 million, in 2019, a decrease of $39.4 million.
Per diem revenues were $1,217.4 million in 2020 compared to $1,244.3 million in 2019, a decrease of $26.9 million. The primary reasons for this decrease are as follows:
•$36.3 million decrease due to a decrease in average per diem rates reflecting the impact of several large lease extension transactions and the pick-up of a large number of containers in the second half of 2020 on lifecycle leases at rates below our portfolio average as well as the continued reduction of rates for refrigerated containers; and
•$17.1 million decrease due to a decrease in average units on-hire. The number of containers on-hire decreased throughout 2019 and the first half of 2020, leading to a decrease in average on-hires for 2020 despite the sharp increase during the second half of the year; partially offset by
•$14.3 million increase due to a decrease in lease intangible amortization; and
•$12.5 million increase due to the reclassification of certain contracts from finance leases to operating leases in the first quarter of 2020 as a result of the renegotiation of the contracts and the elimination of purchase options.

Fee and ancillary lease revenues were $59.3 million in 2020 compared to $62.9 million in 2019, a decrease of $3.6 million. The decrease was primarily related to lower drop-off activity. This decrease was partially offset by an increase in ancillary lease revenues due to an increase in pick-up activity in the second half of 2020.

Finance lease revenues were $31.2 million in 2020 compared to $40.1 million in 2019, a decrease of $8.9 million. The decrease was due to the reclassification of certain finance leases to operating leases in the first quarter of 2020 as a result of the renegotiation of certain contracts and the runoff of the existing portfolio.

Trading margin.    Trading margin was $14.8 million in 2020 compared to $14.5 million in 2019, an increase of $0.3 million. The increase was primarily due to an increase in trading volume, partially offset by a decrease in per unit margins.

Net gain (loss) on sale of leasing equipment.    Gain on sale of equipment was $37.8 million in 2020 compared to $27.0 million in 2019, an increase of $10.8 million. The increase was primarily due to a 17.6% increase in sales volume of used dry containers. In addition, selling prices for used containers increased by 1.6% in 2020 as compared to 2019, as a 10.1% increase in the second half of 2020 offset the gradual decrease in prices from 2019 through the first half of 2020.

Depreciation and amortization.    Depreciation and amortization was $542.1 million in 2020 compared to $536.1 million in 2019, an increase of $6.0 million. The primary reasons for the increase are as follows:
•$19.6 million increase due to an increase in the number of new production units being placed on-hire; and
•$7.1 million increase due to the reclassification of certain contracts from finance leases to operating leases in the first quarter of 2020 as a result of the renegotiation of the contracts and the elimination of purchase options; partially offset by
•$21.0 million decrease due to an increase in the number of containers that have become fully depreciated or reclassified to assets held for sale.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, to store the equipment when it is not on lease and reposition equipment from locations with weak leasing demand. Direct operating expenses were $93.7 million in 2020 compared to $79.1 million in 2019, an increase of $14.6 million. The primary reasons for the increase are as follows:
•$8.8 million increase in storage expense due to an increase in idle units throughout 2019 and the first half of 2020, partially offset by a decrease in off-hire and sale inventory in the second half of 2020;
•$2.8 million increase in positioning expense due to customer pick-up requirements from specific locations; and
•$2.4 million increase in repair and handling expense due to higher net pick-up and drop-off activity.

Administrative expenses.    Administrative expenses were $80.5 million in 2020 compared to $75.9 million in 2019, an increase of $4.6 million. The primary reasons for the increase are as follows:
•$6.9 million increase due to an increase in compensation costs, largely related to an increase in our annual incentive expense; and
•$2.1 million increase due to an increase in professional fees; partially offset by
•$3.0 million decrease in travel expense due to travel restrictions caused by the COVID-19 pandemic.

Provision (reversal) for doubtful accounts.    Provision for doubtful accounts was $2.8 million for the year ended December 31, 2020 compared to $0.6 million in 2019, an increase of $2.2 million. The increase is primarily due to a reserve recorded against the receivables from one of our mid-sized customers where we had been experiencing extended payment delays.

Interest and debt expense.    Interest and debt expense was $253.0 million for the year ended December 31, 2020, compared to $316.2 million in the same period in 2019, a decrease of $63.2 million. The primary reasons for this decrease are as follows:
•$33.3 million decrease due to a decrease in the average effective interest rate to 3.81% from 4.31%; and
•$30.8 million decrease due to a decrease in the average debt balance of $702.7 million.

Debt termination expense. Debt termination expense was $24.7 million in 2020 compared to $2.5 million in 2019, an increase of $22.2 million. The increase was primarily due to write-offs for unamortized debt and other costs related to the $1.8 billion prepayment of ABS notes in September 2020.

Income taxes. Income tax expense was $38.2 million in 2020 compared to $27.6 million in 2019, an increase of $10.6 million. The increase in income tax expense was primarily due to an $8.6 million increase related to an intra-company asset sale from a U.S. entity to foreign entity that occurred during 2020.

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

The following table summarizes our contractual commitments and obligations as of December 31, 2020 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Contractual Obligations by Period
Contractual Obligations:	Total	2021	2022	2023	2024	2025	2026 and thereafter
	(dollars in millions)
Principal debt obligations	$6,427.6	$659.1	$716.2	$1,535.5	$1,384.4	$395.1	$1,737.3
Interest on debt obligations(1)	809.3	195.1	170.9	143.1	96.5	69.6	134.1
Finance lease obligations(2)	19.1	3.1	3.1	3.1	9.8	—	—
Operating leases (mainly facilities)	7.2	3.1	2.4	1.6	0.1	—	—
Purchase obligations:
Equipment purchases payable	191.8	191.8	—	—	—	—	—
Equipment purchase commitments	1,064.8	1,064.8	—	—	—	—	—
Total contractual obligations	$8,519.8	$2,117.0	$892.6	$1,683.3	$1,490.8	$464.7	$1,871.4

(1)     Amounts include actual interest for fixed debt, estimated interest for floating-rate debt and interest rate swaps which are in a payable position based on December 31, 2020 rates.
(2)     Amounts include interest.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

The estimated useful lives and residual values of our leasing equipment are based on historical disposal experience and our expectations for future used container sale prices. We review the estimates used in our depreciation policies on a regular basis to determine whether changes have taken place that would suggest that a change in our depreciation estimates of useful lives of our equipment or the assigned residual values is warranted. For 2020, the Company completed its annual depreciation policy review during the fourth quarter and concluded no change was necessary.

The estimated useful lives and residual values for each major equipment type for the periods are indicated below as follows:

	As of December 31, 2020 and 2019
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

The net book value of our leasing equipment by equipment type is as follows (in thousands):

	December 31, 2020	December 31, 2019
Dry container	$6,589,960	$6,308,038
Refrigerated container	1,483,820	1,520,747
Special container	307,765	321,099
Tank container	97,982	101,677
Chassis	151,169	140,986
Total	$8,630,696	$8,392,547

Included in the amounts above are units not on lease at December 31, 2020 and 2019 with a total net book value of $173.2 million and $721.7 million, respectively. Depreciation on equipment purchased under finance lease obligations is included in depreciation and amortization expense on the consolidated statements of operations.

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

We did not record any impairment charges related to leasing equipment for the years ended December 31, 2020 and 2019.

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

During the years ended December 31, 2020 and 2019, we recorded the following net gains or losses on equipment held for sale on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2020	2019
Impairment (loss) reversal on equipment held for sale	$(3,532)	$(5,299)
Gain (loss) on sale of equipment, net of selling costs	41,305	32,340
Net gain on sale of leasing equipment	$37,773	$27,041

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

We elected to perform the qualitative assessment for our evaluation of goodwill impairment during the year ended December 31, 2020 and concluded there was no impairment. Since inception through December 31, 2020, we did not have any goodwill impairment.

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

As of December 31, 2020, we had derivative agreements in place to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Derivatives	Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Cap Rate	Weighted Average Remaining Term
Interest Rate Swap(1)	$1,710.0 million	2.01%	n/a	5.0 years
Interest Rate Cap	$200.0 million	n/a	5.5%	2.9 years
(1)     The impact of forward starting swaps with total notional amount of $950.0 million will increase the weighted average remaining term to 6.0 years.

Our derivative agreements are designated as cash flow hedges for accounting purposes. Any unrealized gains or losses related to the changes in fair value are recognized in accumulated other comprehensive income and reclassified to interest and debt expense as they are realized. As of December 31, 2020, we do not have any material non-designated derivatives. Previously, a portion of our swap portfolio was not designated and changes in the fair value of non-designated derivative agreements were recognized in the consolidated statements of operations as unrealized (gain) loss on derivative instruments, net and reclassified to realized (gain) loss on derivative instruments, net as they were realized.

Approximately 87% of our debt is either fixed or hedged using derivative instruments which helps mitigate the impact of changes in short-term interest rates. However, a 100 basis point increase in the interest rates on our unhedged debt (primarily LIBOR) would result in an increase of approximately $8.0 million in interest expense over the next 12 months.

Foreign currency exchange rate risk

Although we have significant foreign-based operations, the majority of our revenues and our operating expenses are denominated in U.S. dollars. However, we pay our non-U.S. employees in local currencies and certain operating expenses are denominated in foreign currencies. Net foreign currency exchange gains and losses were immaterial for the years ended December 31, 2020 and, 2019.

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

We assessed our internal control over financial reporting as of December 31, 2020 and based our assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2020.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of the audit, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2020.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Triton International Limited:

Opinion on Internal Control Over Financial Reporting

We have audited Triton International Limited and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement Schedule I - Condensed Financial Information of Registrant and Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 16, 2021 expressed an unqualified opinion on those consolidated financial statements.

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
February 16, 2021

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item regarding our Code of Ethics, Code of Ethics for Senior Company Officers, Audit Committee and Audit Committee Financial Experts, compliance with Section 16(a) of the Exchange Act, and corporate governance is contained in the sections captioned “Code of Ethics”, "Board Committees", "Proposal 1: Election of Directors", "Delinquent Section 16(a) Reports" and possibly elsewhere in our proxy statement to be issued in connection with the Annual General Meeting of Shareholders to be held on April 27, 2021, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020 (the "2021 Proxy Statement") and that information is incorporated herein by reference.

Information regarding our executive officers is included after Item 1 in Part I of this Form 10-K and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the sections captioned "Director Compensation Table", "Compensation Discussion and Analysis", "Executive Compensation Tables", "Risk Consideration in our Compensation Programs", "Compensation and Talent Management Committee Interlocks and Insider Participation", "Report of the Compensation and Talent Management Committee" and possibly elsewhere in the 2021 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference from the sections captioned "Equity Compensation Plan Information", "Information Regarding Beneficial Ownership of Management and Principal Shareholders" and possibly elsewhere in the 2021 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from the sections captioned "Certain Relationships and Related Party Transactions", "Board Independence" and possibly elsewhere in the 2021 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from the section captioned "Audit Fees" in the 2021 Proxy Statement.

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

Exhibit No.		Description
4.7		Series 2020-1 Supplement, dated September 21, 2020, between Triton Container Finance VIII LLC and Wilmington Trust, National Association, as indenture trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed September 21, 2020)

4.8		Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 14, 2020)

4.9		As permitted by Item 601(b)(4)(iii)(A) of Regulation S-K, the Company has not filed with this Annual Report on Form 10-K certain instruments defining the rights of holders of long-term debt of the Company and its subsidiaries because the total amount of securities authorized under any of such instruments does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.

10.1+		Triton International Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed July 14, 2016)

10.2		Tenth Restated and Amended Credit Agreement, dated as of May 16, 2019, by and among Triton Container International Limited and TAL International Container Corporation, as Borrowers, various lenders, and Bank of America, N.A., as Administrative Agent and an Issuer, and other parties thereto (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on July 25, 2019)

10.3		Term Loan Agreement dated as of November 30, 2018 by and among Triton Container International Limited, as Borrower, various lenders, and PNC Bank, National Association, as a lender and Administrative Agent (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed February 19, 2019)

10.4
Loan and Security Agreement (Conformed), dated as of December 13, 2018, among TIF Funding LLC, Borrower, certain other wholly-owned subsidiaries of Triton International Limited, Wells Fargo Bank, National Association, as Administrative Agent, certain lenders party thereto and Wilmington Trust, National Association, as Collateral Agent and Securities Intermediary, as amended by Amendment Number 1 to Loan and Security Agreement, dated as of February 8, 2019, Amendment Number 2 to Loan and Security Agreement, dated as of November 4 , 2019, and the Omnibus Amendment No. 1, dated as of November 13, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 16, 2020)

10.5+		Employment Offer Letter between Carla Heiss and Triton Container International, Incorporated of North America (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed April 24, 2020)

10.6+
Employment Agreement, dated as of November 3, 2004, by and between TAL International Group, Inc. and Brian M. Sondey (incorporated by reference from exhibit number 10.13 to TAL International Group, Inc.'s Form S-1 filed on June 30, 2005, file number 333-126317)

10.7+	*	Form of Restricted Share Award Agreement under the Triton International Limited 2016 Equity Incentive Plan

10.8		Form of Indemnification Agreement for Directors and Certain Officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 14, 2016)

21.1	*	List of Subsidiaries

23.1	*	Consent of Independent Registered Public Accounting Firm

24.1	*	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K)

Exhibit No.		Description
31.1	*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS		Inline XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		Inline XBRL Instance Extension Schema
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase
104		Cover Page Inline XBRL Data (formatted as Inline XBRL and contained in Exhibit 101)
+ Indicates a management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished herewith.
(b) Exhibits.
The Company hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 15(a)(3) set forth above.
(c) Financial Statement Schedules
The Company hereby files as part of this Annual Report on Form 10-K the financial statement schedule listed in Item 15(a)(2) set forth above.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 16, 2021	TRITON INTERNATIONAL LIMITED
	By:	/s/ BRIAN M. SONDEY
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the 16th day of February, 2021.

Signature	Title(s)

/s/ BRIAN M. SONDEY	Chairman of the Board, Director and Chief Executive Officer
Brian M. Sondey

/s/ JOHN BURNS	Senior Vice President and Chief Financial Officer
John Burns

/s/ MICHELLE GALLAGHER	Vice President and Controller (Principal Accounting Officer)
Michelle Gallagher

/s/ ROBERT L. ROSNER	Lead Director
Robert L. Rosner

/s/ ROBERT W. ALSPAUGH	Director
Robert W. Alspaugh

/s/ MALCOLM P. BAKER	Director
Malcolm P. Baker

/s/ ANNABELLE BEXIGA	Director
Annabelle Bexiga

/s/ DAVID A. COULTER	Director
David A. Coulter

/s/ CLAUDE GERMAIN	Director
Claude Germain

/s/ KENNETH HANAU	Director
Kenneth Hanau

/s/ JOHN S. HEXTALL	Director
John S. Hextall

/s/ SIMON R. VERNON	Director
Simon R. Vernon

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Triton International Limited:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Triton International Limited and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes and financial statement Schedule I - Condensed Financial Information of Registrant and Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2021 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of residual values of leasing equipment
As discussed in Note 2 to the consolidated financial statements, the net book value of leasing equipment as of December 31, 2020 was $8.6 billion. Leasing equipment is recorded at cost and depreciated to an estimated residual value on a straight-line basis over the estimated useful lives. To determine the residual values of leasing equipment, the Company evaluates historical disposal experience and expectations of future used container sales prices.

We identified the assessment of residual values of leasing equipment as a critical audit matter. Subjective auditor judgment was required given the measurement uncertainty of the residual values of leasing equipment. Specifically, auditor judgment was required to evaluate the identification and support for trends affecting future used container sales prices.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company's residual value estimation process, including controls over the key assumption used to estimate residual values of leasing equipment. We tested historical used container sales of the Company by examining historical sales invoices and considered their relevance and reliability to the residual values of leasing equipment. We assessed the mathematical accuracy of the historical average selling prices. We compared the historical average selling prices to current residual values. We compared identified trends in used container sales prices from published industry reports to trends identified by the Company within its historical data and evaluated the Company's determination of the effect of those trends on current residual value estimates. We performed sensitivity analyses of the average selling price for used containers based on historical data. We compared the estimated residual values of certain containers to publicly available peer data.

/s/ KPMG LLP

We have served as the Company's auditor since 2014.

New York, New York
February 16, 2021

TRITON INTERNATIONAL LIMITED
CONSOLIDATED BALANCE SHEET
(In thousands, except share data)

	December 31, 2020	December 31, 2019
ASSETS:
Leasing equipment, net of accumulated depreciation of $3,370,652 and $2,933,886	$8,630,696	$8,392,547
Net investment in finance leases	282,131	413,342
Equipment held for sale	67,311	114,504
Revenue earning assets	8,980,138	8,920,393
Cash and cash equivalents	61,512	62,295
Restricted cash	90,484	106,677
Accounts receivable, net of allowances of $2,192 and $1,276	226,090	210,697
Goodwill	236,665	236,665
Lease intangibles, net of accumulated amortization of $264,791 and $242,301	33,666	56,156
Other assets	83,969	38,902
Fair value of derivative instruments	9	10,848
Total assets	$9,712,533	$9,642,633
LIABILITIES AND SHAREHOLDERS' EQUITY:
Equipment purchases payable	$191,777	$24,685
Fair value of derivative instruments	128,872	36,087
Accounts payable and other accrued expenses	95,235	116,782
Net deferred income tax liability	327,431	301,317
Debt, net of unamortized costs of $42,747 and $39,781	6,403,270	6,631,525
Total liabilities	7,146,585	7,110,396
Shareholders' equity:
Preferred shares, $0.01 par value, at liquidation preference	555,000	405,000
Common shares, $0.01 par value, 270,000,000 shares authorized, 81,151,723 and 80,979,833 shares issued, respectively	812	810
Undesignated shares, $0.01 par value, 7,800,000 and 13,800,000 shares authorized, respectively, no shares issued and outstanding	—	—
Treasury shares, at cost, 13,901,326 and 8,771,345 shares, respectively	(436,822)	(278,510)
Additional paid-in capital	905,323	902,725
Accumulated earnings	1,674,670	1,533,845
Accumulated other comprehensive income (loss)	(133,035)	(31,633)
Total shareholders' equity	2,565,948	2,532,237
Total liabilities and shareholders' equity	$9,712,533	$9,642,633

The accompanying notes to the consolidated financial statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Leasing revenues:
Operating leases	$1,276,697	$1,307,218	$1,328,756
Finance leases	31,210	40,051	21,547
Total leasing revenues	1,307,907	1,347,269	1,350,303

Equipment trading revenues	85,780	83,993	83,039
Equipment trading expenses	(70,981)	(69,485)	(64,118)
Trading margin	14,799	14,508	18,921

Net gain on sale of leasing equipment	37,773	27,041	35,377
Net gain on sale of building	—	—	20,953

Operating expenses:
Depreciation and amortization	542,128	536,131	545,138
Direct operating expenses	93,690	79,074	48,326
Administrative expenses	80,532	75,867	80,033
Transaction and other costs (income)	—	—	88
Provision (reversal) for doubtful accounts	2,768	590	(231)
Total operating expenses	719,118	691,662	673,354
Operating income (loss)	641,361	697,156	752,200
Other expenses:
Interest and debt expense	252,979	316,170	322,731
Realized (gain) loss on derivative instruments, net	(224)	(2,237)	(2,072)
Unrealized (gain) loss on derivative instruments, net	286	3,107	430
Debt termination expense	24,734	2,543	6,090
Other (income) expense, net	(4,433)	(3,257)	(2,292)
Total other expenses	273,342	316,326	324,887
Income (loss) before income taxes	368,019	380,830	427,313
Income tax expense (benefit)	38,240	27,551	70,641
Net income (loss)	$329,779	$353,279	$356,672
Less: income (loss) attributable to noncontrolling interest	—	592	7,117
Less: dividend on preferred shares	41,362	13,646	—
Net income (loss) attributable to common shareholders	$288,417	$339,041	$349,555
Net income per common share—Basic	$4.18	$4.57	$4.38
Net income per common share—Diluted	$4.16	$4.54	$4.35
Cash dividends paid per common share	$2.13	$2.08	$2.01
Weighted average number of common shares outstanding—Basic	69,051	74,190	79,782
Dilutive restricted shares	294	510	582
Weighted average number of common shares outstanding—Diluted	69,345	74,700	80,364

The accompanying notes to the consolidated financial statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Net income (loss)	$329,779	$353,279	$356,672
Other comprehensive income (loss), net of tax:
Change in derivative instruments designated as cash flow hedges	(123,357)	(42,532)	(3,933)
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges	21,927	(4,039)	(5,210)
Cumulative effect for the adoption of ASU 2017-12, net of income tax effect	—	432	—
Foreign currency translation adjustment	28	(57)	(207)
Other comprehensive income (loss), net of tax	(101,402)	(46,196)	(9,350)
Comprehensive income	228,377	307,083	347,322
Less:
Other comprehensive income attributable to noncontrolling interest	$—	$592	$7,117
Dividend on preferred shares	41,362	13,646	—
Comprehensive income attributable to common shareholders	$187,015	$292,845	$340,205

Tax (benefit) provision on change in derivative instruments designated as cash flow hedges	$(10,694)	$(6,121)	$1,814
Tax (benefit) provision on reclassification of (gain) loss on derivative instruments designated as cash flow hedges	$1,144	$(2,009)	$(1,570)
Tax (benefit) provision on cumulative effect for the adoption of ASU 2017-12	$—	$277	$—

The accompanying notes to the consolidated financial statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share amounts)

	Preferred Shares		Common Shares		Treasury Shares		Add'l Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Non controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	—	$—	80,687,757	$807	—	$—	$889,168	$1,159,367	$26,942	$133,542	$2,209,826
Issuance of common shares	—	—	200,341	2	—	—	9,028	—	—	—	9,030
Share-based compensation	—	—	—	—	1,853,148	(58,114)	—	—	—	—	(58,114)
Share repurchase to settle shareholder tax obligations	—	—	(44,626)	—	—	—	(1,385)	—	—	—	(1,385)
Net income (loss)	—	—	—	—	—	—	—	349,555	—	7,117	356,672
Tax reclassification to accumulated earnings for the adoption of ASU 2018-02	—	—	—	—	—	—	—	3,029	(3,029)	—	—
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(9,350)	—	(9,350)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(19,146)	(19,146)
Common shares dividend declared	—	—	—	—	—	—	—	(162,324)	—	—	(162,324)
Balance as of December 31, 2018	—	$—	80,843,472	$809	1,853,148	$(58,114)	$896,811	$1,349,627	$14,563	$121,513	$2,325,209
Issuance of preferred shares, net of offering expenses	16,200,000	405,000					(14,232)				390,768
Share-based compensation	—	—	311,257	3	—	—	8,960	—	—	—	8,963
Treasury shares acquired	—	—	—	—	6,918,197	(220,396)	—	—	—	—	(220,396)
Share repurchase to settle shareholder tax obligations	—	—	(174,896)	(2)	—	—	(5,664)	—	—	—	(5,666)
Net income (loss)	—	—	—	—	—	—	—	352,687	—	592	353,279
Other comprehensive income (loss)	—	—	—	—	—	—	—	(432)	(46,196)	—	(46,628)
Purchase of noncontrolling interests	—	—	—	—	—	—	16,850	—	—	(120,027)	(103,177)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(2,078)	(2,078)
Common shares dividend declared	—	—	—	—	—	—	—	(155,714)	—	—	(155,714)
Preferred shares dividend declared	—	—	—	—	—	—	—	(12,323)	—	—	(12,323)
Balance as of December 31, 2019	16,200,000	$405,000	80,979,833	$810	8,771,345	$(278,510)	$902,725	$1,533,845	$(31,633)	$—	$2,532,237
Issuance of preferred shares, net of offering expenses	6,000,000	150,000	—	—	—	—	(5,140)	—	—	—	144,860
Share-based compensation	—	—	225,499	3	—	—	9,893	—	—	—	9,896
Treasury shares acquired	—	—	—	—	5,129,981	(158,312)	—	—	—	—	(158,312)
Share repurchase to settle shareholder tax obligations	—	—	(53,609)	(1)	—	—	(2,155)	—	—	—	(2,156)
Net income (loss)	—	—	—	—	—	—	—	329,779	—	—	329,779
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(101,402)	—	(101,402)
Common shares dividend declared	—	—	—	—	—	—	—	(148,021)	—	—	(148,021)
Preferred shares dividend declared	—	—	—	—	—	—	—	(40,933)	—	—	(40,933)
Balance as of December 31, 2020	22,200,000	$555,000	81,151,723	$812	13,901,326	$(436,822)	$905,323	$1,674,670	$(133,035)	$—	$2,565,948

The accompanying notes to the consolidated financial statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Cash flows from operating activities:
Net income (loss)	$329,779	$353,279	$356,672
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	542,128	536,131	545,138
Amortization of deferred debt cost and other debt related amortization	12,973	12,806	15,005
Lease related amortization	23,878	41,926	70,275
Share-based compensation expense	9,896	8,963	9,030
Net (gain) loss on sale of leasing equipment	(37,773)	(27,041)	(35,377)
Net (gain) loss on sale of building	—	—	(20,953)
Unrealized (gain) loss on derivative instruments	286	3,107	430
Debt termination expense	24,734	2,543	6,090
Deferred income taxes	35,662	27,181	66,467
Changes in operating assets and liabilities:
Accounts receivable	(11,744)	54,171	(65,385)
Accounts payable and accrued expenses	(28,360)	3,963	(13,829)
Net equipment sold (purchased) for resale activity	14,503	(3,837)	(2,341)
Cash received (paid) for settlement of interest rate swaps	(5,074)	(22,330)	187
Cash collections on finance lease receivables, net of income earned	80,212	73,429	64,372
Other assets	(47,348)	(2,385)	(1,559)
Net cash provided by (used in) operating activities	943,752	1,061,906	994,222
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(744,129)	(240,170)	(1,603,507)
Proceeds from sale of equipment, net of selling costs	255,104	217,296	163,256
Proceeds from the sale of building	—	—	27,630
Other	8	(846)	(160)
Net cash provided by (used in) investing activities	(489,017)	(23,720)	(1,412,781)
Cash flows from financing activities:
Issuance of preferred shares, net of underwriting discount	145,275	392,242	—
Purchases of treasury shares	(158,312)	(222,236)	(56,274)
Debt issuance costs	(26,814)	(8,751)	(19,575)
Borrowings under debt facilities	3,495,445	1,697,200	4,043,637
Payments under debt facilities and finance lease obligations	(3,737,150)	(2,608,960)	(3,435,041)
Dividends paid on preferred shares	(40,933)	(12,323)	—
Dividends paid on common shares	(146,476)	(153,861)	(160,289)
Distributions to noncontrolling interests	—	(2,078)	(19,146)
Purchase of noncontrolling interests	—	(103,039)	—
Other	(2,746)	(6,947)	(1,385)
Net cash provided by (used in) financing activities	(471,711)	(1,028,753)	351,927
Net increase (decrease) in cash, cash equivalents and restricted cash	$(16,976)	$9,433	$(66,632)
Cash, cash equivalents and restricted cash, beginning of period	168,972	159,539	226,171
Cash, cash equivalents and restricted cash, end of period	$151,996	$168,972	$159,539
Supplemental disclosures:
Interest paid	$244,280	$306,827	$308,827
Income taxes paid (refunded)	$2,191	$(895)	$4,484
Right-of-use asset for leased property	$543	$7,616	$—
Supplemental non-cash investing activities:
Equipment purchases payable	$191,777	$24,685	$22,392
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

Concentration of Credit Risk

The Company's equipment leases and trade receivables subject it to potential credit risk. The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis. The Company's largest customer accounted for 22%, 21%, and 20% of its lease billings during 2020, 2019, and 2018, respectively, and accounted for 23% and 21% of its accounts receivable as of December 31, 2020 and 2019, respectively. The Company's second largest customer accounted for 14% of its lease billings each year during 2020, 2019, and 2018, and accounted for 6% of its accounts receivable as of both December 31, 2020 and 2019.
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

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements

Fair value represents the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The determination of fair value may require an entity to make significant judgments or develop assumptions about market participants to reflect risks specific to the asset being valued. The Company uses the following fair value hierarchy when selecting inputs for its valuation techniques, with the highest priority given to Level 1:
•Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities;
•Level 2—inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and
•Level 3—unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

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

For our net investment in finance leases and accounts receivable for sales of equipment, the Company measures expected credit loss by evaluating the overall credit quality of its customers. Expected credit losses for these financial assets are estimated using historical experience which includes multiple economic cycles, customer payment history, management's assessment of the customer's financial condition, and consideration of current conditions and reasonable forecasts.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Investment in Finance Leases

The Company has entered into various lease agreements that qualify as sales-type leases. These leases are usually long-term in nature, ranging for a period of three to twelve years, and typically include an option to purchase the equipment at the end of the lease term for a nominal price that the Company deems reasonably certain to be exercised. At the inception of a sales-type lease, a net investment is recorded based on the gross investment (representing the total future minimum lease payments plus the estimated residual value), net of unearned income. Unearned income represents the excess of the gross investment over the fair value of the leased equipment at lease commencement. Any gain or loss is recognized at commencement and recorded in Net gain on sale of leasing equipment.

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

The estimated useful lives and residual values of the Company's leasing equipment are based on historical disposal experience and the Company's expectations for future used container sale prices. The Company evaluates estimates used in its depreciation policy on a regular basis to determine whether changes have taken place that would suggest that a change in its depreciation estimates for useful lives or the assigned residual values of its equipment is warranted. For 2020, the Company completed its annual depreciation policy assessment during the fourth quarter and concluded no change was necessary.
The estimated useful lives and residual values for each major equipment type for the periods indicated below were as follows:

	As of December 31, 2020 and 2019
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

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The net book value of the Company's leasing equipment by equipment type as of the dates indicated was (in thousands):

	December 31, 2020	December 31, 2019
Dry container	$6,589,960	$6,308,038
Refrigerated container	1,483,820	1,520,747
Special container	307,765	321,099
Tank container	97,982	101,677
Chassis	151,169	140,986
Total	$8,630,696	$8,392,547

Included in the amounts above are units not on lease at December 31, 2020 and 2019 with a total net book value of $173.2 million and $721.7 million, respectively. Depreciation on equipment purchased under finance lease obligations is included in depreciation and amortization expense on the consolidated statements of operations.

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

The Company did not record any impairment charges related to leasing equipment for the years ended December 31, 2020, 2019, and 2018.

Equipment Held for Sale

When leasing equipment is returned off lease, the Company makes a determination of whether to repair and re-lease the equipment or sell the equipment. At the time the Company determines that equipment will be sold, it reclassifies the appropriate amounts previously recorded as leasing equipment to equipment held for sale. Equipment held for sale is recorded at the lower of its estimated fair value less costs to sell or carrying value at the time identified for sale. Depreciation expense on equipment held for sale is halted and disposals generally occur within 90 days. Initial write downs of equipment held for sale to fair value are recorded as an impairment charge and are included in net gain on sale of leasing equipment. Subsequent increases or decreases to the fair value of those assets are recorded as adjustments to the carrying value of the equipment held for sale, however, any such adjustments may not exceed the respective equipment's carrying value at the time it was initially classified as held for sale. Realized gains and losses resulting from the sale of equipment held for sale are recorded in Net gain on sale of leasing equipment, and cash flows associated with the disposal of equipment held for sale are classified as cash flows from investing activities.

Equipment recorded within our equipment trading segment is also included in Equipment held for sale. Gains and losses resulting from the sale of this equipment is recorded in Trading margin, and cash flows associated with the sale of this equipment are classified as cash flows from operating activities.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Goodwill

Goodwill is tested for impairment at least annually on October 31st of each fiscal year or more frequently if events occur or circumstances indicate that the fair value of a reporting unit may be below its carrying value. Goodwill has been allocated to the Company's reporting units, which are the same as its reporting segments.

In evaluating goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether further impairment testing is necessary. Among the relevant events and circumstances that affect the fair value of reporting units, the Company considers individual factors such as macroeconomic conditions, changes in its industry and the markets in which the Company operates, as well as its reporting units' historical and expected future financial performance. If, after assessing the totality of events or circumstances, the Company determines it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying amount, then the quantitative goodwill impairment test is unnecessary. The quantitative goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit is less than its fair value, no impairment exists. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

The Company elected to perform the qualitative assessment for its evaluation of goodwill impairment during the year ended December 31, 2020 and concluded there was no impairment. Since inception through December 31, 2020, the Company has not recorded any goodwill impairment.

Intangible Assets

Intangible assets with finite useful lives such as acquired lease intangibles are initially recorded at fair value and are amortized over their respective estimated useful lives and subsequently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company has not recorded any impairment charges related to intangible assets for the years ended December 31, 2020, 2019, and 2018.

Revenue Recognition

Operating Leases with Customers

The Company enters into long-term leases and service leases with ocean carriers, principally as lessor in operating leases, for marine cargo equipment. Long-term leases provide customers with specified equipment for a specified term. The Company's leasing revenues are based upon the number of equipment units leased, the applicable per diem rate and the length

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the lease. Long-term leases typically have initial contractual terms ranging from three to eight or more years. Revenues are recognized on a straight-line basis over the life of the respective lease. Revenue from advance billings are deferred and recognized in the period earned. Service leases do not specify the exact number of equipment units to be leased or the term that each unit will remain on-hire, but allow the lessee to pick-up and drop-off units at various locations specified in the lease agreement. Under a service lease, rental revenue is based on the number of equipment units on-hire for a given period. Revenue from customers considered to be non-performing is deferred and recognized when the amounts are received.

The Company recognizes billings to customers for damages and certain other operating costs as leasing revenue when earned based on the terms of the contractual agreements with the customer.

Finance Leases with Customers

The Company enters into finance leases as lessor for some of the equipment in its fleet. At the inception of the lease, the Company records the total future minimum lease payments plus the estimated residual value, net of executory costs, if any. The net investment in finance leases represents the receivables due from lessees, net of unearned income and amounts previously billed, which are included in accounts receivable. Unearned income, which also includes any initial direct costs, is recognized on a constant yield basis over the lease term and is recorded as leasing revenue. The Company's finance leases are usually long-term in nature and typically include an option to purchase the equipment at the end of the lease term for a nominal price that the Company deems reasonably certain to be exercised.

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

The Company has entered into interest rate swap agreements with certain financial institutions. The interest rate swap agreements require the Company to make payments to counterparties at fixed rates in return for receipts based upon variable rates indexed to the London Interbank Offered Rate ("LIBOR") or its replacement rate.

Derivative instruments are designated or non-designated for hedge accounting purposes. The fair value of the derivative instruments is measured at each balance sheet date and is reflected on a gross basis on the consolidated balance sheets. The change in fair value of the derivative instruments designated as a cash flow hedge are recorded on the consolidated balance sheets in accumulated other comprehensive income (loss) and are re-classified to interest and debt expense when the hedged interest payments are recognized. The change in fair value of non-designated derivative instruments is recorded in the consolidated statements of operations as unrealized loss (gain) on derivative instruments, net and are reclassified to realized loss

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(gain) on derivative instruments, net when net settlement amounts required under interest rate swap agreements are paid or received.

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

Noncontrolling Interests

During 2019, the Company acquired all of the remaining third-party partnership interests in Triton Container Investments LLC ("TCI"), a fully consolidated entity, for an aggregate of $103.0 million in cash and recognized a benefit of $16.9 million in the consolidated statements of shareholders' equity.

Foreign Currency Translation and Remeasurement

The Company uses the U.S. dollar as its reporting currency. The net assets and operations that are denominated in foreign currency and are subject to foreign currency translation included in the consolidated financial statements are attributable primarily to the Company's U.K. subsidiary. The accounts of this subsidiary have been converted at rates of exchange in effect at year end as to balance sheet accounts and at the annual weighted average exchange rates for the statements of operations accounts. The effects of changes in exchange rates in translating foreign subsidiaries' financial statements are included in shareholders' equity as accumulated other comprehensive (loss) income.

The Company also has certain cash accounts, certain finance lease receivables and certain obligations that are denominated in currencies other than the Company's functional currency. These assets and liabilities are generally denominated in euros or British pounds, and are remeasured at each balance sheet date at the exchange rates in effect as of those dates. The impact of changes in exchange rates on the remeasurement of assets and liabilities are included in administrative expenses on the consolidated statements of operations. Foreign currency gains or losses were immaterial for the years ended December 31, 2020, 2019, and 2018.

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

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company excluded anti-dilutive restricted common shares from its calculation of diluted earnings per share of 1,576 for the year ended December 31, 2020, 867 for the year ended December 31, 2019, and 207,991 for the year ended December 31, 2018.

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

The Company adopted the standard and certain of its related amendments as of March 12, 2020. The adoption of this standard will help ease the burden that the Company may face at the time of transition from certain reference rates, specifically LIBOR, which is the predominant reference rate in many of the Company’s debt agreements and hedging relationships. The practical expedients applicable to the Company are as follows: (1) contract modifications due to reference rate reform can be treated as continuations of the existing contract and potential changes to interest rate risk can be disregarded when asserting the probability of the forecasted hedged transactions; (2) hedge accounting can continue to be used for hedging relationships where critical terms change due to reference rate reform; and (3) effectiveness assessments can be performed in ways that disregard certain mismatches due to reference rate reform. The Company concluded that the adoption of this standard will not have a significant impact on our consolidated financial statements.

Note 3—Equipment Held for Sale

The Company's equipment held for sale is recorded at the lower of fair value less cost to sell, or carrying value at the time identified for sale. Fair value is measured using Level 2 inputs and is based predominantly on recent sales prices. The following table summarizes the portion of equipment held for sale in the consolidated balance sheet that have been impaired and written down to fair value less cost to sell (in thousands):

	December 31, 2020	December 31, 2019
Equipment held for sale	$4,001	$11,797

An impairment charge is recorded when the carrying value of the asset exceeds its fair value less cost to sell. The following table summarizes the Company's net impairment charges recorded in Net gain on sale of leasing equipment on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2020	2019	2018
Impairment (loss) reversal on equipment held for sale	$(3,532)	$(5,299)	$(3,933)
Gain (loss) on sale of equipment, net of selling costs	41,305	32,340	39,310
Net gain on sale of leasing equipment	$37,773	$27,041	$35,377

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Intangible Assets

Intangible assets consist of lease intangibles for leases acquired with lease rates above market at the time of acquisition. The following table summarizes the amortization of intangible assets as of December 31, 2020 (in thousands):

Years ending December 31,	Total Intangible Assets
2021	$16,549
2022	10,497
2023	4,657
2024	1,963
Total	$33,666

Amortization expense related to intangible assets was $22.5 million, $37.5 million, and $62.9 million for the year ended December 31, 2020, 2019, and 2018, respectively.

Note 5—Restricted Cash

The components of restricted cash as of December 31, 2020 and December 31, 2019 were as follows (in thousands):

	December 31, 2020	December 31, 2019
Collection accounts	$27,673	$25,580
Trust accounts	19,001	13,840
Other restricted cash accounts	43,810	67,257
Total restricted cash	$90,484	$106,677

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

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Debt

The table below summarizes the Company's key terms and carrying value of debt (in thousands):

	Contractual Weighted Avg Interest Rate(1)	Maturity Range(1)		December 31, 2020	December 31, 2019
		From	To
Institutional notes	4.57%	Jun 2021	Jun 2029	$1,642,314	$1,957,557
Asset-backed securitization term notes	2.07%	Aug 2023	May 2030	2,920,807	2,719,206
Term loan facility	1.65%	Nov 2023	Nov 2023	840,000	1,200,375
Asset-backed securitization warehouse	2.00%	Nov 2027	Nov 2027	264,000	370,000
Revolving credit facilities	1.74%	Sep 2023	Jul 2024	760,500	410,000
Finance lease obligations	4.93%	Feb 2024	Feb 2024	17,304	27,024
Total debt outstanding				6,444,925	6,684,162
Unamortized debt costs				(42,747)	(39,781)
Unamortized debt premiums & discounts				(599)	(4,065)
Unamortized fair value debt adjustment				1,691	(8,791)
Debt, net of unamortized costs				$6,403,270	$6,631,525

(1)     Data as of December 31, 2020.

The fair value of total debt outstanding was $6,536.5 million and $6,747.8 million as of December 31, 2020 and December 31, 2019, respectively, and was measured using Level 2 inputs.

As of December 31, 2020, the maximum borrowing levels for the asset-backed securitization ("ABS") warehouse and the revolving credit facilities are $1,125.0 million and $1,560.0 million, respectively. These facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets. As of December 31, 2020, the availability under these credit facilities without adding additional container assets to the borrowing base was approximately $711.6 million.

The Company is subject to certain financial covenants under its debt agreements. The agreements remain the obligations of the respective subsidiaries, and all related debt covenants are calculated at the subsidiary level. As of December 31, 2020 and December 31, 2019, the Company was in compliance with all financial covenants in accordance with the terms of its debt agreements.

The Company hedges the risks associated with fluctuations in interest rates on a portion of its floating-rate debt by entering into interest rate swap agreements that convert a portion of its floating-rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The following table summarizes the Company's outstanding fixed-rate and floating-rate debt as of December 31, 2020 (in thousands):

	Balance Outstanding	Contractual Weighted Avg Interest Rate	Maturity Range		Weighted Avg Remaining Term
			From	To
Excluding impact of derivative instruments:
Fixed-rate debt	$3,919,200	3.19%	Jun 2021	May 2030	4.2 years
Floating-rate debt	$2,525,725	1.73%	Aug 2023	Nov 2027	3.2 years

Including impact of derivative instruments:
Fixed-rate debt	$3,919,200	3.19%
Hedged floating-rate debt	1,709,975	3.59%
Total fixed and hedged debt	5,629,175	3.31%
Unhedged floating-rate debt	815,750	1.73%
Total	$6,444,925	3.11%

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On January 31, 2020, the Company paid $7.5 million to exercise the early purchase option on a finance lease obligation.

On September 21, 2020, the Company extinguished a term loan and paid the outstanding balance of $264.9 million. As a result, the Company wrote off $0.3 million of debt related costs.

The Company issued the following ABS fixed-rate series:

Date	Total Offering	Contractual Weighted Avg Interest Rate	Expected Maturity
August 26, 2020	$312.9 Million	2.17%	Feb 2028
September 21, 2020	$1,365.8 Million	2.19%	May 2030
September 21, 2020	$634.4 Million	2.13%	May 2029

Concurrently with the issuance of these ABS series, the Company called three existing ABS series that had an outstanding principal amount of $1,783.1 million. As a result, the Company paid a prepayment penalty of $1.8 million and wrote off $22.3 million of debt related costs.

On November 13, 2020, the Company amended an existing $800.0 million ABS warehouse facility which increased its borrowing capacity from $800.0 million to $1,025.0 million, increased its interest rate to one-month LIBOR plus 1.85%, and extended the maturity date to November 15, 2027. As a result of this transaction, the company wrote off $0.3 million of debt related costs. On December 21, 2020, the Company exercised an option which increased the total commitment to $1,125.0 million.

Institutional Notes

In accordance with the Company's institutional note agreements, interest payments are due semi-annually. Institutional note maturities typically range from 7 - 12 years, with level principal payments due annually following an interest-only period. The institutional notes are pre-payable (in whole or in part) at the Company's option at any time, subject to certain provisions in the note agreements, including the payment of a make-whole premium in respect to such prepayment. These facilities provide for an advance rate against the net book values of designated eligible equipment.

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

Asset-Backed Securitization Warehouse

Under the Company's asset-backed warehouse facility, an indirect wholly-owned subsidiary of the Company issues ABS notes. This subsidiary is intended to be bankruptcy remote so that such assets are not available to creditors of the Company or its affiliates until and unless the related secured borrowings have been fully discharged. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's asset-backed warehouse facility has a borrowing capacity of $1,125.0 million that is available on a revolving basis until November 13, 2023, paying interest at LIBOR plus 1.85%, after which any borrowings will convert to term notes with a maturity date of November 15, 2027, paying interest at LIBOR plus 2.85%.

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

Debt Maturities

At December 31, 2020, the Company's scheduled principal repayments and maturities, excluding finance lease obligations, were as follows (in thousands):

Years ending December 31,
2021	$659,109
2022	716,152
2023	1,533,307
2024	1,384,416
2025	395,078
2026 and thereafter	1,739,559
Total	$6,427,621

Finance Lease Obligations

Certain containers are leased with a financial institution. The lease is accounted for as a finance lease, with interest expense recognized on a level yield basis over the period preceding early purchase options, which is five to seven years from the transaction date.

At December 31, 2020, future lease payments under these finance leases were as follows (in thousands):

Years ending December 31,
2021	$3,075
2022	3,075
2023	3,075
2024	9,843
2025	—
2026 and thereafter	—
Total future payments	19,068
Less: amount representing interest	(1,764)
Finance lease obligations	$17,304

Note 7—Derivative Instruments

Interest Rate Swaps / Caps

The Company enters into derivative agreements to manage interest rate risk exposure. Interest rate swap agreements are utilized to limit the Company's exposure to interest rate risk by converting a portion of its floating-rate debt to a fixed rate basis,

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

thus reducing the impact of interest rate changes on future interest expense. The Company also utilized forward starting interest rate swap agreements to reduce the impact of interest rate changes on anticipated future fixed-rate debt issuances. Interest rate swaps involve the receipt of floating-rate amounts in exchange for fixed rate interest payments over the lives of the agreements without an exchange of the underlying principal amounts. The Company also utilizes interest rate cap agreements to manage interest rate risk exposure. Interest rate cap agreements place a ceiling on the Company's exposure to rising interest rates.

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

During the year ended December 31, 2020, the Company entered into the following hedging instruments:

Derivative Instrument	Date Effective	Notional Amount	Fixed Leg (Pay) Interest Rate	Indexed To	Scheduled Maturity
Interest rate swap	April 20, 2020	$125.0 million	0.35%	1 month LIBOR	April 20, 2024
Interest rate cap	November 13, 2020	$200.0 million	n/a	1 month LIBOR	November 13, 2023
Forward starting interest rate swap	February 22, 2021	$150.0 million	0.55%	1 month LIBOR	August 20, 2028(1)
Forward starting interest rate swap	February 22, 2021	$150.0 million	0.55%	1 month LIBOR	August 20, 2028(1)
Forward starting interest rate swap	May 28, 2021	$150.0 million	0.60%	1 month LIBOR	November 30, 2028(2)
Forward starting interest rate swap	May 28, 2021	$150.0 million	0.59%	1 month LIBOR	November 30, 2028(2)
(1)    Mandatory termination date of March 22, 2021, which aligns with the forecasted transaction.
(2)    Mandatory termination date of June 30, 2021, which aligns with the forecasted transaction.

During the year ended December 31, 2020, the Company canceled the following interest rate swap and cap:

Derivative Instrument	Date Canceled	Notional Amount	Funds Paid
Interest rate swap	November 13, 2020	$71.3 million	$5.1 million
Interest rate cap	November 13, 2020	$200.0 million	n/a

As of December 31, 2020, the Company had interest rate swap and cap agreements in place to fix or limit the floating interest rates on a portion of the borrowings under its debt facilities summarized below:

Derivatives	Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Cap Rate	Weighted Average Remaining Term
Interest Rate Swap(1)	$1,710.0 million	2.01%	n/a	5.0 years
Interest Rate Cap	$200.0 million	n/a	5.50%	2.9 years
(1)     The impact of forward starting swaps will increase total notional amount by $950.0 million and increase the weighted average remaining term to 6.0 years.

Unrealized losses of $30.3 million related to interest rate swap and cap agreements included in accumulated other comprehensive income (loss) are expected to be recognized in Interest and debt expense over the next twelve months.

The following table summarizes the impact of derivative instruments on the consolidated statements of operations and the consolidated statements of comprehensive income on a pretax basis (in thousands):

	Financial statement caption	Year Ended December 31,
Derivative instrument		2020	2019	2018
Non-designated derivative instruments	Realized (gain) loss on derivative instruments, net	$(224)	$(2,237)	$(2,072)
Non-designated derivative instruments	Unrealized (gain) loss on derivative instruments, net	286	3,107	430
Designated derivative instruments	Interest and debt (income) expense	23,071	(6,048)	(6,780)
Designated derivative instruments	Comprehensive loss	134,051	48,653	2,119

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company presents the fair value of derivative financial instruments on a gross basis as a separate line item on the consolidated balance sheet. The fair value of non-designated derivative instruments included in asset derivatives was $0.3 million at December 31, 2019. The Company has no material non-designated instruments as of December 31, 2020.

Any amounts of cash collateral received or posted related to derivative instruments are included in Other assets on the consolidated balance sheet and are presented in operating activities of the consolidated statements of cash flows. As of December 31, 2020, the Company deposited cash collateral of $35.4 million related to interest rate swap contracts.

Note 8—Leases

Lessee

The Company leases multiple office facilities which are contracted under various cancelable and non-cancelable operating leases, most of which provide extension or early termination options. The Company's lease agreements do not contain any residual value guarantees or material restrictive covenants.

As of December 31, 2020, the weighted average implicit rate was 4.04% and the weighted average remaining lease term was 2.6 years.

The following table summarizes the components of the Company's leases (in thousands):

Balance Sheet	Financial statement caption		December 31, 2020	December 31, 2019
Right-of-use asset - operating	Other assets		$5,062	$7,616
Lease liability - operating	Accounts payable and other accrued expenses		$6,088	$8,940

Income Statement	Financial statement caption	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Operating lease cost(1)	Administrative expenses	$3,005	$3,012	$2,914

(1)     Includes short-term leases that are immaterial.

Cash paid for amounts of lease liabilities included in operating cash flows was $3.1 million and $3.2 million for the years ended December 31, 2020 and 2019, respectively.

The following represents our future undiscounted cash flows related to lease liabilities for each of the next five years and thereafter as of December 31, 2020 (in thousands):

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years ending December 31,
2021	$2,628
2022	2,220
2023	1,513
2024	67
2025	—
2026 and thereafter	—
Total undiscounted future cash flows related to lease payments	$6,428
Less: imputed interest	(340)
Total present value of lease liability	$6,088

Lessor

Operating Leases

The following is the minimum future rental income as of December 31, 2020 under non-cancelable operating leases, assuming the minimum contractual lease term (in thousands):

Years ending December 31,
2021	$950,906
2022	828,366
2023	648,571
2024	509,618
2025	390,878
2026 and thereafter	708,856
Total	$4,037,195

Finance Leases

The following table summarizes the components of the net investment in finance leases (in thousands):

	December 31, 2020	December 31, 2019
Future minimum lease payment receivable(1)	$355,755	$476,443
Estimated residual receivable(2)	53,892	102,238
Gross finance lease receivables(3)	409,647	578,681
Unearned income(4)	(127,516)	(165,339)
Net investment in finance leases(5)	$282,131	$413,342

(1)     There were no executory costs included in gross finance lease receivables as of December 31, 2020 and 2019.
(2)    The Company's finance leases generally include a purchase option at nominal amounts that is reasonably certain to be exercised, and therefore, the Company has immaterial residual value risk for assets.
(3)    The gross finance lease receivable is reduced as billed to customers and reclassified to accounts receivable until paid.
(4)     There were no unamortized initial direct costs as of December 31, 2020 and 2019.
(5)    As of December 31, 2020, one major customer represented 75% of the Company's finance lease portfolio. As of December 31, 2019, three major customers represented 55%, 24% and 11% of the Company's finance lease portfolio. No other customer represented more than 10% of the Company's finance lease portfolio in each of those years.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturities of the Company's gross finance lease receivables subsequent to December 31, 2020 are as follows (in thousands):

Years ending December 31,
2021	$77,832
2022	52,863
2023	45,208
2024	44,837
2025	43,725
2026 and thereafter	145,182
Total	$409,647

The Company’s finance lease portfolio lessees are primarily comprised of the largest international shipping lines. In its estimate of expected credit losses, the Company evaluates the overall credit quality of its finance lease portfolio. The Company considers an account past due when a payment has not been received in accordance with the terms of the related lease agreement and maintains allowances, if necessary, for doubtful accounts. These allowances are based on, but not limited to, historical experience which includes stronger and weaker economic cycles, each lessee's payment history, management's current assessment of each lessee's financial condition, consideration of current conditions and reasonable forecasts. As of December 31, 2020 and December 31, 2019, the Company does not have an allowance on its gross finance lease receivables and does not have any material past due balances.

Note 9—Share-Based Compensation

On July 8, 2016, the Company's 2016 Equity Incentive Plan ("2016 Equity Plan") became effective. The 2016 Equity Plan provides for the granting of service-based and performance-based restricted shares to executives, employees and directors. The maximum aggregate number of shares that may be issued under the 2016 Equity Plan is 5,000,000 common shares. Any awards issued under the 2016 Equity Plan that are forfeited by the participant, will become available for future grant under the 2016 Equity Plan.

The following table summarizes the Company's restricted share activity for the year ended December 31, 2020:

	Number of Shares	Weighted Average Fair Value
Non-vested balance at December 31, 2019	561,212	$31.84
Shares granted	283,161	36.44
Shares vested(1)	(204,497)	38.19
Shares forfeited	(2,073)	35.70
Non-vested balance at December 31, 2020	637,803	$35.78
(1)     Plan participants tendered 53,609 common shares to satisfy income tax withholding obligations. These shares were subsequently retired by the Company.

Additional shares may be granted based upon the satisfaction of certain performance criteria.

The share-based compensation expense for the years ended December 31, 2020, 2019 and 2018 included in administrative expenses on the consolidated statements of operations was $9.9 million, $9.0 million, and $9.0 million, respectively. Share based compensation expense includes amounts related to performance-based shares where achievement of the performance condition was deemed probable.

As of December 31, 2020, the total unrecognized compensation costs related to restricted shares is approximately $7.9 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 1.7 years.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Other Equity Matters

Share Repurchase Program

Starting August 1, 2018, the Company's Board of Directors authorized a repurchase program for its common shares. Under the repurchase program, shares may be purchased in the open market or privately negotiated transactions, and may include transactions pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases may be made from time to time at the Company's discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements, and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common shares, and the Company may suspend or discontinue the repurchase program at any time.

During the year ended December 31, 2020, the Company repurchased 5,129,981 common shares at an average price per-share of $30.85 and a total cost of $158.3 million. During the year ended December 31, 2019, the Company repurchased 6,918,197 common shares at an average price per-share of $31.82 and a total cost of $220.1 million. As of December 31, 2020, $102.1 million remains available under the common share repurchase program.

Preferred Shares

The following table summarizes the Company's preferred share issuances (the "Series") during 2019 and 2020:

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

As a result of these offerings, the Company received $537.5 million in aggregate net proceeds after deducting underwriting discounts of $2.7 million, $4.6 million, $5.5 million, and $4.7 million for Series A, Series B, Series C, and Series D, respectively. The net proceeds were used for general corporate purposes, including the purchase of containers, the repurchase of outstanding common shares, the payment of dividends, and the repayment or repurchase of outstanding indebtedness.

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

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Directors. Dividends will be payable equal to the stated rate per annum of the $25.00 liquidation preference per share. The Series rank senior to the Company's common shares with respect to dividend rights and rights upon the Company's liquidation, dissolution or winding up, whether voluntary or involuntary.

The Company paid the following quarterly dividends during the years ended December 31, 2020 and 2019 on its issued and outstanding Series (in millions except for the per-share amounts):

		Series A		Series B		Series C		Series D
Record Date	Payment Date	Aggregate Payment	Per Share Payment(1)	Aggregate Payment	Per Share Payment	Aggregate Payment	Per Share Payment(1)	Aggregate Payment	Per Share Payment(1)
December 8, 2020	December 15, 2020	$1.8	$0.53	$2.9	$0.50	$3.2	$0.46	$2.6	$0.43
September 8, 2020	September 15, 2020	$1.8	$0.53	$2.9	$0.50	$3.2	$0.46	$2.6	$0.43
June 8, 2020	June 15, 2020	$1.8	$0.53	$2.9	$0.50	$3.2	$0.46	$2.6	$0.43
March 9, 2020	March 16, 2020	$1.8	$0.53	$2.9	$0.50	$3.2	$0.46	$1.5	$0.24
December 9, 2019	December 16, 2019	$1.8	$0.53	$2.9	$0.50	$1.4	$0.19	n/a	n/a
September 9, 2019	September 16, 2019	$1.8	$0.53	$2.6	$0.45	n/a	n/a	n/a	n/a
June 10, 2019	June 17, 2019	$1.8	$0.53	n/a	n/a	n/a	n/a	n/a	n/a
(1)     Rounded to the nearest whole cent.

As of December 31, 2020, the Company had cumulative unpaid preferred dividends of $1.8 million.

Common Share Dividends

The Company paid the following quarterly dividends during the years ended December 31, 2020, 2019, and 2018 on its issued and outstanding common shares:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
December 10, 2020	December 23, 2020	$38.1 Million	$0.57
September 10, 2020	September 24, 2020	$35.5 Million	$0.52
June 11, 2020	June 25, 2020	$35.8 Million	$0.52
March 13, 2020	March 27, 2020	$37.1 Million	$0.52
December 3, 2019	December 20, 2019	$37.3 Million	$0.52
September 5, 2019	September 26, 2019	$37.6 Million	$0.52
June 6, 2019	June 27, 2019	$38.6 Million	$0.52
March 12, 2019	March 28, 2019	$40.4 Million	$0.52
December 3, 2018	December 20, 2018	$41.0 Million	$0.52
September 4, 2018	September 25, 2018	$41.6 Million	$0.52
June 1, 2018	June 22, 2018	$41.6 Million	$0.52
March 12, 2018	March 28, 2018	$36.1 Million	$0.45

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2018	$31,215	$(4,273)	$26,942
Change in derivative instruments designated as cash flow hedges(1)	(3,933)	—	(3,933)
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	(5,210)	—	(5,210)
Tax reclassification to accumulated earnings for the adoption of ASU 2018-02	(3,029)	—	(3,029)
Foreign currency translation adjustment	—	(207)	(207)
Balance at December 31, 2018	$19,043	$(4,480)	$14,563
Change in derivative instruments designated as cash flow hedges(1)	(42,532)	—	(42,532)
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	(4,039)	—	(4,039)
Cumulative effect for the adoption of ASU 2017-12, net of income tax effect	432	—	432
Foreign currency translation adjustment	—	(57)	(57)
Balance at December 31, 2019	$(27,096)	$(4,537)	$(31,633)
Change in derivative instruments designated as cash flow hedges(1)	(123,357)	—	(123,357)
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	21,927	—	21,927
Foreign currency translation adjustment	—	28	28
Balance at December 31, 2020	$(128,526)	$(4,509)	$(133,035)
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

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarizes our segment information and the consolidated totals reported (in thousands):

As of and for the Year Ended December 31, 2020	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$1,300,346	$7,561	$1,307,907
Trading margin	—	14,799	14,799
Net gain on sale of leasing equipment	37,773	—	37,773
Depreciation and amortization expense	541,406	722	542,128
Interest and debt expense	251,145	1,834	252,979
Realized (gain) loss on derivative instruments, net	(223)	(1)	(224)
Segment income (loss) before income taxes(1)	375,957	17,082	393,039
Equipment held for sale	43,275	24,036	67,311
Goodwill	220,864	15,801	236,665
Total assets	9,612,251	100,282	9,712,533
Purchases of leasing equipment and investments in finance leases(2)	$744,129	$—	$744,129

As of and for the Year Ended December 31, 2019	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$1,344,733	$2,536	$1,347,269
Trading margin	—	14,508	14,508
Net gain on sale of leasing equipment	27,041	—	27,041
Depreciation and amortization expense	535,427	704	536,131
Interest and debt expense	314,805	1,365	316,170
Realized (gain) loss on derivative instruments, net	(2,229)	(8)	(2,237)
Segment income (loss) before income taxes(1)(3)	374,418	12,062	386,480
Equipment held for sale	89,755	24,749	114,504
Goodwill	220,864	15,801	236,665
Total assets	9,596,263	46,370	9,642,633
Purchases of leasing equipment and investments in finance leases(2)	$240,170	$—	$240,170

As of and for the Year Ended December 31, 2018	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$1,346,031	$4,272	$1,350,303
Trading margin	—	18,921	18,921
Net gain on sale of leasing equipment	35,377	—	35,377
Depreciation and amortization expense	544,167	971	545,138
Interest and debt expense	321,290	1,441	322,731
Realized (gain) loss on derivative instruments, net	(2,066)	(6)	(2,072)
Segment income (loss) before income taxes(1)	416,270	17,563	433,833
Equipment held for sale	46,968	19,485	66,453
Goodwill	220,864	15,801	236,665
Total assets	10,224,421	45,592	10,270,013
Purchases of leasing equipment and investments in finance leases(2)	$1,603,507	$—	$1,603,507

(1)     Segment income (loss) before income taxes excludes unrealized loss of $0.3 million, $3.1 million, and $0.4 million for the years ended December 31, 2020, 2019, and 2018 respectively, and debt termination expense of $24.7 million, $2.5 million, and $6.1 million for the years ended December 31, 2020, 2019, and 2018, respectively.
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

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geographic Segment Information

The Company generates the majority of its leasing revenues from international containers which are deployed by its customers in a wide variety of global trade routes. The majority of the Company's leasing related revenue is denominated in U.S. dollars.

The following table summarizes the geographic allocation of equipment leasing revenues for the years ended December 31, 2020, 2019, and 2018 based on customers' primary domicile (in thousands):

	Year Ended December 31,
	2020	2019	2018
Total equipment leasing revenues:
Asia	$471,820	$534,529	$553,928
Europe	685,906	654,683	630,031
Americas	105,643	118,259	124,885
Bermuda	1,820	2,182	2,988
Other International	42,718	37,616	38,471
Total	$1,307,907	$1,347,269	$1,350,303

Since the majority of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, all of the Company's long-lived assets are considered to be international.

    The following table summarizes the geographic allocation of equipment trading revenues for the years ended December 31, 2020, 2019 and 2018 based on the location of the sale (in thousands):

	Year Ended December 31,
	2020	2019	2018
Total equipment trading revenues:
Asia	$22,748	$13,752	$18,536
Europe	22,031	27,637	21,211
Americas	30,681	31,943	34,167
Bermuda	—	—	—
Other International	10,320	10,661	9,125
Total	$85,780	$83,993	$83,039

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

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the total income taxes for the periods indicated (in thousands):

	December 31, 2020	December 31, 2019	December 31, 2018
Current taxes:
Bermuda	$—	$—	$—
U.S.	2,518	(637)	3,164
Foreign	60	1,166	1,072
	$2,578	$529	$4,236
Deferred taxes:
Bermuda	$—	$—	$—
U.S.	35,628	26,843	67,136
Foreign	34	179	(731)
	35,662	27,022	66,405
Total income taxes	$38,240	$27,551	$70,641

The following table sets forth the components of income (loss) before income taxes (in thousands):

	December 31, 2020	December 31, 2019	December 31, 2018
Bermuda sources	$200,453	$241,985	$128,905
U.S. sources	166,031	135,758	288,386
Foreign sources	1,535	3,087	10,022
Income (loss) before income taxes	$368,019	$380,830	$427,313
The following table sets forth the difference between the Bermuda statutory income tax rate and the effective tax rate on the consolidated statements of operations for the periods indicated below:

	December 31, 2020	December 31, 2019	December 31, 2018
Bermuda tax rate	—%	—%	—%
Change in enacted tax act	0.65%	—%	1.02%
U.S. income taxed at other than the statutory rate	9.80%	7.85%	14.67%
Effect of uncertain tax positions	(0.12)%	0.17%	0.07%
Foreign income taxed at other than the statutory rate	0.14%	0.14%	0.18%
Effect of permanent differences	0.19%	0.12%	0.28%
Other discrete items	(0.27)%	(1.05)%	0.31%
Effective income tax rate	10.39%	7.23%	16.53%

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the components of deferred income tax assets and liabilities (in thousands):

	December 31, 2020	December 31, 2019
Deferred income tax assets:
Net operating loss carryforwards	$22,924	$71,138
Allowance for losses	257	141
Derivative instruments	11,268	4,899
Deferred income	382	395
Accrued liabilities and other payables	5,713	3,118
Total gross deferred tax assets	40,544	79,691
Less: Valuation allowance	—	—
Net deferred tax assets	$40,544	$79,691

Deferred income tax liabilities:
Accelerated depreciation	$331,954	$353,991
Goodwill and other intangible amortization	3,841	3,775
Derivative instruments	—	105
Deferred income	6,244	11,034
Deferred partnership income (loss)	25,856	11,786
Other	80	317
Total gross deferred tax liability	367,975	381,008
Net deferred income tax liability	$327,431	$301,317

The Company has not recorded a valuation allowance for deferred tax assets as of December 31, 2020 and December 31, 2019.
In assessing the potential future realization of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, the Company believes it is more-likely-than-not that the Company will realize the benefits of these deductible differences at December 31, 2020.

Certain income taxes on unremitted earnings have not been reflected on the consolidated financial statements because such earnings are intended to be permanently reinvested in those jurisdictions. Such earnings and related income taxes are estimated to be approximately $66.0 million and $19.0 million, respectively, at December 31, 2020.

The Tax Cuts and Jobs Act includes a tax on "global intangible low-taxed income" ("GILTI"), which taxes U.S shareholders on certain income earned by foreign subsidiaries. The Company has made an accounting policy election to account for the tax effects of the GILTI tax in the income tax provision in future periods as the tax arises.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). The enactment of the CARES Act does not result in any material adjustments to the Company’s provision for income taxes.

Net operating loss carryforwards for U.S. federal income tax purposes of $103.0 million at year end December 31, 2020 are available to offset future U.S. taxable income. Of the total net operating loss carryforwards, $51.0 million are available to offset future U.S. taxable income from 2021 through 2037. The remaining $52.0 million are carried forward indefinitely but subject to a limitation of 80% of the year's U.S. taxable income.

The Company files income tax returns in several jurisdictions including the U.S. and certain U.S. states.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the unrecognized tax benefit amounts (in thousands):

	December 31, 2020	December 31, 2019
Beginning balance at January 1	$958	$8,590
Increase (decrease) related to tax positions	—	(7,248)
Lapse of statute of limitations	(318)	(333)
Foreign exchange adjustment	10	(51)
Ending balance at December 31	$650	$958

It is reasonably possible that the total amount of unrecognized tax benefits as of December 31, 2020 will decrease by $0.3 million within the next twelve months due to statute of limitations lapses. This reduction will impact income tax expense when recognized. The tax years 2017 through 2020 remain subject to examination by major tax jurisdictions.

The Company accrues interest and penalties related to income taxes in the provision for income taxes.

The following table summarizes interest and penalty expense (in thousands):

	December 31, 2020	December 31, 2019	December 31, 2018
Interest expense (benefit)	$(51)	$193	$98
Penalty expense (benefit)	$(93)	$(115)	$(158)

The following table summarizes the components of income taxes payable included in Accounts payable and other accrued expenses on the consolidated balance sheets (in thousands):

	December 31, 2020	December 31, 2019
Corporate income taxes payable	$323	$29
Unrecognized tax benefits	650	958
Interest accrued	164	215
Penalties	194	287
Income taxes payable	$1,331	$1,489

Note 13—Other Postemployment Benefits

The Company's U.S. employees participate in a defined contribution plan. Under the provisions of the plan, an employee is fully vested with respect to Company contributions after four years of service. The Company matches employee contributions of 100% up to a maximum of $6,000 of qualified compensation and may, at its discretion, make voluntary contributions. The Company's contributions were $0.7 million for each of the years ended December 31, 2020, 2019, and 2018, respectively.

Note 14—Commitments and Contingencies

Container Equipment Purchase Commitments

As of December 31, 2020, the Company had commitments to purchase equipment in the amount of $1,064.8 million payable in 2021.

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

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain key interim financial information for the years ended December 31, 2020 and 2019:

(In thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2020
Total leasing revenues	$321,468	$321,397	$327,757	$337,285	$1,307,907
Trading margin	$1,933	$2,020	$3,869	$6,977	$14,799
Net gain on sale of leasing equipment	$4,077	$4,537	$10,737	$18,422	$37,773
Net income attributable to shareholders	$67,211	$60,075	$45,946	$115,185	$288,417
Net income per basic common share	$0.94	$0.87	$0.67	$1.72	$4.18
Net income per diluted common share	$0.94	$0.86	$0.67	$1.70	$4.16
2019
Total leasing revenues	$340,859	$338,566	$336,668	$331,176	$1,347,269
Trading margin	$3,587	$4,496	$4,150	$2,275	$14,508
Net gain on sale of leasing equipment	$8,469	$7,519	$6,196	$4,857	$27,041
Net income attributable to shareholders	$91,914	$84,071	$85,895	$77,161	$339,041
Net income per basic common share	$1.18	$1.13	$1.18	$1.07	$4.57
Net income per diluted common share	$1.17	$1.12	$1.17	$1.07	$4.54

Note 16—Related Party Transactions

The Company holds a 50% interest in TriStar Container Services (Asia) Private Limited ("TriStar"), which is primarily engaged in the selling and leasing of container equipment in the domestic and short sea markets in India. The Company's equity investment in TriStar is included in Other assets on the consolidated balance sheet. The Company received payments on finance leases with TriStar of $2.0 million and $1.8 million for the years ended December 31, 2020 and 2019. The Company has a finance lease balance with TriStar of $10.3 million and $10.7 million for the years ended December 31, 2020 and December 31, 2019. In 2019, the Company invested an additional $0.8 million to maintain its 50% ownership.

Note 17—Subsequent Events

On February 3, 2021, the Company completed the offering of a $502.9 million ABS fixed-rate series. The series has a contractual weighted average interest rate of 1.69% and expected maturity date of February 20, 2031.

On February 10, 2021, the Company's Board of Directors approved and declared a $0.57 per share quarterly cash dividend on its issued and outstanding common shares, payable on March 26, 2021 to shareholders of record at the close of business on March 12, 2021.

On February 10, 2021, the Company's Board of Directors also approved and declared a cash dividend on its issued and outstanding preferred shares, payable on March 15, 2021 to holders of record as the close of business on March 8, 2021 as follows:

Preferred Share Offering	Dividend Rate	Dividend Per Share
Series A	8.500%	$0.5312500
Series B	8.000%	$0.5000000
Series C	7.375%	$0.4609375
Series D	6.875%	$0.4296875

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

TRITON INTERNATIONAL LIMITED

Parent Company Condensed Balance Sheets
(In thousands, except share data)

	December 31, 2020	December 31, 2019
ASSETS:
Cash and cash equivalents	$1	$1
Investment in subsidiaries	2,569,703	2,535,211
Other assets	46	49
Total assets	$2,569,750	$2,535,261

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable and other accrued expenses	$2,822	$2,381
Payables with affiliates, net	980	643
Total liabilities	3,802	3,024
Shareholders' equity
Preferred shares, $0.01 par value, at liquidation preference	555,000	405,000
Common shares, $0.01 par value, 270,000,000 shares authorized, 81,151,723 and 80,979,833 shares issued, respectively	812	810
Undesignated shares, $0.01 par value, 7,800,000 and 13,800,000 shares authorized, respectively, no shares issued and outstanding	—	—
Treasury shares, at cost, 13,901,326 and 8,771,345 shares, respectively	(436,822)	(278,510)
Additional paid-in capital	905,323	902,725
Accumulated earnings	1,674,670	1,533,845
Accumulated other comprehensive income	(133,035)	(31,633)
Total shareholders' equity	2,565,948	2,532,237
Total liabilities and shareholders' equity	$2,569,750	$2,535,261

TRITON INTERNATIONAL LIMITED

Parent Company Condensed Statements of Operations
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Revenues	$—	$—	$—
Total revenues	—	—	—

Operating expenses:
Administrative expenses	7,298	5,865	5,343
Operating income (loss)	(7,298)	(5,865)	(5,343)
Other income (expenses):
Interest and debt expense	—	(956)	(57)
Net income from subsidiaries	337,077	359,508	354,955
Total other income (expenses)	337,077	358,552	354,898
Income (loss) before income taxes	329,779	352,687	349,555
Income tax expense (benefit)	—	—	—
Net income (loss)	$329,779	$352,687	$349,555

TRITON INTERNATIONAL LIMITED

Parent Company Condensed Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$329,779	$352,687	$349,555
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net (income) loss from subsidiaries	(337,077)	(359,508)	(354,955)
Dividends received from subsidiaries	352,903	338,569	220,304
Share-based compensation expense	1,177	1,403	1,252
Changes in operating assets and liabilities:
Other	(589)	(3,696)	409
Net cash provided by (used in) operating activities	346,193	329,455	216,565
Cash flows from investing activities:
Investment in subsidiary	(145,157)	(291,997)	(40,000)
Net cash provided by (used in) investing activities	(145,157)	(291,997)	(40,000)
Cash flows from financing activities:
Issuance of preferred shares, net of underwriting discount	145,275	392,242	—
Purchases of treasury shares	(158,312)	(222,236)	(56,274)
Loan with affiliate	—	(40,000)	40,000
Dividends paid on preferred shares	(40,933)	(12,323)	—
Dividends paid on common shares	(146,476)	(153,861)	(160,289)
Other	(590)	(1,281)	—
Net cash provided by (used in) financing activities	(201,036)	(37,459)	(176,563)
Net increase (decrease) in cash and cash equivalents	$—	$(1)	$2
Cash, cash equivalents and restricted cash, beginning of period	1	2	—
Cash, cash equivalents and restricted cash, end of period	$1	$1	$2

SCHEDULE II
TRITON INTERNATIONAL LIMITED
Valuation and Qualifying Accounts
(In thousands)

	For the year ended December 31,
Accounts Receivable-Allowance for doubtful accounts:	2020	2019	2018
Beginning Balance	$1,276	$1,240	$3,002
Additions / (Reversals)	1,082	114	(568)
(Write-offs) / Reversals	(166)	(78)	(1,194)
Ending Balance	$2,192	$1,276	$1,240

S-4