Form 10-Q
period 2021-03-31
Triton International Ltd
filed 2021-04-29
CIK 1660734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 23, 2021, there were 67,372,008 common shares at $0.01 par value per share of the registrant outstanding.

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
Forward-looking statements in this report are subject to a number of known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those described in the forward-looking statements, including, but not limited to: the impact of COVID-19 on our business and financial results; decreases in the demand for leased containers; decreases in market leasing rates for containers; difficulties in re-leasing containers after their initial fixed-term leases; customers' decisions to buy rather than lease containers; dependence on a limited number of customers and suppliers; customer defaults; decreases in the selling prices of used containers; extensive competition in the container leasing industry; difficulties stemming from the international nature of Triton's businesses; decreases in demand for international trade; disruption to Triton's operations resulting from political and economic policies of the United States and other countries, particularly China, including but not limited to, the impact of trade wars, duties and tariffs; disruption to Triton's operations from failure of, or attacks on, Triton's information technology systems; disruption to Triton's operations as a result of natural disasters; compliance with laws and regulations related to economic and trade sanctions, security, anti-terrorism, environmental protection and corruption; ability to obtain sufficient capital to support growth; restrictions imposed by the terms of Triton's debt agreements; changes in the tax laws in Bermuda, the United States and other countries; and other risks and uncertainties described in the section entitled "Risk Factors" in our Annual Report on Form 10-K, filed with the SEC on February 16, 2021 (the "Form 10-K"), in this Report on Form 10-Q and in any other Form 10-Q filed or to be filed by us, as well as in the other documents we file with the SEC from time to time, and such risks and uncertainties are specifically incorporated herein by reference.
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

ITEM 1.    FINANCIAL STATEMENTS

TRITON INTERNATIONAL LIMITED
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS:
Leasing equipment, net of accumulated depreciation of $3,497,805 and $3,370,652	$9,198,780	$8,630,696
Net investment in finance leases	271,347	282,131
Equipment held for sale	57,568	67,311
Revenue earning assets	9,527,695	8,980,138
Cash and cash equivalents	233,064	61,512
Restricted cash	153,272	90,484
Accounts receivable, net of allowances of $1,275 and $2,192	234,682	226,090
Goodwill	236,665	236,665
Lease intangibles, net of accumulated amortization of $269,355 and $264,791	29,102	33,666
Other assets	68,919	83,969
Fair value of derivative instruments	7,578	9
Total assets	$10,490,977	$9,712,533
LIABILITIES AND SHAREHOLDERS' EQUITY:
Equipment purchases payable	$342,357	$191,777
Fair value of derivative instruments	68,545	128,872
Accounts payable and other accrued expenses	96,989	95,235
Net deferred income tax liability	342,071	327,431
Debt, net of unamortized costs of $53,446 and $42,747	6,916,697	6,403,270
Total liabilities	7,766,659	7,146,585
Shareholders' equity:
Preferred shares, $0.01 par value, at liquidation preference	555,000	555,000
Common shares, $0.01 par value, 270,000,000 shares authorized, 81,273,334 and 81,151,723 shares issued, respectively	813	812
Undesignated shares, $0.01 par value, 7,800,000 shares authorized, no shares issued and outstanding	—	—
Treasury shares, at cost, 13,901,326 shares	(436,822)	(436,822)
Additional paid-in capital	902,891	905,323
Accumulated earnings	1,765,498	1,674,670
Accumulated other comprehensive income (loss)	(63,062)	(133,035)
Total shareholders' equity	2,724,318	2,565,948
Total liabilities and shareholders' equity	$10,490,977	$9,712,533
The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Leasing revenues:
Operating leases	$339,794	$312,804
Finance leases	6,949	8,664
Total leasing revenues	346,743	321,468

Equipment trading revenues	25,945	15,380
Equipment trading expenses	(17,804)	(13,447)
Trading margin	8,141	1,933

Net gain on sale of leasing equipment	21,967	4,077

Operating expenses:
Depreciation and amortization	143,307	132,695
Direct operating expenses	9,370	23,248
Administrative expenses	20,921	19,225
Provision (reversal) for doubtful accounts	(2,464)	4,279
Total operating expenses	171,134	179,447
Operating income (loss)	205,717	148,031
Other expenses:
Interest and debt expense	54,623	69,002
Debt termination expense	—	31
Other (income) expense, net	(481)	(3,584)
Total other expenses	54,142	65,449
Income (loss) before income taxes	151,575	82,582
Income tax expense (benefit)	11,737	5,546
Net income (loss)	$139,838	$77,036
Less: dividend on preferred shares	10,513	9,825
Net income (loss) attributable to common shareholders	$129,325	$67,211
Net income per common share—Basic	$1.93	$0.94
Net income per common share—Diluted	$1.92	$0.94
Cash dividends paid per common share	$0.57	$0.52
Weighted average number of common shares outstanding—Basic	66,935	71,596
Dilutive restricted shares	282	202
Weighted average number of common shares outstanding—Diluted	67,217	71,798

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$139,838	$77,036
Other comprehensive income (loss), net of tax:
Change in derivative instruments designated as cash flow hedges	62,850	(120,140)
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges	7,102	1,411
Foreign currency translation adjustment	21	(262)
Other comprehensive income (loss), net of tax	69,973	(118,991)
Comprehensive income	209,811	(41,955)
Less:
Dividend on preferred shares	10,513	9,825
Comprehensive income attributable to common shareholders	$199,298	$(51,780)

Tax (benefit) provision on change in derivative instruments designated as cash flow hedges	$2,558	$(9,474)
Tax (benefit) provision on reclassification of (gain) loss on derivative instruments designated as cash flow hedges	$468	$(152)

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)
(Unaudited)

	Preferred Shares		Common Shares		Treasury Shares		Add'l Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	22,200,000	$555,000	81,151,723	$812	13,901,326	$(436,822)	$905,323	$1,674,670	$(133,035)	$2,565,948
Share-based compensation	—	—	207,077	2	—	—	1,713	—	—	1,715
Share repurchase to settle shareholder tax obligations	—	—	(85,466)	(1)	—	—	(4,145)	—	—	(4,146)
Net income (loss)	—	—	—	—	—	—	—	139,838	—	139,838
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	69,973	69,973
Common shares dividend declared	—	—	—	—	—	—	—	(38,497)	—	(38,497)
Preferred shares dividend declared	—	—	—	—	—	—	—	(10,513)	—	(10,513)
Balance as of March 31, 2021	22,200,000	$555,000	81,273,334	$813	13,901,326	$(436,822)	$902,891	$1,765,498	$(63,062)	$2,724,318

`	Preferred Shares		Common Shares		Treasury Shares		Add'l Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	16,200,000	$405,000	80,979,833	$810	8,771,345	$(278,510)	$902,725	$1,533,845	$(31,633)	$2,532,237
Issuance of preferred shares, net of offering expenses	6,000,000	150,000	—	—	—	—	(5,171)	—	—	144,829
Share-based compensation	—	—	184,644	2	—	—	1,603	—	—	1,605
Treasury shares acquired	—	—	—	—	1,365,620	(37,488)	—	—	—	(37,488)
Share repurchase to settle shareholder tax obligations	—	—	(53,609)	(1)	—	—	(2,155)	—	—	(2,156)
Net income (loss)	—	—	—	—	—	—	—	77,036	—	77,036
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(118,991)	(118,991)
Common shares dividend declared	—	—	—	—	—	—	—	(37,427)	—	(37,427)
Preferred shares dividend declared	—	—	—	—	—	—	—	(9,395)	—	(9,395)
Balance as of March 31, 2020	22,200,000	$555,000	81,110,868	$811	10,136,965	$(315,998)	$897,002	$1,564,059	$(150,624)	$2,550,250
The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$139,838	$77,036
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	143,307	132,695
Amortization of deferred debt cost and other debt related amortization	1,142	3,595
Lease related amortization	4,857	7,054
Share-based compensation expense	1,715	1,605
Net (gain) loss on sale of leasing equipment	(21,967)	(4,077)
Unrealized (gain) loss on derivative instruments	—	297
Debt termination expense	—	31
Deferred income taxes	11,615	5,505
Changes in operating assets and liabilities:
Accounts receivable	(10,828)	(3,775)
Accounts payable and other accrued expenses	1,886	(15,111)
Net equipment sold (purchased) for resale activity	1,579	1,435
Cash received (paid) for settlement of interest rate swaps	5,558	—
Cash collections on finance lease receivables, net of income earned	12,866	15,466
Other assets	9,420	(23,796)
Net cash provided by (used in) operating activities	300,988	197,960
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(579,211)	(62,406)
Proceeds from sale of equipment, net of selling costs	53,512	49,498
Other	15	(216)
Net cash provided by (used in) investing activities	(525,684)	(13,124)
Cash flows from financing activities:
Issuance of preferred shares, net of underwriting discount	—	145,275
Purchases of treasury shares	—	(34,357)
Redemption of common shares for withholding taxes	(4,146)	(2,156)
Debt issuance costs	(13,803)	—
Borrowings under debt facilities	1,504,850	530,000
Payments under debt facilities and finance lease obligations	(979,199)	(425,073)
Dividends paid on preferred shares	(10,513)	(9,395)
Dividends paid on common shares	(38,153)	(37,110)
Other	—	(410)
Net cash provided by (used in) financing activities	459,036	166,774
Net increase (decrease) in cash, cash equivalents and restricted cash	$234,340	$351,610
Cash, cash equivalents and restricted cash, beginning of period	151,996	168,972
Cash, cash equivalents and restricted cash, end of period	$386,336	$520,582
Supplemental disclosures:
Interest paid	$42,133	$53,795
Income taxes paid (refunded)	$155	$139
Right-of-use asset for leased property	$—	$—
Supplemental non-cash investing activities:
Equipment purchases payable	$342,357	$29,109
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

The interim consolidated balance sheet as of March 31, 2021; the consolidated statements of operations, the consolidated statements of comprehensive income, and the consolidated statements of shareholders' equity and the consolidated statements of cash flows for the three months ended March 31, 2021 and 2020, are unaudited. The consolidated balance sheet as of December 31, 2020, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. The unaudited interim financial statements have been prepared on a basis consistent with the Company's annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company's financial position, results of operations, comprehensive income, shareholders' equity, and cash flows for the periods presented. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The consolidated results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2021 or for any other future annual or interim period.

These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2020 included in the Company's Annual Report on Form 10-K which was filed with the SEC on February 16, 2021. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain changes in presentation have been made to conform the prior period presentation to current period reporting.
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

Concentration of Credit Risk

The Company's equipment leases and trade receivables subject it to potential credit risk. The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis. The Company's three largest customers accounted for 21%, 14%, and 10%, respectively, of the Company's lease billings during the three months ended March 31, 2021.

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

	March 31, 2021	December 31, 2020
Equipment held for sale	$1,868	$4,001

An impairment charge is recorded when the carrying value of the asset exceeds its fair value less cost to sell. The following table summarizes the Company's net impairment charges recorded in Net gain on sale of leasing equipment on the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2021	2020
Impairment (loss) reversal on equipment held for sale	$5	$(1,490)
Gain (loss) on sale of equipment, net of selling costs	21,962	5,567
Net gain on sale of leasing equipment	$21,967	$4,077

Note 3—Intangible Assets

Intangible assets consist of lease intangibles for leases acquired with lease rates above market in a business combination. The following table summarizes the amortization of intangible assets as of March 31, 2021 (in thousands):

Years ending December 31,	Total Intangible Assets
2021	$11,985
2022	$10,497
2023	$4,657
2024	$1,963
Total	$29,102

Amortization expense related to intangible assets was $4.6 million and $6.2 million for the three months ended March 31, 2021, and 2020, respectively.

Note 4—Share-Based Compensation

The Company recognizes share-based compensation expense for share-based payment transactions based on the grant date fair value. The expense is recognized over the employee's requisite service period, which is generally the vesting period of the equity award. The Company recognized share-based compensation expense in administrative expenses of $1.7 million and $1.6 million for the three months ended March 31, 2021 and 2020, respectively. Share-based compensation expense includes charges for performance-based shares and units that are deemed probable to vest.

As of March 31, 2021, the total unrecognized compensation expense related to non-vested restricted share awards and units was approximately $15.6 million, which is expected to be recognized on a straight-line basis through 2024.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the three months ended March 31, 2021, the Company issued 207,077 restricted shares, and canceled 85,466 vested shares to settle payroll taxes on behalf of employees. Additional shares may be issued based upon the satisfaction of certain performance criteria.

Note 5—Other Equity Matters

Share Repurchase Program

The Company's Board of Directors authorized repurchases of shares up to a specified dollar amount as part of its repurchase program. Purchases under the repurchase program may be made in the open market or privately negotiated transactions, and may include transactions pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases may be made from time to time at the Company's discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements, and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common shares, and the Company may suspend or discontinue the repurchase program at any time.

The Company did not repurchase any shares during the three months ended March 31, 2021 and currently has $102.1 million available under the share repurchase program.

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

The Company paid the following quarterly dividends during the three months ended March 31, 2021 and 2020 on its issued and outstanding Series (in millions except for the per-share amounts):

		Series A		Series B		Series C		Series D
Record Date	Payment Date	Aggregate Payment	Per Share Payment(1)	Aggregate Payment	Per Share Payment	Aggregate Payment	Per Share Payment(1)	Aggregate Payment	Per Share Payment(1)
March 8, 2021	March 15, 2021	$1.8	$0.53	$2.9	$0.50	$3.2	$0.46	$2.6	$0.43
March 9, 2020	March 16, 2020	$1.8	$0.53	$2.9	$0.50	$3.2	$0.46	$1.5	$0.24
(1)     Rounded to the nearest whole cent.

As of March 31, 2021, the Company had cumulative unpaid preferred dividends of $1.8 million.

Common Share Dividends

The Company paid the following quarterly dividends during the three months ended March 31, 2021 and 2020 on its issued common shares:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
March 12, 2021	March 26, 2021	$38.2 Million	$0.57
March 13, 2020	March 27, 2020	$37.1 Million	$0.52

Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2021 and 2020 (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2020	$(128,526)	$(4,509)	$(133,035)
Change in derivative instruments designated as cash flow hedges(1)	62,850	—	62,850
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	7,102	—	7,102
Foreign currency translation adjustment	—	21	21
Balance as of March 31, 2021	$(58,574)	$(4,488)	$(63,062)

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2019	$(27,096)	$(4,537)	$(31,633)
Change in derivative instruments designated as cash flow hedges(1)	(120,140)	—	(120,140)
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	1,411	—	1,411
Foreign currency translation adjustment	—	(262)	(262)
Balance as of March 31, 2020	$(145,825)	$(4,799)	$(150,624)
(1)    Refer to Note 8 - "Derivative Instruments" for reclassification impact on the Consolidated Statements of Operations

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

As of March 31, 2021, the weighted average implicit rate was 3.84% and the weighted average remaining lease term was 2.6 years.

The following table summarizes the impact of the Company's leases in its financial statements (in thousands):

Balance Sheet	Financial statement caption	March 31, 2021	December 31, 2020
Right-of-use asset - operating	Other assets	$4,750	$5,062
Lease liability - operating	Accounts payable and other accrued expenses	$5,697	$6,088

		Three Months Ended March 31,
Income Statement	Financial statement caption	2021	2020
Operating lease cost(1)	Administrative expenses	$722	$759
(1)     Includes short-term leases that are immaterial.

Cash paid for amounts of lease liabilities included in operating cash flows was $0.7 million and $0.8 million for the three months ended March 31, 2021 and March 31, 2020, respectively.

Lessor
The following table summarizes the components of the net investment in finance leases (in thousands):

	March 31, 2021	December 31, 2020
Future minimum lease payment receivable(1)	$338,471	$355,755
Estimated residual receivable(2)	53,789	53,892
Gross finance lease receivables(3)	392,260	409,647
Unearned income(4)	(120,913)	(127,516)
Net investment in finance leases(5)	$271,347	$282,131
(1)     There were no executory costs included in gross finance lease receivables as of March 31, 2021 and December 31, 2020.
(2)     The Company's finance leases generally include a purchase option at nominal amounts that is reasonably certain to be exercised, and therefore, the Company has immaterial residual value risk for assets.
(3)    The gross finance lease receivable is reduced as billed to customers and reclassified to accounts receivable until paid by customers.
(4)     There were no unamortized initial direct costs as of March 31, 2021 and December 31, 2020.
(5)    One major customer represented 77% and 75% of the Company's finance lease portfolio as of March 31, 2021 and December 31, 2020, respectively. No other customer represented more than 10% of the Company's finance lease portfolio in each of those periods.

The Company’s finance lease portfolio lessees are primarily comprised of the largest international shipping lines. In its estimate of expected credit losses, the Company evaluates the overall credit quality of its finance lease portfolio. The Company considers an account past due when a payment has not been received in accordance with the terms of the related lease agreement and maintains allowances, if necessary, for doubtful accounts. These allowances are based on, but not limited to, historical experience which includes stronger and weaker economic cycles, each lessee's payment history, management's current assessment of each lessee's financial condition, consideration of current economic conditions and reasonable market forecasts. As of March 31, 2021, the Company does not have an allowance on its gross finance lease receivables and does not have any material past due balances.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Debt

The table below summarizes the Company's key terms and carrying value of debt (in thousands):

	Contractual Weighted Avg Interest Rate(1)	Maturity Range(1)		March 31, 2021	December 31, 2020
		From	To
Institutional notes	4.59%	Jun 2021	Jun 2029	$1,611,371	$1,642,314
Asset-backed securitization term notes	1.98%	Aug 2023	Feb 2031	4,076,059	2,920,807
Term loan facility	1.61%	Nov 2023	Nov 2023	820,000	840,000
Asset-backed securitization warehouse	1.96%	Nov 2027	Nov 2027	20,000	264,000
Revolving credit facilities	1.76%	Sep 2023	Jul 2024	426,400	760,500
Finance lease obligations	4.93%	Feb 2024	Feb 2024	16,746	17,304
Total debt outstanding				6,970,576	6,444,925
Unamortized debt costs				(53,446)	(42,747)
Unamortized debt premiums & discounts				(1,941)	(599)
Unamortized fair value debt adjustment				1,508	1,691
Debt, net of unamortized costs				$6,916,697	$6,403,270
(1)     Data as of March 31, 2021.

The fair value of total debt outstanding was $7,034.8 million and $6,536.5 million as of March 31, 2021 and December 31, 2020, respectively, and was measured using Level 2 inputs.

As of March 31, 2021, the maximum borrowing levels for the Asset-backed Securitization ("ABS") warehouse and the revolving credit facilities are $1,125.0 million and $1,560.0 million, respectively. These facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets. As of March 31, 2021, the availability under these credit facilities without adding additional container assets to the borrowing base was approximately $828.8 million.

The Company is subject to certain financial covenants under its debt agreements. The agreements remain the obligations of the respective subsidiaries, and all related debt covenants are calculated at the subsidiary level. As of March 31, 2021 and December 31, 2020, the Company was in compliance with all financial covenants in accordance with the terms of its debt agreements.

The Company hedges the risks associated with fluctuations in interest rates on a portion of its floating-rate debt by entering into interest rate swap agreements that convert a portion of its floating-rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The following table summarizes the Company's outstanding fixed-rate and floating-rate debt as of March 31, 2021 (in thousands):

	Balance Outstanding	Contractual Weighted Avg Interest Rate	Maturity Range		Weighted Avg Remaining Term
			From	To
Excluding impact of derivative instruments:
Fixed-rate debt	$5,057,512	2.86%	Jun 2021	Feb 2031	4.4 years
Floating-rate debt	$1,913,064	1.67%	Aug 2023	Nov 2027	2.6 years

Including impact of derivative instruments:
Fixed-rate debt	$5,057,512	2.86%
Hedged floating-rate debt	$1,697,600	3.57%
Total fixed and hedged debt	6,755,112	3.04%
Unhedged floating-rate debt	215,464	1.67%
Total	$6,970,576	3.00%

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company issued the following ABS fixed rate series during the three months ended March 31, 2021:

Date	Total Offering	Contractual Weighted Avg Interest Rate	Expected Maturity
February 3, 2021	$502.9 Million	1.69%	Feb 2031
March 17, 2021	$725.0 Million	1.89%	Dec 2030

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Finance Lease Obligations

Certain containers are leased with a financial institution. The lease is accounted for as a finance lease, with interest expense recognized on a level yield basis over the period preceding early purchase options, which is five to seven years from the transaction date.

Note 8—Derivative Instruments

Interest Rate Swaps / Caps

The Company enters into derivative agreements to manage interest rate risk exposure. Interest rate swap agreements are utilized to limit the Company's exposure to interest rate risk by converting a portion of its floating-rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. Interest rate swaps involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the lives of the agreements without an exchange of the underlying principal amounts. The Company also utilizes interest rate cap agreements to manage the Company's exposure to rising interest rates by placing a ceiling on the rate that will be paid under certain floating-rate debt agreements.

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

In conjunction with the issuance of ABS notes, the Company canceled the following interest rate swaps that were in place to hedge the impact of interest rate changes on fixed-rate debt issuances:

Derivative Instrument	Date Canceled	Notional Amount	Funds Received
Interest rate swap	January 25, 2021	$150.0 million	$0.3 million
Interest rate swap	January 27, 2021	$150.0 million	$0.3 million
Interest rate swap	February 19, 2021	$150.0 million	$2.4 million
Interest rate swap	February 19, 2021	$150.0 million	$2.4 million

As of March 31, 2021, the Company had interest rate swap and cap agreements in place to fix or limit the floating interest rates on a portion of the borrowings under its debt facilities summarized below:

Derivatives	Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Cap Rate	Weighted Average Remaining Term
Interest Rate Swap(1)	$1,697.6 Million	2.02%	n/a	4.8 years
Interest Rate Cap	$200.0 Million	n/a	5.5%	2.7 years
(1)     The impact of forward starting swaps will increase total notional amount by $350.0 million and increase the weighted average remaining term to 5.8 years.

Unrealized losses of $28.6 million related to interest rate swap and cap agreements included in accumulated other comprehensive income (loss) are expected to be recognized in Interest and debt expense over the next twelve months.

The following table summarizes the impact of derivative instruments on the consolidated statements of operations and the consolidated statements of comprehensive income on a pretax basis (in thousands):

		Three Months Ended March 31,
	Financial statement caption	2021	2020
Non-Designated Derivative Instruments
Realized (gains) losses	Other (income) expense, net	$—	$(235)
Unrealized (gains) losses	Other (income) expense, net	$—	$297
Designated Derivative Instruments
Realized (gains) losses	Interest and debt (income) expense	$7,570	$1,259
Unrealized (gains) losses	Comprehensive (income) loss	$(65,408)	$129,614

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

The Company presents the fair value of derivative financial instruments on a gross basis as a separate line item on the consolidated balance sheet. As of March 31, 2021 and December 31, 2020, the Company has no material non-designated instruments.

Any amounts of cash collateral posted related to derivative instruments are included in Other assets on the consolidated balance sheet and are presented in operating activities of the consolidated statements of cash flows. As of March 31, 2021, the Company has cash collateral of $28.4 million related to interest rate swap contracts.

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

The following tables summarizes our segment information and the consolidated totals reported (in thousands):

	Three Months Ended March 31,
	2021			2020
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$343,805	$2,938	$346,743	$321,037	$431	$321,468
Trading margin	—	8,141	8,141	—	1,933	1,933
Net gain on sale of leasing equipment	21,967	—	21,967	4,077	—	4,077
Depreciation and amortization expense	143,137	170	143,307	132,518	177	132,695
Interest and debt expense	54,221	402	54,623	68,699	303	69,002
Segment income (loss) before income taxes(1)	142,189	9,386	151,575	81,517	1,393	82,910
Purchases of leasing equipment and investments in finance leases(2)	$579,211	$—	$579,211	$62,406	$—	$62,406

(1) Segment income before income taxes excludes unrealized gains or losses on derivative instruments and debt termination expense. The Company recorded an unrealized loss on derivative instruments of $0.3 million for the three months ended March 31, 2020, included in other (income)/expense, net, and an immaterial amount for debt termination expense for the three months ended March 31, 2020.
(2)     Represents cash disbursements for purchases of leasing equipment and investments in finance lease as reflected in the consolidated statements of cash flows for the periods indicated, but excludes cash flows associated with the purchase of equipment held for resale.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	March 31, 2021			December 31, 2020
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Equipment held for sale	$30,415	$27,153	$57,568	$43,275	$24,036	$67,311
Goodwill	220,864	15,801	236,665	220,864	15,801	236,665
Total assets	$10,390,561	$100,416	$10,490,977	$9,612,251	$100,282	$9,712,533

There are no intercompany revenues or expenses between segments. Certain administrative expenses have been allocated between segments based on an estimate of services provided to each segment. A portion of the Company's equipment purchased for resale in the equipment trading segment may be leased for a period of time and is reflected as leasing equipment as opposed to equipment held for sale and the cash flows associated with these transactions are reflected as purchases of leasing equipment and proceeds from the sale of equipment in investing activities in the Company's consolidated statements of cash flows.

Geographic Segment Information

The Company generates the majority of its leasing revenues from international containers which are deployed by its customers in a wide variety of global trade routes. The majority of the Company's leasing related revenue is denominated in U.S. dollars.

The following table summarizes the geographic allocation of equipment leasing revenues for the three months ended March 31, 2021 and 2020 based on customers' primary domicile (in thousands):

	Three Months Ended March 31,
	2021	2020
Total equipment leasing revenues:
Asia	$123,894	$120,806
Europe	186,373	164,263
Americas	24,713	26,261
Bermuda	575	443
Other International	11,188	9,695
Total	$346,743	$321,468

Since the majority of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, all of the Company's long-lived assets are considered to be international.

The following table summarizes the geographic allocation of equipment trading revenues for the three months ended March 31, 2021 and 2020 based on the location of the sale (in thousands):

	Three Months Ended March 31,
	2021	2020
Total equipment trading revenues:
Asia	$7,459	$1,532
Europe	7,122	4,952
Americas	8,541	6,595
Bermuda	—	—
Other International	2,823	2,301
Total	$25,945	$15,380

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Commitments and Contingencies

Container Equipment Purchase Commitments

At March 31, 2021, the Company had commitments to purchase equipment in the amount of $1,398.6 million payable in 2021.

Contingencies

The Company is party to various pending or threatened legal or regulatory proceedings arising in the ordinary course of its business. Based upon information presently available, the Company does not expect any liabilities arising from these matters to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

Note 11—Income Taxes

The Company's effective tax rates were 7.7% and 6.7% for the three months ended March 31, 2021 and 2020, respectively. The Company has computed the provision for income taxes based on the estimated annual effective tax rate and the application of discrete items, if any, in the applicable period. The increase in the effective tax rate in 2021 compared to the same period of 2020 was primarily the result of an increased proportion of the Company's income generated in higher tax jurisdictions.

Note 12—Related Party Transactions

The Company holds a 50% interest in TriStar Container Services (Asia) Private Limited ("TriStar"), which is primarily engaged in the selling and leasing of container equipment in the domestic and short sea markets in India.  The Company's equity investment in TriStar is included in Other assets on the consolidated balance sheet. The Company received payments on finance leases with TriStar of $0.5 million for both of the three months ended March 31, 2021 and March 31, 2020. The Company has a direct finance lease balance with TriStar of $10.0 million and $10.3 million as of March 31, 2021 and December 31, 2020, respectively.

Note 13—Subsequent Events

On April 15, 2021, the Company completed a $600.0 million senior secured investment grade bond offering. The bond offering has a contractual interest rate of 2.05% and expected maturity date of April 15, 2026.

On April 27, 2021, the Company's Board of Directors approved and declared a quarterly cash dividend of $0.57 per share on its issued and outstanding common shares, payable on June 24, 2021 to holders of record at the close of business on June 10, 2021.

On April 27, 2021, the Company's Board of Directors also approved and declared a cash dividend on its issued and outstanding preferred shares, payable on June 15, 2021 to holders of record at the close of business on June 8, 2021 as follows:

Preferred Share Offering	Dividend Rate	Dividend Per Share
Series A	8.500%	$0.5312500
Series B	8.000%	$0.5000000
Series C	7.375%	$0.4609375
Series D	6.875%	$0.4296875

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" as discussed in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2020 with the SEC on February 16, 2021 (the "Form 10-K"), in this Report on Form 10-Q and in any other Form 10-Q filed or to be filed by us, and in other documents we file with the SEC from time to time. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Operations

Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of March 31, 2021, our total fleet consisted of 3.8 million containers and chassis, representing 6.5 million twenty-foot equivalent units ("TEU") or 7.3 million cost equivalent units ("CEU"). We have an extensive global presence, offering leasing services through 19 offices and 3 independent agencies located in 16 countries and 411 third-party owned and operated depot facilities in 46 countries as of March 31, 2021. Our primary customers include the world's largest container shipping lines. For the three months ended March 31, 2021, our twenty largest customers accounted for 86% of our lease billings, our five largest customers accounted for 60% of our lease billings, and our three largest customers accounted for 21%, 14%, and 10% of our lease billings.

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

The following tables summarize our equipment fleet as of March 31, 2021, December 31, 2020 and March 31, 2020 indicated in units, TEU and CEU. CEU and TEU are standard industry measures of fleet size and are used to measure the quantity of containers that make up our revenue earning assets:

	Equipment Fleet in Units			Equipment Fleet in TEU
	March 31, 2021	December 31, 2020	March 31, 2020	March 31, 2021	December 31, 2020	March 31, 2020
Dry	3,417,293	3,295,908	3,239,306	5,711,032	5,466,421	5,324,756
Refrigerated	232,550	227,519	225,026	450,087	439,956	434,263
Special	94,266	93,885	93,743	171,781	170,792	170,225
Tank	11,339	11,312	12,469	11,339	11,312	12,469
Chassis	24,078	24,781	24,319	43,858	45,188	44,828
Equipment leasing fleet	3,779,526	3,653,405	3,594,863	6,388,097	6,133,669	5,986,541
Equipment trading fleet	60,242	64,243	17,549	93,514	98,991	26,185
Total	3,839,768	3,717,648	3,612,412	6,481,611	6,232,660	6,012,726

	Equipment Fleet in CEU (1)
	March 31, 2021	December 31, 2020	March 31, 2020
Operating leases	6,892,129	6,649,350	6,474,701
Finance leases	297,168	295,784	338,242
Equipment trading fleet	92,570	98,420	35,632
Total	7,281,867	7,043,554	6,848,575
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

The following table summarizes the percentage of our equipment fleet in terms of units and CEU as of March 31, 2021:

Equipment Type	Percentage of total fleet in units	Percentage of total fleet in CEU
Dry	88.9%	68.8%
Refrigerated	6.1	23.7
Special	2.5	3.3
Tank	0.3	1.2
Chassis	0.6	1.7
Equipment leasing fleet	98.4	98.7
Equipment trading fleet	1.6	1.3
Total	100.0%	100.0%

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

The following table summarizes our lease portfolio by lease type, based on CEU on-hire as of March 31, 2021, December 31, 2020 and March 31, 2020:

Lease Portfolio	March 31, 2021	December 31, 2020	March 31, 2020
Long-term leases	74.7%	73.8%	71.1%
Finance leases	4.2	4.4	5.5
Service leases	6.4	7.2	7.7
Expired long-term leases (units on-hire)	14.7	14.6	15.7
Total	100.0%	100.0%	100.0%

As of March 31, 2021, December 31, 2020 and March 31, 2020, our long-term and finance leases combined had an average remaining contractual term of approximately 51 months, 49 months, and 48 months, respectively, assuming no leases are renewed.

Market Overview and COVID-19

The COVID-19 pandemic continues to have a meaningful impact on global trade and our business. The outbreak of COVID-19 and the initial global economic and social lockdowns caused a sharp decrease in trade volume and pressured our operating and financial performance in the first half of 2020. However, the easing of the lockdowns during the second quarter of 2020 and a shift in consumer spending from services and experiences to goods drove a sharp rebound in global containerized trade volumes and container demand beginning in the second half of 2020. The increase in trade volumes coupled with logistical challenges that have slowed the global movement of containers has resulted in a worldwide shortage of containers that has continued into the first quarter of this year. This shortage has driven our fleet to near full utilization, and led to significant increases in new container prices, market leasing rates and used container disposal prices. We have also significantly increased our procurement of new containers. All of these factors have contributed to a sharp increase in our profitability over the prior year period.

Operating Performance

Our operating and financial performance in the first quarter of 2021 benefited from the very favorable market conditions that are being driven by strong global trade activity coupled with a limited availability of containers.

Fleet size. As of March 31, 2021, our revenue earning assets had a net book value of $9.5 billion, an increase of 8.4% from March 31, 2020 and 6.1% from December 31, 2020. This increase was primarily due to increased purchases of containers that began in the second half of 2020 and accelerated into 2021 in response to a surge in global containerized trade volumes and lease demand. Through April 23, 2021, we have purchased approximately $2.6 billion of new containers for delivery in 2021, of which $702.6 million were accepted in the first quarter. The vast majority of these containers have already been committed to leases. We expect our existing orders will translate to asset growth of close to 20% in 2021.

Utilization. Our average utilization was 99.1% for the quarter ended March 31, 2021, an increase of 3.7% compared to the first quarter of 2020 and an increase of 1.0% from the fourth quarter of 2020. Our utilization has increased steadily since the third quarter of 2020 due to a very high volume of container pick-ups and limited drop-off activity. As of April 23, 2021, our utilization was 99.4%.

The following table summarizes our equipment fleet utilization for the periods indicated below. Utilization is computed by dividing our total units on lease (in CEU) by the total units in our fleet (in CEU) excluding new units not yet leased and off-hire units designated for sale:

	Quarter Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Average Utilization	99.1%	98.1%	96.1%	95.0%	95.4%
Ending Utilization	99.3%	98.9%	97.4%	94.8%	95.3%

Average lease rates. Average lease rates for our dry container product line increased by 1.0% in the first quarter of 2021 compared to the first quarter of 2020, and increased by 1.9% from the fourth quarter of 2020. The increase in our average dry container lease rates was primarily driven by the sharp increase in new container prices and market lease rates in the fourth quarter of 2020 and the first quarter of 2021. Container manufacturers are currently quoting over $3,500 for 20' dry containers and market lease rates for new dry containers are currently significantly above the average dry container lease rates in our portfolio. We expect our average dry container lease rates will continue to increase if container prices and market lease rates remain at their current levels.

Average lease rates for our refrigerated container product line decreased by 4.8% in the first quarter of 2021 compared to the first quarter of 2020. We have been experiencing larger differences in lease rates for older refrigerated containers compared to rates on new equipment, and we expect our average lease rates for refrigerated containers will continue to gradually trend down. The average lease rates for special containers remained flat in the first quarter of 2021 compared to the first quarter of 2020.

Equipment disposals. Disposal gains were very high in the first quarter of 2021, reflecting exceptionally high used container selling prices. Our average used dry container sale price in the first quarter of 2021 increased 90.2% from the first quarter of 2020, and increased 52.1% from the fourth quarter of 2020. This increase in sale prices reflects the current worldwide shortage of containers and the large increase in new container prices. The benefit of the large increase in used dry container sale prices was partially offset by a substantial decrease in disposal volumes. Container drop-off volumes have been very low due to the strong demand and limited global availability of containers, and our used dry container sales volumes decreased by 47.2% compared to the first quarter of 2020 and by 54.6% compared to the fourth quarter of 2020. We expect our disposal volumes and related gains will decrease due to limited container drop-offs.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, and borrowings under our credit facilities. Our principal uses of cash include capital expenditures, debt service, dividends, and share repurchases.

For the trailing twelve months ended March 31, 2021, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment, was $1,305.9 million. In addition, as of March 31, 2021, we had $233.1 million of cash and cash equivalents and $2,238.6 million of maximum borrowing capacity under our current credit facilities.

As of March 31, 2021, our cash commitments in the next twelve months include $771.4 million of scheduled principal payments on our existing debt facilities and $1,741.0 million of committed but unpaid capital expenditures, primarily for the purchase of equipment.

We believe that cash provided by operating activities, existing cash, proceeds from the sale of our leasing equipment, and availability under our credit facilities will be sufficient to meet our obligations over the next twelve months.

Asset-backed Securitization ("ABS") Note Issuances

During the three months ended March 31, 2021, the Company issued $1.2 billion in ABS notes at a weighted average interest rate of 1.8%. The proceeds from these issuances were used to facilitate additional capital expenditures and investment in our fleet.

Share Repurchase Program

The Company did not repurchase any shares in the first quarter of 2021. Since the inception of the Company's share repurchase program in August 2018, we have purchased over 13.9 million shares, or 17.2% of our common shares.

Dividends

During the three months ended March 31, 2021 and 2020, the Company paid dividends on preferred shares of $10.5 million and $9.4 million, respectively, and paid dividends on common shares of $38.2 million and $37.1 million, respectively.

For additional information on the Share Repurchase Program and Dividends, please refer to Note 5 - “Other Equity Matters” in the Notes to the Unaudited Consolidated Financial Statements.

Debt Agreements

At March 31, 2021 our outstanding indebtedness was comprised of the following (amounts in millions):

	March 31, 2021	Maximum Borrowing Level
Institutional notes	$1,611.4	$1,611.4
Asset-backed securitization term notes	4,076.1	4,076.1
Term loan facility	820.0	820.0
Asset-backed securitization warehouse	20.0	1,125.0
Revolving credit facilities	426.4	1,560.0
Finance lease obligations	16.7	16.7
Total debt outstanding	$6,970.6	$9,209.2
Unamortized debt costs	(53.5)	—
Unamortized debt premiums & discounts	(1.9)	—
Unamortized fair value debt adjustment	1.5	—
Debt, net of unamortized costs	$6,916.7	$9,209.2

The maximum borrowing levels depicted in the table above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets. As of March 31, 2021, the availability under these credit facilities without adding additional container assets to the borrowing base was approximately $828.8 million.
As of March 31, 2021, we had a combined $6,755.1 million of total debt with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap contracts, which accounts for 97% of total debt.

Pursuant to the terms of certain debt agreements, we are required to maintain certain amounts in restricted cash accounts. As of March 31, 2021, we had restricted cash of $153.3 million.

For additional information on our debt, please refer to Note 7 - "Debt" in the Notes to the Unaudited Consolidated Financial Statements.

Debt Covenants

We are subject to certain financial covenants related to leverage, interest coverage and net worth as defined in our debt agreements. The debt agreements are the obligations of our subsidiaries and all related debt covenants are calculated at the subsidiary level. Failure to comply with these covenants could result in a default under the related credit agreements and the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors. As of March 31, 2021, we were in compliance with all such covenants. The table below reflects the key debt covenants for the Company that cover the majority of our debt agreements:

	TCIL		TAL
Financial Covenant	Covenant	Actual	Covenant	Actual
Fixed charge coverage ratio	Shall not be less than 1.25:1	2.99:1	Shall not be less than 1.10:1	2.41:1
Minimum net worth	Shall not be less than $855 million	$2,144.6 million	Shall not be less than $500 million	$987.8 million
Leverage ratio	Shall not exceed 4.0:1	2.19:1	Shall not exceed 4.75:1	1.68:1

Cash Flow

The following table sets forth certain cash flow information for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$300,988	$197,960
Net cash provided by (used in) investing activities	$(525,684)	$(13,124)
Net cash provided by (used in) financing activities	$459,036	$166,774

Operating Activities

Net cash provided by operating activities increased by $103.0 million to $301.0 million in the three months ended March 31, 2021 compared to $198.0 million in the same period in 2020. The significant increase was primarily due to an increase in profitability due to strong market conditions. Additionally, changes in working capital accounts were positive compared to the same period last year.

Investing Activities

Net cash used in investing activities increased by $512.6 million to $525.7 million in the three months ended March 31, 2021 compared to $13.1 million in the same period in 2020. The change was primarily due to a $516.8 million increase in leasing equipment purchases to support the strong container demand.

Financing Activities

Net cash provided by financing activities increased by $292.2 million to $459.0 million in the three months ended March 31, 2021, compared to $166.8 million in the same period in 2020. The increase was primarily due to a $420.7 million increase in net borrowings to finance substantial purchases of leasing equipment in 2021.

Results of Operations

The following table summarizes our comparative results of operations for the three months ended March 31, 2021 and March 31, 2020 (in thousands).

	Three Months Ended March 31,		Variance
	2021	2020
Leasing revenues:
Operating leases	$339,794	$312,804	$26,990
Finance leases	6,949	8,664	(1,715)
Total leasing revenues	346,743	321,468	25,275

Equipment trading revenues	25,945	15,380	10,565
Equipment trading expenses	(17,804)	(13,447)	(4,357)
Trading margin	8,141	1,933	6,208

Net gain on sale of leasing equipment	21,967	4,077	17,890

Operating expenses:
Depreciation and amortization	143,307	132,695	10,612
Direct operating expenses	9,370	23,248	(13,878)
Administrative expenses	20,921	19,225	1,696
Provision (reversal) for doubtful accounts	(2,464)	4,279	(6,743)
Total operating expenses	171,134	179,447	(8,313)
Operating income (loss)	205,717	148,031	57,686
Other expenses:
Interest and debt expense	54,623	69,002	(14,379)
Debt termination expense	—	31	(31)
Other (income) expense, net	(481)	(3,584)	3,103
Total other expenses	54,142	65,449	(11,307)
Income (loss) before income taxes	151,575	82,582	68,993
Income tax expense (benefit)	11,737	5,546	6,191
Net income (loss)	$139,838	$77,036	$62,802
Less: dividend on preferred shares	10,513	9,825	688
Net income (loss) attributable to common shareholders	$129,325	$67,211	$62,114

Comparison of the three months ended March 31, 2021 and 2020

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

	Three Months Ended March 31,		Variance
	2021	2020
Leasing revenues:
Operating leases
Per diem revenues	$331,252	$298,486	$32,766
Fee and ancillary revenues	8,542	14,318	(5,776)
Total operating lease revenues	339,794	312,804	26,990
Finance leases	6,949	8,664	(1,715)
Total leasing revenues	$346,743	$321,468	$25,275

Total leasing revenues were $346.7 million for the three months ended March 31, 2021, compared to $321.5 million in the same period in 2020, an increase of $25.2 million.

Per diem revenues were $331.3 million for the three months ended March 31, 2021 compared to $298.5 million in the same period in 2020, an increase of $32.8 million. The primary reasons for this increase are as follows:
•$32.9 million increase due to an increase in average units on-hire; and
•$1.6 million increase due to a decrease in lease intangible amortization; partially offset by
•$1.7 million decrease primarily due to a decrease in average per diem rates for our refrigerated containers.

Fee and ancillary lease revenues were $8.5 million for the three months ended March 31, 2021 compared to $14.3 million in the same period in 2020, a decrease of $5.8 million, primarily due to lower drop-off activity.

Finance lease revenues were $6.9 million for the three months ended March 31, 2021 compared to $8.7 million in the same period in 2020, a decrease of $1.8 million, primarily due to the runoff of the existing portfolio.

Trading margin.    Trading margin was $8.1 million for the three months ended March 31, 2021 compared to $1.9 million in the same period in 2020, an increase of $6.2 million. The increase was due to increased per container selling margins due to a significant increase in used container selling prices.

Net gain on sale of leasing equipment.    Gain on sale of equipment was $22.0 million for the three months ended March 31, 2021 compared to $4.1 million in the same period in 2020, an increase of $17.9 million. The increase was primarily due to a 90.2% increase in the average sale price of our used dry containers. This increase was partially offset by a 47.2% decrease in sales volume due to the limited global availability of containers.

Depreciation and amortization.    Depreciation and amortization was $143.3 million for the three months ended March 31, 2021 compared to $132.7 million in the same period in 2020, an increase of $10.6 million. The primary reasons for the increase are as follows:
•$19.1 million increase due to the increased size of our container fleet; partially offset by
•$7.5 million decrease due to an increase in containers that have become fully depreciated.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, store equipment when it is not on lease and reposition equipment from locations with weak leasing demand. Direct operating expenses were $9.4 million for the three months ended March 31, 2021 compared to $23.2 million in the same period in 2020, a decrease of $13.8 million. The primary reasons for the decrease are as follows:
•$10.1 million decrease in storage expense resulting from a decrease in the number of idle units; and
•$4.0 million decrease in repair and handling expense primarily due to lower drop-off activity.

Administrative expenses.    Administrative expenses were $20.9 million for the three months ended March 31, 2021 compared to $19.2 million in the same period in 2020, an increase of $1.7 million. The primary reason for the increase is higher employee compensation costs, partially offset by a decrease in travel expense due to travel restrictions caused by the COVID-19 pandemic.

Provision (reversal) for doubtful accounts. There was a reversal for doubtful accounts of $2.5 million for the three months ended March 31, 2021, compared to a provision of $4.3 million in the same period in 2020. We reversed reserves in the first quarter of 2021 which were recorded last year against a mid-sized customer receivable.

Interest and debt expense.    Interest and debt expense was $54.6 million for the three months ended March 31, 2021, compared to $69.0 million in the same period in 2020, a decrease of $14.4 million. The primary reasons for the decrease are as follows:
•$14.7 million decrease due to a decrease in the average effective interest rate to 3.30% from 4.19%; partially offset by
•$1.1 million increase due to an increase in the average debt balance of $105.8 million.

Income taxes. Income tax expense was $11.7 million for the three months ended March 31, 2021 compared to $5.5 million in the same period in 2020, an increase in income tax expense of $6.2 million. The increase in income tax expense was the result of an increase in pre-tax income and an increase in the portion of income generated in higher tax jurisdictions.

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

The following table summarizes our contractual obligations and commercial commitments as of March 31, 2021 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Contractual Obligations by Period
Contractual Obligations:	Total	Remaining 2021	2022	2023	2024	2025	2026 and thereafter
	(dollars in millions)
Principal debt obligations	$6,953.9	$617.5	$816.7	$1,634.4	$1,129.0	$474.9	$2,281.4
Interest on debt obligations(1)	834.6	153.5	182.0	152.2	104.3	78.2	164.4
Finance lease obligations(2)	18.3	2.3	3.1	3.1	9.8	—	—
Operating leases (mainly facilities)	6.7	2.4	2.6	1.6	0.1	—	—
Purchase obligations:
Equipment purchases payable	342.4	342.4	—	—	—	—	—
Equipment purchase commitments	1,398.6	1,398.6	—	—	—	—	—
Total contractual obligations	$9,554.5	$2,516.7	$1,004.4	$1,791.3	$1,243.2	$553.1	$2,445.8
(1)Amounts include actual interest for fixed debt, estimated interest for floating-rate debt and interest rate swaps which are in a payable position based on March 31, 2021 rates.
(2)Amounts include interest.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

As of March 31, 2021, we had derivative agreements in place to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Derivatives	Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Cap Rate	Weighted Average Remaining Term
Interest Rate Swap(1)	$1,697.6 Million	2.02%	n/a	4.8 years
Interest Rate Cap	$200.0 Million	n/a	5.5%	2.7 years
(1)     The impact of forward starting swaps with total notional amount of $350.0 million will increase the weighted average remaining term to 5.8 years.

Our derivative agreements are designated as cash flow hedges for accounting purposes. Any unrealized gains or losses related to the changes in fair value are recognized in accumulated other comprehensive income and reclassified to interest and debt expense as they are realized. As of March 31, 2021, we do not have any material non-designated derivatives. Previously, a portion of our swap portfolio was not designated and unrealized and realized changes in the fair value of these agreements were recognized in the consolidated statements of operations as other (income) expense, net.

Approximately 97% of our debt is either fixed or hedged using derivative instruments which helps mitigate the impact of changes in short-term interest rates. However, a 100 basis point increase in the interest rates on our unhedged debt (primarily LIBOR) would result in an increase of approximately $1.5 million in interest expense over the next 12 months.

Foreign currency exchange rate risk

Although we have significant foreign-based operations, the majority of our revenues and our operating expenses are denominated in U.S. dollars. However, we pay our non-U.S. employees in local currencies and certain operating expenses are denominated in foreign currencies. Net foreign currency exchange gains and losses were immaterial for the three months ended March 31, 2021 and 2020.

ITEM 4.    CONTROLS AND PROCEDURES.

Our senior management has evaluated the effectiveness and design of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e)), as of March 31, 2021. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded, as of March 31, 2021, that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2021, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS.

For detailed discussion of our risk factors, refer to our Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Share Repurchase Program

The following table provides certain information with respect to the Company's purchases of its common shares during the three months ended March 31, 2021:

	Issuer Purchases of Common Shares
Period	Total number of shares purchased(1)	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)
January 1, 2021 through January 31, 2021	—	$—	$102,089
February 1, 2021 through February 28, 2021	—	$—	$102,089
March 1, 2021 through March 31, 2021	—	$—	$102,089
Total	—	$—	$102,089
(1)This column represents the total number of shares purchased and the total number of shares purchased as part of publicly announced plans.

ITEM 6.    EXHIBITS.

Exhibit Number	Exhibit Description
10.1*	Triton International Limited Amended and Restated 2016 Equity Incentive Plan
10.2*	Form of Restricted Share Award Agreement under the Triton International Limited Amended and Restated 2016 Equity Incentive Plan
10.3*	Form of Restricted Share Unit Award Agreement under the Triton International Limited Amended and Restated 2016 Equity Incentive Plan
31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Instance Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Inline XBRL Data (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________________________________________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRITON INTERNATIONAL LIMITED

April 29, 2021	By:	/s/ JOHN BURNS
John Burns
Chief Financial Officer