Form 10-Q
period 2021-06-30
Triton International Ltd
filed 2021-07-27
CIK 1660734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 23, 2021, there were 67,393,576 common shares at $0.01 par value per share of the registrant outstanding.

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
Forward-looking statements in this report are subject to a number of known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those described in the forward-looking statements, including, but not limited to: the impact of COVID-19 on our business and financial results; decreases in the demand for leased containers; decreases in market leasing rates for containers; difficulties in re-leasing containers after their initial fixed-term leases; customers' decisions to buy rather than lease containers; dependence on a limited number of customers and suppliers; customer defaults; decreases in the selling prices of used containers; extensive competition in the container leasing industry; difficulties stemming from the international nature of Triton's businesses; decreases in demand for international trade; disruption to Triton's operations resulting from political and economic policies of the United States and other countries, particularly China, including but not limited to, the impact of trade wars, duties and tariffs; disruption to Triton's operations from failure of, or attacks on, Triton's information technology systems; disruption to Triton's operations as a result of natural disasters; compliance with laws and regulations related to economic and trade sanctions, security, anti-terrorism, environmental protection and corruption; ability to obtain sufficient capital to support growth; restrictions imposed by the terms of Triton's debt agreements; the achievement of our capital structure plans and related timing; changes in the tax laws in Bermuda, the United States and other countries; and other risks and uncertainties described in the section entitled "Risk Factors" in our Annual Report on Form 10-K, filed with the SEC on February 16, 2021 (the "Form 10-K"), in this Report on Form 10-Q and in any other Form 10-Q filed or to be filed by us, as well as in the other documents we file with the SEC from time to time, and such risks and uncertainties are specifically incorporated herein by reference.
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

ITEM 1.    FINANCIAL STATEMENTS

TRITON INTERNATIONAL LIMITED
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS:
Leasing equipment, net of accumulated depreciation of $3,637,089 and $3,370,652	$9,971,257	$8,630,696
Net investment in finance leases	499,272	282,131
Equipment held for sale	35,814	67,311
Revenue earning assets	10,506,343	8,980,138
Cash and cash equivalents	77,392	61,512
Restricted cash	127,484	90,484
Accounts receivable, net of allowances of $1,230 and $2,192	280,288	226,090
Goodwill	236,665	236,665
Lease intangibles, net of accumulated amortization of $273,753 and $264,791	24,704	33,666
Other assets	82,389	83,969
Fair value of derivative instruments	93	9
Total assets	$11,335,358	$9,712,533
LIABILITIES AND SHAREHOLDERS' EQUITY:
Equipment purchases payable	$411,454	$191,777
Fair value of derivative instruments	77,141	128,872
Accounts payable and other accrued expenses	124,444	95,235
Net deferred income tax liability	355,636	327,431
Debt, net of unamortized costs of $63,184 and $42,747	7,639,606	6,403,270
Total liabilities	8,608,281	7,146,585
Shareholders' equity:
Preferred shares, $0.01 par value, at liquidation preference	555,000	555,000
Common shares, $0.01 par value, 270,000,000 shares authorized, 81,294,902 and 81,151,723 shares issued, respectively	813	812
Undesignated shares, $0.01 par value, 7,800,000 shares authorized, no shares issued and outstanding	—	—
Treasury shares, at cost, 13,901,326 shares	(436,822)	(436,822)
Additional paid-in capital	906,186	905,323
Accumulated earnings	1,781,692	1,674,670
Accumulated other comprehensive income (loss)	(79,792)	(133,035)
Total shareholders' equity	2,727,077	2,565,948
Total liabilities and shareholders' equity	$11,335,358	$9,712,533
The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Leasing revenues:
Operating leases	$360,859	$313,423	$700,653	$626,227
Finance leases	8,925	7,974	15,874	16,638
Total leasing revenues	369,784	321,397	716,527	642,865

Equipment trading revenues	33,183	16,903	59,128	32,283
Equipment trading expenses	(22,457)	(14,883)	(40,261)	(28,330)
Trading margin	10,726	2,020	18,867	3,953

Net gain on sale of leasing equipment	31,391	4,537	53,358	8,614

Operating expenses:
Depreciation and amortization	154,056	133,292	297,363	265,987
Direct operating expenses	6,337	29,619	15,707	52,867
Administrative expenses	22,979	20,472	43,900	39,697
Provision (reversal) for doubtful accounts	(26)	374	(2,490)	4,653
Total operating expenses	183,346	183,757	354,480	363,204
Operating income (loss)	228,555	144,197	434,272	292,228
Other expenses:
Interest and debt expense	60,004	66,874	114,627	135,876
Debt termination expense	89,863	—	89,863	31
Other (income) expense, net	(261)	36	(742)	(3,548)
Total other expenses	149,606	66,910	203,748	132,359
Income (loss) before income taxes	78,949	77,287	230,524	159,869
Income tax expense (benefit)	13,732	6,699	25,469	12,245
Net income (loss)	$65,217	$70,588	$205,055	$147,624
Less: dividend on preferred shares	10,513	10,513	21,026	20,338
Net income (loss) attributable to common shareholders	$54,704	$60,075	$184,029	$127,286
Net income per common share—Basic	$0.82	$0.87	$2.75	$1.81
Net income per common share—Diluted	$0.81	$0.86	$2.74	$1.80
Cash dividends paid per common share	$0.57	$0.52	$1.14	$1.04
Weighted average number of common shares outstanding—Basic	66,951	69,275	66,943	70,436
Dilutive restricted shares	331	261	295	262
Weighted average number of common shares outstanding—Diluted	67,282	69,536	67,238	70,698

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$65,217	$70,588	$205,055	$147,624
Other comprehensive income (loss), net of tax:
Change in derivative instruments designated as cash flow hedges	(23,730)	(16,112)	39,120	(136,252)
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges	6,958	5,854	14,060	7,265
Foreign currency translation adjustment	42	(115)	63	(377)
Other comprehensive income (loss), net of tax	(16,730)	(10,373)	53,243	(129,364)
Comprehensive income	48,487	60,215	258,298	18,260
Less:
Dividend on preferred shares	10,513	10,513	21,026	20,338
Comprehensive income attributable to common shareholders	$37,974	$49,702	$237,272	$(2,078)

Tax (benefit) provision on change in derivative instruments designated as cash flow hedges	$(556)	$(1,512)	$2,002	$(10,986)
Tax (benefit) provision on reclassification of (gain) loss on derivative instruments designated as cash flow hedges	$481	$335	$949	$183

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)
(Unaudited)

	Preferred Shares		Common Shares		Treasury Shares		Add'l Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	22,200,000	$555,000	81,151,723	$812	13,901,326	$(436,822)	$905,323	$1,674,670	$(133,035)	$2,565,948
Share-based compensation	—	—	207,077	2	—	—	1,713	—	—	1,715
Share repurchase to settle shareholder tax obligations	—	—	(85,466)	(1)	—	—	(4,145)	—	—	(4,146)
Net income (loss)	—	—	—	—	—	—	—	139,838	—	139,838
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	69,973	69,973
Common shares dividend declared	—	—	—	—	—	—	—	(38,497)	—	(38,497)
Preferred shares dividend declared	—	—	—	—	—	—	—	(10,513)	—	(10,513)
Balance as of March 31, 2021	22,200,000	$555,000	81,273,334	$813	13,901,326	$(436,822)	$902,891	$1,765,498	$(63,062)	$2,724,318
Share-based compensation	—	—	21,568	—	—	—	3,295	—	—	3,295
Net income (loss)	—	—	—	—	—	—	—	65,217	—	65,217
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(16,730)	(16,730)
Common shares dividend declared	—	—	—	—	—	—	—	(38,510)	—	(38,510)
Preferred shares dividend declared	—	—	—	—	—	—	—	(10,513)	—	(10,513)
Balance as of June 30, 2021	22,200,000	$555,000	81,294,902	$813	13,901,326	$(436,822)	$906,186	$1,781,692	$(79,792)	$2,727,077

`	Preferred Shares		Common Shares		Treasury Shares		Add'l Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	16,200,000	$405,000	80,979,833	$810	8,771,345	$(278,510)	$902,725	$1,533,845	$(31,633)	$2,532,237
Issuance of preferred shares, net of offering expenses	6,000,000	150,000	—	—	—	—	(5,171)	—	—	144,829
Share-based compensation	—	—	184,644	2	—	—	1,603	—	—	1,605
Treasury shares acquired	—	—	—	—	1,365,620	(37,488)	—	—	—	(37,488)
Share repurchase to settle shareholder tax obligations	—	—	(53,609)	(1)	—	—	(2,155)	—	—	(2,156)
Net income (loss)	—	—	—	—	—	—	—	77,036	—	77,036
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(118,991)	(118,991)
Common shares dividend declared	—	—	—	—	—	—	—	(37,427)	—	(37,427)
Preferred shares dividend declared	—	—	—	—	—	—	—	(9,395)	—	(9,395)
Balance as of March 31, 2020	22,200,000	$555,000	81,110,868	$811	10,136,965	$(315,998)	$897,002	$1,564,059	$(150,624)	$2,550,250
Issuance of preferred shares, net of offering expenses	—	—	—	—	—	—	31	—	—	31
Share-based compensation	—	—	38,592	—	—	—	4,256	—	—	4,256
Treasury shares acquired	—	—	—	—	2,050,924	(58,906)	—	—	—	(58,906)
Net income (loss)	—	—	—	—	—	—	—	70,588	—	70,588
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(10,373)	(10,373)
Common shares dividend declared	—	—	—	—	—	—	—	(36,383)	—	(36,383)
Preferred shares dividend declared	—	—	—	—	—	—	—	(10,513)	—	(10,513)
Balance as of June 30, 2020	22,200,000	$555,000	81,149,460	$811	12,187,889	$(374,904)	$901,289	$1,587,751	$(160,997)	$2,508,950
The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$205,055	$147,624
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	297,363	265,987
Amortization of deferred debt cost and other debt related amortization	4,255	7,187
Lease related amortization	9,549	15,788
Share-based compensation expense	5,010	5,861
Net (gain) loss on sale of leasing equipment	(53,358)	(8,614)
Unrealized (gain) loss on derivative instruments	—	286
Debt termination expense	89,863	31
Deferred income taxes	25,228	12,037
Changes in operating assets and liabilities:
Accounts receivable	(12,707)	(20,778)
Accounts payable and other accrued expenses	(7,753)	(25,752)
Net equipment sold (purchased) for resale activity	8,787	(4,035)
Cash received (paid) for settlement of interest rate swaps	5,481	—
Cash collections on finance lease receivables, net of income earned	27,124	46,650
Other assets	9,422	(25,703)
Net cash provided by (used in) operating activities	613,319	416,569
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(1,717,843)	(219,788)
Proceeds from sale of equipment, net of selling costs	117,688	102,088
Other	63	(328)
Net cash provided by (used in) investing activities	(1,600,092)	(118,028)
Cash flows from financing activities:
Issuance of preferred shares, net of underwriting discount	—	145,275
Purchases of treasury shares	—	(95,243)
Redemption of common shares for withholding taxes	(4,146)	(2,156)
Debt issuance costs	(31,502)	—
Borrowings under debt facilities	5,663,432	730,000
Payments under debt facilities and finance lease obligations	(4,490,788)	(801,044)
Dividends paid on preferred shares	(21,026)	(19,908)
Dividends paid on common shares	(76,317)	(72,964)
Other	—	(590)
Net cash provided by (used in) financing activities	1,039,653	(116,630)
Net increase (decrease) in cash, cash equivalents and restricted cash	$52,880	$181,911
Cash, cash equivalents and restricted cash, beginning of period	151,996	168,972
Cash, cash equivalents and restricted cash, end of period	$204,876	$350,883
Supplemental disclosures:
Interest paid	$106,182	$131,457
Income taxes paid (refunded)	$3,445	$216
Right-of-use asset for leased property	$1,453	$196
Supplemental non-cash investing activities:
Equipment purchases payable	$411,454	$46,569
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

The interim consolidated balance sheet as of June 30, 2021; the consolidated statements of operations, the consolidated statements of comprehensive income, and the consolidated statements of shareholders' equity for the three and six months ended June 30, 2021 and 2020, and the consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited. The consolidated balance sheet as of December 31, 2020, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. The unaudited interim financial statements have been prepared on a basis consistent with the Company's annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company's financial position, results of operations, comprehensive income, shareholders' equity, and cash flows for the periods presented. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The consolidated results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2021 or for any other future annual or interim period.

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

Concentration of Credit Risk

The Company's equipment leases and trade receivables subject it to potential credit risk. The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis. The Company's three largest customers accounted for 20%, 14%, and 10%, respectively, of the Company's lease billings during the six months ended June 30, 2021.

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

	June 30, 2021	December 31, 2020
Equipment held for sale	$1,060	$4,001

An impairment charge is recorded when the carrying value of the asset exceeds its fair value less cost to sell. The following table summarizes the Company's net impairment charges recorded in Net gain on sale of leasing equipment on the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Impairment (loss) reversal on equipment held for sale	$(42)	$(1,053)	$(37)	$(2,543)
Gain (loss) on sale of equipment, net of selling costs	31,433	5,590	53,395	11,157
Net gain on sale of leasing equipment	$31,391	$4,537	$53,358	$8,614

Note 3—Intangible Assets

Intangible assets consist of lease intangibles for leases acquired with lease rates above market in a business combination. The following table summarizes the amortization of intangible assets as of June 30, 2021 (in thousands):

Years ending December 31,	Total Intangible Assets
2021	$7,587
2022	$10,497
2023	$4,657
2024	$1,963
Total	$24,704

Amortization expense related to intangible assets was $4.4 million and $9.0 million for the three and six months ended June 30, 2021, respectively, and $5.7 million and $11.9 million for the three and six months ended June 30, 2020, respectively.

Note 4—Share-Based Compensation

The Company recognizes share-based compensation expense for share-based payment transactions based on the grant date fair value. The expense is recognized over the employee's requisite service period, which is generally the vesting period of the equity award. The Company recognized share-based compensation expense in administrative expenses of $3.3 million and $5.0 million for the three and six months ended June 30, 2021, respectively, and $4.3 million and $5.9 million for the three and six months ended June 30, 2020, respectively. Share-based compensation expense includes charges for performance-based shares and units that are deemed probable to vest.

As of June 30, 2021, the total unrecognized compensation expense related to non-vested restricted share awards and units was approximately $13.5 million, which is expected to be recognized on a straight-line basis through 2024.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the six months ended June 30, 2021, the Company issued 207,077 restricted shares, and canceled 85,466 vested shares to settle payroll taxes on behalf of employees. Additional shares may be issued based upon the satisfaction of certain performance criteria. The Company also issued 21,568 shares to non-employee directors at fair value that vested immediately.

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

The Company did not repurchase any shares during the six months ended June 30, 2021 and currently has $102.1 million available under the share repurchase program.

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company paid the following quarterly dividends during the six months ended June 30, 2021 and 2020 on its issued and outstanding Series (in millions except for the per-share amounts):

		Series A		Series B		Series C		Series D
Record Date	Payment Date	Aggregate Payment	Per Share Payment(1)	Aggregate Payment	Per Share Payment	Aggregate Payment	Per Share Payment(1)	Aggregate Payment	Per Share Payment(1)
June 8, 2021	June 15, 2021	$1.8	$0.53	$2.9	$0.50	$3.2	$0.46	$2.6	$0.43
March 8, 2021	March 15, 2021	$1.8	$0.53	$2.9	$0.50	$3.2	$0.46	$2.6	$0.43
June 8, 2020	June 15, 2020	$1.8	$0.53	$2.9	$0.50	$3.2	$0.46	$2.6	$0.43
March 9, 2020	March 16, 2020	$1.8	$0.53	$2.9	$0.50	$3.2	$0.46	$1.5	$0.24
(1)     Rounded to the nearest whole cent.

As of June 30, 2021, the Company had cumulative unpaid preferred dividends of $1.8 million.

Common Share Dividends

The Company paid the following quarterly dividends during the six months ended June 30, 2021 and 2020 on its issued common shares:

Record Date	Payment Date	Aggregate Payment	Per Share Payment
June 10, 2021	June 24, 2021	$38.2 Million	$0.57
March 12, 2021	March 26, 2021	$38.2 Million	$0.57
June 11, 2020	June 25, 2020	$35.8 Million	$0.52
March 13, 2020	March 27, 2020	$37.1 Million	$0.52

Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2021 and 2020 (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2020	$(128,526)	$(4,509)	$(133,035)
Change in derivative instruments designated as cash flow hedges(1)	62,850	—	62,850
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	7,102	—	7,102
Foreign currency translation adjustment	—	21	21
Balance as of March 31, 2021	$(58,574)	$(4,488)	$(63,062)
Change in derivative instruments designated as cash flow hedges(1)	(23,730)	$—	(23,730)
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	6,958	—	6,958
Foreign currency translation adjustment	—	42	42
Balance as of June 30, 2021	$(75,346)	$(4,446)	$(79,792)

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2019	$(27,096)	$(4,537)	$(31,633)
Change in derivative instruments designated as cash flow hedges(1)	(120,140)	—	(120,140)
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	1,411	—	1,411
Foreign currency translation adjustment	—	(262)	(262)
Balance as of March 31, 2020	$(145,825)	$(4,799)	$(150,624)
Change in derivative instruments designated as cash flow hedges(1)	(16,112)	—	(16,112)
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	5,854	—	5,854
Foreign currency translation adjustment	—	(115)	(115)
Balance as of June 30, 2020	$(156,083)	$(4,914)	$(160,997)
(1)    Refer to Note 8 - "Derivative Instruments" for reclassification impact on the Consolidated Statements of Operations

Note 6—Leases

Lessee

The Company's leases are primarily for multiple office facilities which are contracted under various cancelable and non-cancelable operating leases, most of which provide extension or early termination options. The Company's lease agreements do not contain any residual value guarantees or material restrictive covenants.

As of June 30, 2021, the weighted average implicit rate was 3.36% and the weighted average remaining lease term was 2.3 years.

The following table summarizes the impact of the Company's leases in its financial statements (in thousands):

Balance Sheet	Financial statement caption	June 30, 2021	December 31, 2020
Right-of-use asset - operating	Other assets	$5,467	$5,062
Lease liability - operating	Accounts payable and other accrued expenses	$6,332	$6,088

		Three Months Ended June 30,		Six Months Ended June 30,
Income Statement	Financial statement caption	2021	2020	2021	2020
Operating lease cost(1)	Administrative expenses	$804	$747	$1,580	$1,506
(1)     Includes short-term leases that are immaterial.

Cash paid for amounts of lease liabilities included in operating cash flows was $1.6 million for both the six months ended June 30, 2021 and June 30, 2020.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lessor
The following table summarizes the components of the net investment in finance leases (in thousands):

	June 30, 2021	December 31, 2020
Future minimum lease payment receivable(1)	$659,580	$355,755
Estimated residual receivable(2)	82,173	53,892
Gross finance lease receivables(3)	741,753	409,647
Unearned income(4)	(242,481)	(127,516)
Net investment in finance leases(5)	$499,272	$282,131
(1)     There were no executory costs included in gross finance lease receivables as of June 30, 2021 and December 31, 2020.
(2)     The Company's finance leases generally include a purchase option at nominal amounts that is reasonably certain to be exercised, and therefore, the Company has immaterial residual value risk for assets.
(3)    The gross finance lease receivable is reduced as billed to customers and reclassified to accounts receivable until paid by customers.
(4)     There were no unamortized initial direct costs as of June 30, 2021 and December 31, 2020.
(5)    One major customer represented 88% and 75% of the Company's finance lease portfolio as of June 30, 2021 and December 31, 2020, respectively. No other customer represented more than 10% of the Company's finance lease portfolio in each of those periods.

The Company’s finance lease portfolio lessees are primarily comprised of the largest international shipping lines. In its estimate of expected credit losses, the Company evaluates the overall credit quality of its finance lease portfolio. The Company considers an account past due when a payment has not been received in accordance with the terms of the related lease agreement and maintains allowances, if necessary, for doubtful accounts. These allowances are based on, but not limited to, historical experience which includes stronger and weaker economic cycles, each lessee's payment history, management's current assessment of each lessee's financial condition, consideration of current economic conditions and reasonable market forecasts. As of June 30, 2021, the Company does not have an allowance on its gross finance lease receivables and does not have any material past due balances.

Note 7—Debt

The table below summarizes the Company's key terms and carrying value of debt (in thousands):

	Contractual Weighted Avg Interest Rate(1)	Maturity Range(1)		June 30, 2021	December 31, 2020
		From	To
Institutional notes	4.93%	Sep 2021	Mar 2027	$648,931	$1,642,314
Asset-backed securitization term notes	1.98%	Aug 2023	Feb 2031	3,984,805	2,920,807
Corporate notes	2.17%	Jun 2024	Jun 2031	1,700,000	—
Term loan facility	1.49%	May 2026	May 2026	405,000	840,000
Asset-backed securitization warehouse	1.95%	Nov 2027	Nov 2027	185,000	264,000
Revolving credit facilities	1.74%	Sep 2023	Jul 2024	765,000	760,500
Finance lease obligations	4.93%	Feb 2022	Feb 2022	16,186	17,304
Total debt outstanding				7,704,922	6,444,925
Unamortized debt costs				(63,184)	(42,747)
Unamortized debt premiums & discounts				(3,526)	(599)
Unamortized fair value debt adjustment				1,394	1,691
Debt, net of unamortized costs				$7,639,606	$6,403,270
(1)     Data as of June 30, 2021.

The fair value of total debt outstanding was $7,728.5 million and $6,536.5 million as of June 30, 2021 and December 31, 2020, respectively, and was measured using Level 2 inputs.

As of June 30, 2021, the maximum borrowing levels for the Asset-backed Securitization ("ABS") warehouse and the revolving credit facilities are $1,125.0 million and $1,560.0 million, respectively. These facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets. As of June 30, 2021, the availability under these credit facilities without adding additional container assets to the borrowing base was approximately $797.5 million.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company is subject to certain financial covenants under its debt agreements. The agreements remain the obligations of the respective subsidiaries, and all related debt covenants are calculated at the subsidiary level. As of June 30, 2021 and December 31, 2020, the Company was in compliance with all financial covenants in accordance with the terms of its debt agreements.

The Company hedges the risks associated with fluctuations in interest rates on a portion of its floating-rate debt by entering into interest rate swap agreements that convert a portion of its floating-rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The following table summarizes the Company's outstanding fixed-rate and floating-rate debt as of June 30, 2021 (in thousands):

	Balance Outstanding	Contractual Weighted Avg Interest Rate	Maturity Range		Weighted Avg Remaining Term
			From	To
Excluding impact of derivative instruments:
Fixed-rate debt	$5,717,820	2.42%	Sep 2021	Jun 2031	5.0 years
Floating-rate debt	$1,987,102	1.68%	Aug 2023	Nov 2027	3.2 years

Including impact of derivative instruments:
Fixed-rate debt	$5,717,820	2.42%
Hedged floating-rate debt	$1,671,477	3.59%
Total fixed and hedged debt	$7,389,297	2.68%
Unhedged floating-rate debt	$315,625	1.68%
Total	$7,704,922	2.64%

The Company issued the following corporate notes during the six months ended June 30, 2021:

Date	Total Offering	Contractual Weighted Avg Interest Rate	Maturity
April 15, 2021	$600.0 Million	2.05%	Apr 2026
June 7, 2021	$500.0 Million	1.15%	Jun 2024
June 7, 2021	$600.0 Million	3.15%	Jun 2031

The Company issued the following ABS fixed rate series during the six months ended June 30, 2021:

Date	Total Offering	Contractual Weighted Avg Interest Rate	Expected Maturity
February 3, 2021	$502.9 Million	1.69%	Feb 2031
March 17, 2021	$725.0 Million	1.89%	Dec 2030

On May 27, 2021, the Company extinguished a term loan and paid the outstanding balance of $820.0 million. As a result, the Company wrote off $1.8 million of debt related costs. Concurrently, the Company entered into a delayed draw term loan facility with a maximum capacity of $1,200.0 million at an interest rate of 1-month LIBOR plus 1.375% and a maturity date of May 27, 2026.

On June 28, 2021, the Company redeemed approximately $821.0 million of its outstanding institutional notes. As a result, the Company paid a make-whole premium of $84.8 million and wrote off $2.5 million of debt related costs. The cash paid for the make-whole premium is classified under financing cash flows as payments under debt facilities and finance lease obligations.

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Corporate Notes

The Company’s corporate notes have maturities ranging from 3 - 10 years and interest payments due semi-annually. These corporate notes are initially secured by assets of the subsidiary. If the Company satisfies certain credit rating conditions outlined in the indenture, the corporate notes may become unsecured. The corporate notes are pre-payable (in whole or in part) at the Company's option at any time prior to the maturity date, subject to certain provisions in the corporate note agreements, including the payment of a make-whole premium in respect to such prepayment.

Term Loan Facility

The term loan facility amortizes in quarterly installments. This facility provides for an advance rate against the net book values of designated eligible equipment. This facility has a borrowing capacity of $1,200.0 million and provides a delayed draw feature which is available to the Company until November 24, 2021.

Asset-Backed Securitization Warehouse

Under the Company’s ABS warehouse facility, an indirect wholly-owned subsidiary of the Company issues ABS notes. This subsidiary is intended to be bankruptcy remote so that such assets are not available to creditors of the Company or its affiliates until and unless the related secured borrowings have been fully discharged. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings.

The Company's ABS warehouse facility has a borrowing capacity of $1,125.0 million that is available on a revolving basis until November 13, 2023, paying interest at LIBOR plus 1.85%, after which any borrowings will convert to term notes with a maturity date of November 15, 2027, paying interest at LIBOR plus 2.85%.

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Finance Lease Obligations

Certain containers are leased with a financial institution. The lease is accounted for as a finance lease, with interest expense recognized on a level yield basis over the period preceding early purchase options, which is five to seven years from the transaction date. The Company has provided notice to early terminate these finance lease obligations in the first quarter of 2022.

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

Certain assets of the Company's subsidiaries are pledged as collateral for various credit facilities and the amounts payable under certain derivative agreements. Additionally, the Company may be required to post cash collateral on these agreements. Any amounts of cash collateral posted are included in Other assets on the consolidated balance sheet and are presented in operating activities of the consolidated statements of cash flows. As of June 30, 2021, the Company has cash collateral of $28.4 million related to interest rate swap contracts.

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

On April 15, 2021, the Company cancelled and simultaneously entered into an interest rate swap with a notional amount of $93.8 million. The Company paid $0.1 million for the cancellation of the existing contract. The new contract has a scheduled maturity date of April 20, 2024 and is indexed to 1 month LIBOR with a fixed leg interest rate of 0.25%.

On May 24, 2021, the Company entered into a new interest cap agreement with a scheduled maturity date of November 13, 2023. This contract is indexed to 1 month LIBOR, has a cap rate of 5.50%, and has a notional amount of $200.0 million.

In conjunction with the redemption of the institutional notes, the Company entered into and subsequently canceled the following interest rate swaps that were in place to hedge the impact of interest rate changes related to the make-whole premium payment during the notification period. The settlement of these swaps is presented in debt termination expense on the consolidated statement of operations and in payments under debt facilities and finance lease obligations within the financing section of the consolidated statement of cash flows.

Derivative Instrument	Date Canceled	Notional Amount	Funds Received (Paid)
Interest rate swap	June 25, 2021	$72.5 million	$— million
Interest rate swap	June 25, 2021	$195.9 million	$(0.9) million

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2021, the Company had interest rate swap and cap agreements in place to fix or limit the floating interest rates on a portion of the borrowings under its debt facilities summarized below:

Derivatives	Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Cap Rate	Weighted Average Remaining Term
Interest Rate Swap(1)	$1,671.5 Million	2.02%	n/a	4.6 years
Interest Rate Cap	$400.0 Million	n/a	5.5%	2.4 years
(1)     The impact of forward starting swaps will increase total notional amount by $350.0 million and increase the weighted average remaining term to 5.6 years.

Unrealized losses of $28.5 million related to interest rate swap and cap agreements included in accumulated other comprehensive income (loss) are expected to be recognized in Interest and debt expense over the next twelve months.

The following table summarizes the impact of derivative instruments on the consolidated statements of operations and the consolidated statements of comprehensive income on a pretax basis (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Financial statement caption	2021	2020	2021	2020
Non-Designated Derivative Instruments
Realized (gains) losses	Other (income) expense, net	$—	$11	$—	$(224)
Realized (gains) losses	Debt termination expense	$883	$—	$883	$—
Unrealized (gains) losses	Other (income) expense, net	$—	$(11)	$—	$286
Designated Derivative Instruments
Realized (gains) losses	Interest and debt (income) expense	$7,439	$6,189	$15,009	$7,448
Unrealized (gains) losses	Comprehensive (income) loss	$24,286	$17,624	$(41,122)	$147,238

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

The Company presents the fair value of derivative financial instruments on a gross basis as a separate line item on the consolidated balance sheet. As of June 30, 2021 and December 31, 2020, the Company has no material non-designated instruments.

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarizes our segment information and the consolidated totals reported (in thousands):

	Three Months Ended June 30,
	2021			2020
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$366,989	$2,795	$369,784	$319,620	$1,777	$321,397
Trading margin	—	10,726	10,726	—	2,020	2,020
Net gain on sale of leasing equipment	31,391	—	31,391	4,537	—	4,537
Depreciation and amortization expense	153,881	175	154,056	133,116	176	133,292
Interest and debt expense	59,594	410	60,004	66,483	391	66,874
Segment income (loss) before income taxes(1)	157,324	11,488	168,812	74,843	2,433	77,276
Purchases of leasing equipment and investments in finance leases(2)	$1,138,632	$—	$1,138,632	$157,382	$—	$157,382

	Six Months Ended June 30,
	2021			2020
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$710,794	$5,733	$716,527	$640,657	$2,208	$642,865
Trading margin	—	18,867	18,867	—	3,953	3,953
Net gain on sale of leasing equipment	53,358	—	53,358	8,614	—	8,614
Depreciation and amortization expense	297,018	345	297,363	265,634	353	265,987
Interest and debt expense	113,815	812	114,627	135,182	694	135,876
Segment income (loss) before income taxes(1)	299,513	20,874	320,387	156,360	3,826	160,186
Purchases of leasing equipment and investments in finance leases(2)	$1,717,843	$—	$1,717,843	$219,788	$—	$219,788

(1)    Segment income before income taxes excludes unrealized gains or losses on derivative instruments and debt termination expense. The Company recorded immaterial amounts of unrealized gain/loss on derivative instruments for the three months ended June 30, 2021 and 2020, and for the six months ended June 30, 2021. The Company recorded $0.3 million of unrealized loss on derivative instruments for the six months ended June 30, 2020. The Company recorded $89.9 million for debt termination expense for both the three and six months ended June 30, 2021 and immaterial amounts of debt termination expense for the three and six months ended June 30, 2020.
(2)     Represents cash disbursements for purchases of leasing equipment and investments in finance lease as reflected in the consolidated statements of cash flows for the periods indicated, but excludes cash flows associated with the purchase of equipment held for resale.

	June 30, 2021			December 31, 2020
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Equipment held for sale	$14,368	$21,446	$35,814	$43,275	$24,036	$67,311
Goodwill	220,864	15,801	236,665	220,864	15,801	236,665
Total assets	$11,242,922	$92,436	$11,335,358	$9,612,251	$100,282	$9,712,533

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the geographic allocation of equipment leasing revenues for the three and six months ended June 30, 2021 and 2020 based on customers' primary domicile (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total equipment leasing revenues:
Asia	$135,853	$117,574	$259,747	$238,380
Europe	194,070	163,214	380,443	327,477
Americas	27,336	30,352	52,049	56,613
Bermuda	597	438	1,172	881
Other International	11,928	9,819	23,116	19,514
Total	$369,784	$321,397	$716,527	$642,865

Since the majority of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, all of the Company's long-lived assets are considered to be international.

The following table summarizes the geographic allocation of equipment trading revenues for the three and six months ended June 30, 2021 and 2020 based on the location of the sale (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total equipment trading revenues:
Asia	$14,310	$3,154	$21,769	$4,686
Europe	5,040	5,261	12,162	10,213
Americas	10,834	6,844	19,375	13,439
Bermuda	—	—	—	—
Other International	2,999	1,644	5,822	3,945
Total	$33,183	$16,903	$59,128	$32,283

Note 10—Commitments and Contingencies

Container Equipment Purchase Commitments

At June 30, 2021, the Company had commitments to purchase equipment in the amount of $1,138.6 million payable in 2021.

Contingencies

The Company is party to various pending or threatened legal or regulatory proceedings arising in the ordinary course of its business. Based upon information presently available, the Company does not expect any liabilities arising from these matters to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

Note 11—Income Taxes

The Company's effective tax rates were 17.4% and 8.7% for the three months ended June 30, 2021 and 2020, respectively, and 11.0% and 7.7% for the six months ended June 30, 2021 and 2020, respectively. The Company has computed the provision for income taxes based on the estimated annual effective tax rate and the application of discrete items, if any, in the applicable period. The increase in the effective tax rates in 2021 compared to the same periods in 2020 was primarily due to an increased proportion of the Company's income generated in higher tax jurisdictions as a result of the payment of a make-whole premium related to the termination of certain institutional notes in the second quarter of 2021. The taxes related to the Company's make-whole premium payment were recorded as a discrete item during the period.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Related Party Transactions

The Company holds a 50% interest in TriStar Container Services (Asia) Private Limited ("TriStar"), which is primarily engaged in the selling and leasing of container equipment in the domestic and short sea markets in India.  The Company's equity investment in TriStar is included in Other assets on the consolidated balance sheet. The Company received payments on finance leases with TriStar of $0.5 million and $1.0 million for the three and six months ended June 30, 2021, respectively, and $0.5 million and $0.9 million for the three and six months ended June 30, 2020, respectively. The Company has a direct finance lease balance with TriStar of $9.6 million and $10.3 million as of June 30, 2021 and December 31, 2020, respectively.

Note 13—Subsequent Events

On July 20, 2021, the Company's Board of Directors approved and declared a quarterly cash dividend of $0.57 per share on its issued and outstanding common shares, payable on September 23, 2021 to holders of record at the close of business on September 9, 2021.

On July 20, 2021, the Company's Board of Directors also approved and declared a cash dividend on its issued and outstanding preferred shares, payable on September 14, 2021 to holders of record at the close of business on September 7, 2021 as follows:

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

Operations

Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of June 30, 2021, our total fleet consisted of 4.0 million containers and chassis, representing 6.9 million twenty-foot equivalent units ("TEU") or 7.6 million cost equivalent units ("CEU"). We have an extensive global presence, offering leasing services through 19 offices and 3 independent agencies located in 16 countries and 407 third-party owned and operated depot facilities in 46 countries as of June 30, 2021. Our primary customers include the world's largest container shipping lines. For the six months ended June 30, 2021, our twenty largest customers accounted for 86% of our lease billings, our five largest customers accounted for 59% of our lease billings, and our three largest customers accounted for 20%, 14%, and 10% of our lease billings.

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

The following tables summarize our equipment fleet as of June 30, 2021, December 31, 2020 and June 30, 2020 indicated in units, TEU and CEU. CEU and TEU are standard industry measures of fleet size and are used to measure the quantity of containers that make up our revenue earning assets:

	Equipment Fleet in Units			Equipment Fleet in TEU
	June 30, 2021	December 31, 2020	June 30, 2020	June 30, 2021	December 31, 2020	June 30, 2020
Dry	3,604,794	3,295,908	3,215,482	6,084,381	5,466,421	5,287,639
Refrigerated	236,978	227,519	227,018	459,389	439,956	438,380
Special	93,238	93,885	93,996	170,259	170,792	170,977
Tank	11,513	11,312	12,439	11,513	11,312	12,439
Chassis	24,275	24,781	24,133	44,391	45,188	44,524
Equipment leasing fleet	3,970,798	3,653,405	3,573,068	6,769,933	6,133,669	5,953,959
Equipment trading fleet	53,802	64,243	79,778	84,455	98,991	123,377
Total	4,024,600	3,717,648	3,652,846	6,854,388	6,232,660	6,077,336

	Equipment Fleet in CEU (1)
	June 30, 2021	December 31, 2020	June 30, 2020
Operating leases	7,171,845	6,649,350	6,478,561
Finance leases	369,130	295,784	317,159
Equipment trading fleet	82,980	98,420	120,654
Total	7,623,955	7,043,554	6,916,374
(1)In the equipment fleet tables above, we have included total fleet count information based on CEU. CEU is a ratio used to convert the actual number of containers in our fleet to a figure based on an estimate for the historical average relative purchase prices of our various equipment types to that of a 20-foot dry container. For example, the CEU ratio for a 40-foot high cube dry container is 1.70, and a 40-foot high cube refrigerated container is 7.50. These factors may differ slightly from CEU ratios used by others in the industry.

The following table summarizes the percentage of our equipment fleet in terms of units and CEU as of June 30, 2021:

Equipment Type	Percentage of total fleet in units	Percentage of total fleet in CEU
Dry	89.6%	69.9%
Refrigerated	5.9	23.0
Special	2.3	3.1
Tank	0.3	1.2
Chassis	0.6	1.7
Equipment leasing fleet	98.7	98.9
Equipment trading fleet	1.3	1.1
Total	100.0%	100.0%

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

The following table summarizes our lease portfolio by lease type, based on CEU on-hire as of June 30, 2021, December 31, 2020 and June 30, 2020:

Lease Portfolio	June 30, 2021	December 31, 2020	June 30, 2020
Long-term leases	75.3%	73.8%	71.5%
Finance leases	5.0	4.4	5.2
Service leases	6.0	7.2	7.7
Expired long-term leases (units on-hire)	13.7	14.6	15.6
Total	100.0%	100.0%	100.0%

As of June 30, 2021, December 31, 2020 and June 30, 2020, our long-term and finance leases combined had an average remaining contractual term of approximately 55 months, 49 months, and 47 months, respectively, assuming no leases are renewed.

Market Overview and COVID-19

The COVID-19 pandemic continues to have a meaningful impact on global trade and our business. The initial outbreak of COVID-19 and resulting social and economic lockdowns led to a sharp decrease in global trade in the first half of 2020. During this time, we faced weak demand for containers and pressure on our utilization and profitability. However, our lease portfolio provided strong protections and our utilization and profitability decreased gradually.

Trade volumes rebounded rapidly in the third quarter of 2020 as lockdowns eased and consumers shifted spending from services and experiences to goods. Demand for containers was further boosted by extensive logistical disruptions such as reduced port productivity and a shortage of trucking capacity that slowed turn times for containers. This strong and unexpected increase in container demand led to a severe shortage of containers and significant increases in the price of new and used containers and market leasing rates. In addition, we have been able to drive our utilization close to maximum levels and have invested aggressively in new containers to support our customers. Our profitability increased rapidly during the second half of 2020 and first half of 2021.

Economists expect some shift in consumption back to services and experiences as COVID-19 vaccinations are rolled out globally, and we expect global logistical bottlenecks will eventually ease. However, the timing for a return to more normal market conditions is uncertain.

Operating Performance

Our operating and financial performance in the second quarter of 2021 continued to benefit from very favorable market conditions driven by strong global trade volumes, logistical disruptions that have slowed container turn times, and limited availability of containers.

Fleet size. As of June 30, 2021, our revenue earning assets had a net book value of $10.5 billion, an increase of 19.9% from June 30, 2020 and 17.0% from December 31, 2020. This increase was primarily due to increased purchases of new containers in response to the surge in global containerized trade volumes and strong leasing demand, as well as higher container prices. As of July 23, 2021, we have placed orders for over $3.4 billion of containers for delivery in 2021. Approximately $1.8 billion of these containers were delivered through the end of the second quarter. The vast majority of containers that have not been delivered have already been committed to leases.

Utilization. Our average utilization was 99.4% for the quarter ended June 30, 2021, an increase of 4.4% compared to the second quarter of 2020 and an increase of 0.3% from the first quarter of 2021. Our utilization increased rapidly in the second half of 2020 due to a very high volume of container pick-ups and limited drop-off activity. In 2021, utilization has continued to increase although at a slower pace given the limited amount of available inventory. Our utilization ended the second quarter at 99.5% and currently stands at 99.6%.

The following table summarizes our equipment fleet utilization for the periods indicated below. Utilization is computed by dividing our total units on lease (in CEU) by the total units in our fleet (in CEU) excluding new units not yet leased and off-hire units designated for sale:

	Quarter Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Average Utilization	99.4%	99.1%	98.1%	96.1%	95.0%
Ending Utilization	99.5%	99.3%	98.9%	97.4%	94.8%

Average lease rates. Average lease rates for our dry container product line increased by 5.1% in the second quarter of 2021 compared to the second quarter of 2020, and increased by 2.9% from the first quarter of 2021. The increase in our average dry container lease rates was primarily driven by the addition of new containers with lease rates well above the average rates in our lease portfolio. New container prices and market lease rates have increased sharply due to the surge in container demand. Container manufacturers are currently quoting over $3,800 for 20' dry containers and market lease rates for new dry containers remain well above the average dry container lease rates in our portfolio. We expect our average dry container lease rates will continue to increase if container prices and market lease rates remain at their current levels.

Average lease rates for our refrigerated container product line decreased by 5.1% in the second quarter of 2021 compared to the second quarter of 2020. During the second quarter of 2021, we completed a large lease extension transaction for refrigerated containers that lowered the lease rates on expired leases in return for a lease extension covering the remaining useful life of the equipment. We have also been experiencing larger differences in lease rates for older refrigerated containers compared to rates on new equipment, and we expect our average lease rates for refrigerated containers will continue to gradually trend down.

The average lease rates for special containers decreased by 2.0% in the second quarter of 2021 compared to the second quarter of 2020 primarily due to a lease extension transaction for a large number of special containers.

Equipment disposals. Disposal gains continued to be exceptionally strong through the second quarter of 2021, reflecting very high used container selling prices. Our average used dry container sale price in the second quarter of 2021 increased 21.1% from the first quarter of 2021, and increased 128.3% from the second quarter of 2020. The current worldwide shortage of containers and the large increase in new container prices has resulted in strong demand for used containers and continued increases in sale prices. The benefit of the large increase in used dry container sale prices was partially offset by a substantial decrease in disposal volumes compared to the second quarter of 2020. Container drop-off volumes have been very low due to the strong demand and our inventory of used containers for sale is limited. Our used dry container sales volumes decreased by 41.9% compared to the second quarter of 2020.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, and borrowings under our credit facilities. Our principal uses of cash include capital expenditures, debt service, dividends, and share repurchases.

For the trailing twelve months ended June 30, 2021, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment, was $1,411.2 million. In addition, as of June 30, 2021, we had $77.4 million of cash and cash equivalents and $2,530.0 million of maximum borrowing capacity under our current credit facilities.

As of June 30, 2021, our cash commitments in the next twelve months include $675.4 million of scheduled principal payments on our existing debt facilities and $1,550.1 million of committed but unpaid capital expenditures, primarily for the purchase of equipment.

We believe that cash provided by operating activities, existing cash, proceeds from the sale of our leasing equipment, and availability under our credit facilities will be sufficient to meet our obligations over the next twelve months.

Debt Activity

During the three months ended June 30, 2021, the Company issued $1.7 billion of senior secured corporate notes with a range of maturities of 3 - 10 years at a weighted average interest rate of 2.2%. These corporate notes may become unsecured if we satisfy credit rating conditions specified in the indenture agreement. During the first quarter of 2021, the Company issued $1.2 billion in ABS notes at a weighted average interest rate of 1.8%. Proceeds from these issuances were primarily used to facilitate additional capital expenditures and prepay existing debt.

In June 2021, the Company prepaid $821.0 million in aggregate principal of its outstanding institutional notes with a weighted average interest rate of 4.1% and paid a related make-whole premium of $84.8 million.

Capital Activity

During the three and six months ended June 30, 2021 the Company paid dividends on preferred shares of $10.5 million and $21.0 million, respectively, and paid dividends on common shares of $38.2 million and $76.3 million, respectively.

For additional information on the Share Repurchase Program and Dividends, please refer to Note 5 - “Other Equity Matters” in the Notes to the Unaudited Consolidated Financial Statements.

Debt Agreements

At June 30, 2021 our outstanding indebtedness was comprised of the following (amounts in millions):

	June 30, 2021	Maximum Borrowing Level
Institutional notes	$648.9	$648.9
Asset-backed securitization term notes	3,984.8	3,984.8
Corporate notes	1,700.0	1,700.0
Term loan facility	405.0	1,200.0
Asset-backed securitization warehouse	185.0	1,125.0
Revolving credit facilities	765.0	1,560.0
Finance lease obligations	16.2	16.2
Total debt outstanding	$7,704.9	$10,234.9
Unamortized debt costs	(63.2)	—
Unamortized debt premiums & discounts	(3.5)	—
Unamortized fair value debt adjustment	1.4	—
Debt, net of unamortized costs	$7,639.6	$10,234.9

The maximum borrowing levels depicted in the table above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets. As of June 30, 2021, the availability under these credit facilities without adding additional container assets to the borrowing base was approximately $797.5 million.
As of June 30, 2021, we had a combined $7,389.3 million of total debt with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap contracts, which accounts for 96% of total debt.

Pursuant to the terms of certain debt agreements, we are required to maintain certain amounts in restricted cash accounts. As of June 30, 2021, we had restricted cash of $127.5 million.

For additional information on our debt, please refer to Note 7 - "Debt" in the Notes to the Unaudited Consolidated Financial Statements.

Debt Covenants

We are subject to certain financial covenants related to leverage, interest coverage and net worth as defined in our debt agreements. The debt agreements are the obligations of our subsidiaries and all related debt covenants are calculated at the subsidiary level. Failure to comply with these covenants could result in a default under the related credit agreements and the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors. As of June 30, 2021, we were in compliance with all such covenants. The table below reflects the key debt covenants for the Company that cover the majority of our debt agreements:

	TCIL		TAL
Financial Covenant	Covenant	Actual	Covenant	Actual
Fixed charge coverage ratio	Shall not be less than 1.25:1	2.15:1	Shall not be less than 1.10:1	2.98:1
Minimum net worth	Shall not be less than $855 million	$2,153.4 million	Shall not be less than $500 million	$1,032.1 million
Leverage ratio	Shall not exceed 4.0:1	2.78:1	Shall not exceed 4.75:1	1.48:1

Cash Flow

The following table sets forth certain cash flow information for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in) operating activities	$613,319	$416,569
Net cash provided by (used in) investing activities	$(1,600,092)	$(118,028)
Net cash provided by (used in) financing activities	$1,039,653	$(116,630)

Operating Activities

Net cash provided by operating activities increased by $196.8 million to $613.3 million in the six months ended June 30, 2021 compared to $416.6 million in the same period in 2020. The significant increase was primarily due to an increase in profitability due to strong market conditions. Additionally, changes in working capital accounts were mostly positive compared to the same period last year.

Investing Activities

Net cash used in investing activities increased by $1,482.1 million to $1,600.1 million in the six months ended June 30, 2021 compared to $118.0 million in the same period in 2020. The change was primarily due to a $1,498.1 million increase in leasing equipment purchases to support the strong container demand.

Financing Activities

Net cash provided by financing activities increased by $1,156.3 million to $1,039.7 million in the six months ended June 30, 2021, compared to net cash used in financing activities of $116.6 million in the same period in 2020. The increase was primarily due to a $1,243.7 million increase in net borrowings to finance the substantial purchase of leasing equipment.

Results of Operations

The following table summarizes our comparative results of operations for the three months ended June 30, 2021 and 2020 (in thousands).

	Three Months Ended June 30,
	2021	2020	Variance
Leasing revenues:
Operating leases	$360,859	$313,423	$47,436
Finance leases	8,925	7,974	951
Total leasing revenues	369,784	321,397	48,387

Equipment trading revenues	33,183	16,903	16,280
Equipment trading expenses	(22,457)	(14,883)	(7,574)
Trading margin	10,726	2,020	8,706

Net gain on sale of leasing equipment	31,391	4,537	26,854

Operating expenses:
Depreciation and amortization	154,056	133,292	20,764
Direct operating expenses	6,337	29,619	(23,282)
Administrative expenses	22,979	20,472	2,507
Provision (reversal) for doubtful accounts	(26)	374	(400)
Total operating expenses	183,346	183,757	(411)
Operating income (loss)	228,555	144,197	84,358
Other expenses:
Interest and debt expense	60,004	66,874	(6,870)
Debt termination expense	89,863	—	89,863
Other (income) expense, net	(261)	36	(297)
Total other expenses	149,606	66,910	82,696
Income (loss) before income taxes	78,949	77,287	1,662
Income tax expense (benefit)	13,732	6,699	7,033
Net income (loss)	$65,217	$70,588	$(5,371)
Less: dividend on preferred shares	10,513	10,513	—
Net income (loss) attributable to common shareholders	$54,704	$60,075	$(5,371)

Comparison of the three months ended June 30, 2021 and 2020

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

	Three Months Ended June 30,
	2021	2020	Variance
Leasing revenues:
Operating leases
Per diem revenues	$353,277	$294,748	$58,529
Fee and ancillary revenues	7,582	18,675	(11,093)
Total operating lease revenues	360,859	313,423	47,436
Finance leases	8,925	7,974	951
Total leasing revenues	$369,784	$321,397	$48,387

Total leasing revenues were $369.8 million for the three months ended June 30, 2021, compared to $321.4 million in the same period in 2020, an increase of $48.4 million.

Per diem revenues were $353.3 million for the three months ended June 30, 2021 compared to $294.7 million in the same period in 2020, an increase of $58.6 million. The primary reasons for this increase are as follows:
•$50.4 million increase due to an increase of over 1.0 million CEU in the average number of units on-hire;
•$6.8 million increase primarily due to an increase in average per diem rates for our dry containers partially offset by a decrease in average per diem rates for our refrigerated containers; and
•$1.3 million increase due to a decrease in lease intangible amortization.

Fee and ancillary lease revenues were $7.6 million for the three months ended June 30, 2021 compared to $18.7 million in the same period in 2020, a decrease of $11.1 million, primarily due to lower drop-off activity.

Finance lease revenues were $8.9 million for the three months ended June 30, 2021 compared to $8.0 million in the same period in 2020, an increase of $0.9 million. The increase was primarily due to the addition of several new finance leases partially offset by the runoff of the existing portfolio.

Trading margin.    Trading margin was $10.7 million for the three months ended June 30, 2021 compared to $2.0 million in the same period in 2020, an increase of $8.7 million. The increase was due to an increase in per container selling margins due to a significant increase in used container selling prices.

Net gain on sale of leasing equipment.    Gain on sale of equipment was $31.4 million for the three months ended June 30, 2021 compared to $4.5 million in the same period in 2020, an increase of $26.9 million. The increase was primarily due to a 128.3% increase in the average sale price of our used dry containers. This increase was partially offset by a 41.9% decrease in sales volume due to very low container drop-off volumes and our limited inventory of containers available for sale.

Depreciation and amortization.    Depreciation and amortization was $154.1 million for the three months ended June 30, 2021 compared to $133.3 million in the same period in 2020, an increase of $20.8 million. The primary reasons for the increase are as follows:
•$29.5 million increase due to the increased size of our container fleet; partially offset by
•$7.5 million decrease due to an increase in the number of containers that have become fully depreciated.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, store equipment when it is not on lease and reposition equipment from locations with weak leasing demand. Direct operating expenses were $6.3 million for the three months ended June 30, 2021 compared to $29.6 million in the same period in 2020, a decrease of $23.3 million. The primary reasons for the decrease are as follows:
•$12.2 million decrease in storage expense resulting from a decrease in the number of idle units; and
•$7.9 million decrease in repair and handling expense primarily due to lower drop-off activity.

Administrative expenses.    Administrative expenses were $23.0 million for the three months ended June 30, 2021 compared to $20.5 million in the same period in 2020, an increase of $2.5 million, which was primarily due to an increase in incentive compensation expense.

Provision (reversal) for doubtful accounts. There was an immaterial reversal for doubtful accounts for the three months ended June 30, 2021, compared to a provision of $0.4 million in the same period in 2020. The decrease is primarily due to lower reserves against customer receivables.

Interest and debt expense.    Interest and debt expense was $60.0 million for the three months ended June 30, 2021, compared to $66.9 million in the same period in 2020, a decrease of $6.9 million. The primary reasons for the decrease are as follows:
•$12.6 million decrease due to a decrease in the average effective interest rate to 3.20% from 3.92%; partially offset by
•$5.9 million increase due to an increase in the average debt balance of $731.3 million.

Debt termination expense.    Debt termination expense was $89.9 million for the three months ended June 30, 2021 compared to no expense in the same period in 2020. The increase was primarily due to the payment of a make-whole premium related to the prepayment of $821.0 million of institutional notes in June 2021.

Income taxes. Income tax expense was $13.7 million for the three months ended June 30, 2021 compared to $6.7 million in the same period in 2020, an increase in income tax expense of $7.0 million. Pre-tax income in the second quarter of 2021 was relatively unchanged compared to the second quarter of 2020 due to a charge for a make-whole premium included in debt termination costs. However, a larger portion of pre-tax income was generated in higher tax jurisdictions which resulted in an increase to in income tax expense.

Results of Operations

The following table summarizes our comparative results of operations for the six months ended June 30, 2021 and 2020 (in thousands).

	Six Months Ended June 30,
	2021	2020	Variance
Leasing revenues:
Operating leases	$700,653	$626,227	$74,426
Finance leases	15,874	16,638	(764)
Total leasing revenues	716,527	642,865	73,662

Equipment trading revenues	59,128	32,283	26,845
Equipment trading expenses	(40,261)	(28,330)	(11,931)
Trading margin	18,867	3,953	14,914

Net gain on sale of leasing equipment	53,358	8,614	44,744

Operating expenses:
Depreciation and amortization	297,363	265,987	31,376
Direct operating expenses	15,707	52,867	(37,160)
Administrative expenses	43,900	39,697	4,203
Provision (reversal) for doubtful accounts	(2,490)	4,653	(7,143)
Total operating expenses	354,480	363,204	(8,724)
Operating income (loss)	434,272	292,228	142,044
Other expenses:
Interest and debt expense	114,627	135,876	(21,249)
Debt termination expense	89,863	31	89,832
Other (income) expense, net	(742)	(3,548)	2,806
Total other expenses	203,748	132,359	71,389
Income (loss) before income taxes	230,524	159,869	70,655
Income tax expense (benefit)	25,469	12,245	13,224
Net income (loss)	$205,055	$147,624	$57,431
Less: dividend on preferred shares	21,026	20,338	688
Net income (loss) attributable to common shareholders	$184,029	$127,286	$56,743

Comparison of the six months ended June 30, 2021 and 2020

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

	Six Months Ended June 30,
	2021	2020	Variance
Leasing revenues:
Operating leases
Per diem revenues	$684,529	$593,234	$91,295
Fee and ancillary revenues	16,124	32,993	(16,869)
Total operating lease revenues	700,653	626,227	74,426
Finance leases	15,874	16,638	(764)
Total leasing revenues	$716,527	$642,865	$73,662

Total leasing revenues were $716.5 million for the six months ended June 30, 2021, compared to $642.9 million, in the same period in 2020, an increase of $73.6 million.

Per diem revenues were $684.5 million for the six months ended June 30, 2021 compared to $593.2 million in the same period in 2020, an increase of $91.3 million. The primary reasons for this increase are as follows:
•$83.2 million increase due to an increase of over 0.8 million CEU in the average number of units on-hire;
•$5.2 million increase primarily due to an increase in average per diem rates for our dry containers partially offset by a decrease in average per diem rates for our refrigerated containers; and
•$2.9 million increase due to a decrease in lease intangible amortization.

Fee and ancillary lease revenues were $16.1 million for the six months ended June 30, 2021 compared to $33.0 million in the same period in 2020, a decrease of $16.9 million, primarily due to lower drop-off activity.

Finance lease revenues were $15.9 million for the six months ended June 30, 2021 compared to $16.6 million in the same period in 2020, a decrease of $0.7 million. This decrease is primarily due to the amortization of the existing portfolio, largely offset by the addition of several new finance leases.

Trading margin.    Trading margin was $18.9 million for the six months ended June 30, 2021 compared to $4.0 million in the same period in 2020, an increase of $14.9 million. The increase was due to an increase in per container selling margins due to a significant increase in used container selling prices.

Net gain (loss) on sale of leasing equipment.    Gain on sale of equipment was $53.4 million for the six months ended June 30, 2021 compared to $8.6 million in the same period in 2020, an increase of $44.8 million. The increase was primarily due to a 110.1% increase in the average sale price of our used dry containers, partially offset by a 44.5% decrease in sales volume due to very low container drop-off volumes and our limited inventory of containers available for sale.

Depreciation and amortization.    Depreciation and amortization was $297.4 million for the six months ended June 30, 2021 compared to $266.0 million in the same period in 2020, an increase of $31.4 million. The primary reasons for the increase are as follows:
•$48.6 million increase due to the increased size of our container fleet; partially offset by
•$15.0 million decrease due to an increase in the number of containers that have become fully depreciated.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, store equipment when it is not on lease and reposition equipment from locations with weak leasing demand. Direct operating expenses were $15.7 million for the six months ended June 30, 2021 compared to $52.9 million in the same period in 2020, a decrease of $37.2 million. The primary reasons for the decrease are as follows:
•$22.4 million decrease in storage expense resulting from a decrease in the number of idle units; and
•$12.0 million decrease in repair and handling expense primarily due to lower drop-off activity.

Administrative expenses.    Administrative expenses were $43.9 million for the six months ended June 30, 2021 compared to $39.7 million in the same period in 2020, an increase of $4.2 million, which was primarily due to an increase in incentive compensation expense.

Provision (reversal) for doubtful accounts.    There was a reversal for doubtful accounts of $2.5 million for the six months ended June 30, 2021 compared to a provision of $4.7 million in the same period in 2020, a decrease of $7.2 million. We reversed reserves in the first quarter of 2021 which were recorded in the first quarter of last year against a mid-sized customer's receivable.

Interest and debt expense.    Interest and debt expense was $114.6 million for the six months ended June 30, 2021, compared to $135.9 million in the same period in 2020, a decrease of $21.3 million. The primary reasons for the decrease are as follows:
•$27.7 million decrease due to a decrease in the average effective interest rate to 3.25% from 4.05%; partially offset by
•$6.8 million increase due to an increase in the average debt balance of $418.5 million.

Debt termination expense.    Debt termination expense was $89.9 million for the six months ended June 30, 2021 compared to an immaterial amount in the same period in 2020. The increase was primarily due to the payment of a make-whole premium related to the prepayment of $821.0 million of institutional notes in June 2021.

Income taxes. Income tax expense was $25.5 million for the six months ended June 30, 2021 compared to $12.2 million in the same period in 2020, an increase in income tax expense of $13.3 million. The increase in income tax expense was the result of an increase in pre-tax income and an increase in the portion of income generated in higher tax jurisdictions.

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

The following table summarizes our contractual obligations and commercial commitments as of June 30, 2021 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Contractual Obligations by Period
Contractual Obligations:	Total	Remaining 2021	2022	2023	2024	2025	2026 and thereafter
	(dollars in millions)
Principal debt obligations	$7,688.6	$295.0	$662.5	$858.1	$1,885.1	$386.3	$3,601.6
Interest on debt obligations(1)	963.9	103.5	190.9	168.0	130.7	103.6	267.2
Finance lease obligations(2)	16.7	1.5	15.2	—	—	—	—
Operating leases (mainly facilities)	7.9	1.8	3.5	2.1	0.4	0.1	—
Purchase obligations:
Equipment purchases payable	411.5	411.5	—	—	—	—	—
Equipment purchase commitments	1,138.6	1,138.6	—	—	—	—	—
Total contractual obligations	$10,219.3	$1,950.1	$868.6	$1,026.1	$2,015.8	$489.9	$3,868.8
(1)Amounts include actual interest for fixed debt, estimated interest for floating-rate debt and interest rate swaps which are in a payable position based on June 30, 2021 rates.
(2)Amounts include interest.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

The primary external risk of our derivative agreements is counterparty credit exposure, which is defined as the ability of a counterparty to perform its financial obligations under the agreement. All of our derivative agreements are with highly-rated financial institutions. Credit exposures are measured based on the market value of outstanding derivative instruments. In order to monitor counterparty credit exposure, both current and potential exposures are calculated.

As of June 30, 2021, we had derivative agreements in place to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Derivatives	Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Cap Rate	Weighted Average Remaining Term
Interest Rate Swap(1)	$1,671.5 Million	2.02%	n/a	4.6 years
Interest Rate Cap	$400.0 Million	n/a	5.5%	2.4 years
(1)     The impact of forward starting swaps with total notional amount of $350.0 million will increase the weighted average remaining term to 5.6 years.

Our derivative agreements are designated as cash flow hedges for accounting purposes. Any unrealized gains or losses related to the changes in fair value are recognized in accumulated other comprehensive income and reclassified to interest and debt expense as they are realized. As of June 30, 2021, we do not have any material non-designated derivatives. Prior to the third quarter of 2020, a portion of our swap portfolio was not designated and unrealized and realized changes in the fair value of these agreements were recognized in the consolidated statements of operations as other (income) expense, net.

Approximately 96% of our debt is either fixed or hedged using derivative instruments which helps mitigate the impact of changes in short-term interest rates. A 100 basis point increase in the interest rates on our unhedged debt (primarily LIBOR) would result in an increase of approximately $3.0 million in interest expense over the next 12 months.

Foreign currency exchange rate risk

Although we have significant foreign-based operations, the majority of our revenues and our operating expenses are denominated in U.S. dollars. However, we pay our non-U.S. employees in local currencies and certain operating expenses are denominated in foreign currencies. Net foreign currency exchange gains and losses were immaterial for the three and six months ended June 30, 2021 and 2020.

ITEM 4.    CONTROLS AND PROCEDURES.

Our senior management has evaluated the effectiveness and design of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e)), as of June 30, 2021. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded, as of June 30, 2021, that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2021, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Share Repurchase Program

During the three months ended June 30, 2021, the Company made no repurchases of its common shares. As of June 30, 2021, the Company has $102.1 million remaining under the current authorization.

ITEM 6.    EXHIBITS.

Exhibit Number	Exhibit Description
3.1*	Amended and Restated Bye-Laws of Triton International Limited.
10.1*	Term Loan Agreement, dated as of May 27, 2021, by and among Triton Container International Limited, as Borrower, various lenders, and PNC Bank, National Association, as a lender and Administrative Agent
31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Instance Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Inline XBRL Data (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________________________________________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRITON INTERNATIONAL LIMITED

July 27, 2021	By:	/s/ JOHN BURNS
John Burns
Chief Financial Officer