Form 10-Q
period 2021-09-30
Triton International Ltd
filed 2021-10-26
CIK 1660734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2021
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
(Address of principal executive office)
(441) 294-8033
(Registrant's telephone number including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, $0.01 par value per share	TRTN	New York Stock Exchange
8.50% Series A Cumulative Redeemable Perpetual Preference Shares	TRTN PRA	New York Stock Exchange
8.00% Series B Cumulative Redeemable Perpetual Preference Shares	TRTN PRB	New York Stock Exchange
7.375% Series C Cumulative Redeemable Perpetual Preference Shares	TRTN PRC	New York Stock Exchange
6.875% Series D Cumulative Redeemable Perpetual Preference Shares	TRTN PRD	New York Stock Exchange
5.75% Series E Cumulative Redeemable Perpetual Preference Shares	TRTN PRE	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 22, 2021, there were 66,771,462 common shares at $0.01 par value per share of the registrant outstanding.

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
Forward-looking statements in this report are subject to a number of known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those described in the forward-looking statements, including, but not limited to: the impact of COVID-19 on our business and financial results; decreases in the demand for leased containers; decreases in market leasing rates for containers; difficulties in re-leasing containers after their initial fixed-term leases; customers' decisions to buy rather than lease containers; dependence on a limited number of customers and suppliers; customer defaults; decreases in the selling prices of used containers; extensive competition in the container leasing industry; difficulties stemming from the international nature of Triton's businesses; decreases in demand for international trade; disruption to Triton's operations resulting from political and economic policies of the United States and other countries, particularly China, including but not limited to, the impact of trade wars, duties and tariffs; disruption to Triton's operations from failure of, or attacks on, Triton's information technology systems; disruption to Triton's operations as a result of natural disasters; compliance with laws and regulations related to economic and trade sanctions, security, anti-terrorism, environmental protection and corruption; the availability and cost of capital; restrictions imposed by the terms of Triton's debt agreements; changes in the tax laws in Bermuda, the United States and other countries; and other risks and uncertainties described in the section entitled "Risk Factors" in our Annual Report on Form 10-K, filed with the SEC on February 16, 2021 (the "Form 10-K"), in this Report on Form 10-Q and in any other Form 10-Q filed or to be filed by us, as well as in the other documents we file with the SEC from time to time, and such risks and uncertainties are specifically incorporated herein by reference.
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

ITEM 1.    FINANCIAL STATEMENTS

TRITON INTERNATIONAL LIMITED
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS:
Leasing equipment, net of accumulated depreciation of $3,782,025 and $3,370,652	$10,297,985	$8,630,696
Net investment in finance leases	1,016,298	282,131
Equipment held for sale	50,447	67,311
Revenue earning assets	11,364,730	8,980,138
Cash and cash equivalents	118,972	61,512
Restricted cash	90,397	90,484
Accounts receivable, net of allowances of $1,250 and $2,192	298,036	226,090
Goodwill	236,665	236,665
Lease intangibles, net of accumulated amortization of $277,631 and $264,791	20,826	33,666
Other assets	66,343	83,969
Fair value of derivative instruments	5,631	9
Total assets	$12,201,600	$9,712,533
LIABILITIES AND SHAREHOLDERS' EQUITY:
Equipment purchases payable	$406,510	$191,777
Fair value of derivative instruments	66,313	128,872
Accounts payable and other accrued expenses	141,677	95,235
Net deferred income tax liability	366,990	327,431
Debt, net of unamortized costs of $62,630 and $42,747	8,241,240	6,403,270
Total liabilities	9,222,730	7,146,585
Shareholders' equity:
Preferred shares, $0.01 par value, at liquidation preference	730,000	555,000
Common shares, $0.01 par value, 270,000,000 shares authorized, 81,296,359 and 81,151,723 shares issued, respectively	813	812
Undesignated shares, $0.01 par value, 800,000 and 7,800,000 shares authorized, respectively, no shares issued and outstanding	—	—
Treasury shares, at cost, 14,280,091 and 13,901,326 shares, respectively	(456,218)	(436,822)
Additional paid-in capital	902,265	905,323
Accumulated earnings	1,866,645	1,674,670
Accumulated other comprehensive income (loss)	(64,635)	(133,035)
Total shareholders' equity	2,978,870	2,565,948
Total liabilities and shareholders' equity	$12,201,600	$9,712,533
The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Leasing revenues:
Operating leases	$385,221	$320,352	$1,085,874	$946,579
Finance leases	14,970	7,405	30,844	24,043
Total leasing revenues	400,191	327,757	1,116,718	970,622

Equipment trading revenues	44,418	26,094	103,546	58,377
Equipment trading expenses	(35,255)	(22,225)	(75,516)	(50,555)
Trading margin	9,163	3,869	28,030	7,822

Net gain on sale of leasing equipment	25,606	10,737	78,964	19,351

Operating expenses:
Depreciation and amortization	163,493	136,248	460,856	402,235
Direct operating expenses	5,539	25,992	21,246	78,859
Administrative expenses	21,426	21,395	65,326	61,092
Provision (reversal) for doubtful accounts	23	(45)	(2,467)	4,608
Total operating expenses	190,481	183,590	544,961	546,794
Operating income (loss)	244,479	158,773	678,751	451,001
Other expenses:
Interest and debt expense	54,728	62,776	169,355	198,652
Debt termination expense	42,660	24,345	132,523	24,376
Other (income) expense, net	(453)	(631)	(1,195)	(4,179)
Total other expenses	96,935	86,490	300,683	218,849
Income (loss) before income taxes	147,544	72,283	378,068	232,152
Income tax expense (benefit)	12,812	15,825	38,281	28,070
Net income (loss)	$134,732	$56,458	$339,787	$204,082
Less: dividend on preferred shares	11,687	10,512	32,713	30,850
Net income (loss) attributable to common shareholders	$123,045	$45,946	$307,074	$173,232
Net income per common share—Basic	$1.84	$0.67	$4.59	$2.49
Net income per common share—Diluted	$1.83	$0.67	$4.57	$2.48
Cash dividends paid per common share	$0.57	$0.52	$1.71	$1.56
Weighted average number of common shares outstanding—Basic	66,919	68,223	66,935	69,693
Dilutive restricted shares	372	359	308	289
Weighted average number of common shares outstanding—Diluted	67,291	68,582	67,243	69,982

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$134,732	$56,458	$339,787	$204,082
Other comprehensive income (loss), net of tax:
Change in derivative instruments designated as cash flow hedges	8,148	969	47,268	(135,283)
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges	7,096	7,351	21,156	14,616
Foreign currency translation adjustment	(87)	176	(24)	(201)
Other comprehensive income (loss), net of tax	15,157	8,496	68,400	(120,868)
Comprehensive income	149,889	64,954	408,187	83,214
Less:
Dividend on preferred shares	11,687	10,512	32,713	30,850
Comprehensive income attributable to common shareholders	$138,202	$54,442	$375,474	$52,364

Tax (benefit) provision on change in derivative instruments designated as cash flow hedges	$28	$(117)	$2,030	$(11,103)
Tax (benefit) provision on reclassification of (gain) loss on derivative instruments designated as cash flow hedges	$487	$483	$1,436	$666

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)
(Unaudited)

	Preferred Shares		Common Shares		Treasury Shares		Add'l Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	22,200,000	$555,000	81,151,723	$812	13,901,326	$(436,822)	$905,323	$1,674,670	$(133,035)	$2,565,948
Share-based compensation	—	—	207,077	2	—	—	1,713	—	—	1,715
Share repurchase to settle shareholder tax obligations	—	—	(85,466)	(1)	—	—	(4,145)	—	—	(4,146)
Net income (loss)	—	—	—	—	—	—	—	139,838	—	139,838
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	69,973	69,973
Common shares dividend declared	—	—	—	—	—	—	—	(38,497)	—	(38,497)
Preferred shares dividend declared	—	—	—	—	—	—	—	(10,513)	—	(10,513)
Balance as of March 31, 2021	22,200,000	$555,000	81,273,334	$813	13,901,326	$(436,822)	$902,891	$1,765,498	$(63,062)	$2,724,318
Share-based compensation	—	—	21,568	—	—	—	3,295	—	—	3,295
Net income (loss)	—	—	—	—	—	—	—	65,217	—	65,217
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(16,730)	(16,730)
Common shares dividend declared	—	—	—	—	—	—	—	(38,510)	—	(38,510)
Preferred shares dividend declared	—	—	—	—	—	—	—	(10,513)	—	(10,513)
Balance as of June 30, 2021	22,200,000	$555,000	81,294,902	$813	13,901,326	$(436,822)	$906,186	$1,781,692	$(79,792)	$2,727,077
Issuance of preferred shares, net of offering expenses	7,000,000	175,000	—	—	—	—	(6,170)	—	—	168,830
Share-based compensation	—	—	1,457	—	—	—	2,249	—	—	2,249
Treasury shares acquired	—	—	—	—	378,765	(19,396)	—	—	—	(19,396)
Net income (loss)	—	—	—	—	—	—	—	134,732	—	134,732
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	15,157	15,157
Common shares dividend declared	—	—	—	—	—	—	—	(38,512)	—	(38,512)
Preferred shares dividend declared	—	—	—	—	—	—	—	(11,267)	—	(11,267)
Balance as of September 30, 2021	29,200,000	$730,000	81,296,359	$813	14,280,091	$(456,218)	$902,265	$1,866,645	$(64,635)	$2,978,870

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)
(Unaudited)

`	Preferred Shares		Common Shares		Treasury Shares		Add'l Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	16,200,000	$405,000	80,979,833	$810	8,771,345	$(278,510)	$902,725	$1,533,845	$(31,633)	$2,532,237
Issuance of preferred shares, net of offering expenses	6,000,000	150,000	—	—	—	—	(5,171)	—	—	144,829
Share-based compensation	—	—	184,644	2	—	—	1,603	—	—	1,605
Treasury shares acquired	—	—	—	—	1,365,620	(37,488)	—	—	—	(37,488)
Share repurchase to settle shareholder tax obligations	—	—	(53,609)	(1)	—	—	(2,155)	—	—	(2,156)
Net income (loss)	—	—	—	—	—	—	—	77,036	—	77,036
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(118,991)	(118,991)
Common shares dividend declared	—	—	—	—	—	—	—	(37,427)	—	(37,427)
Preferred shares dividend declared	—	—	—	—	—	—	—	(9,395)	—	(9,395)
Balance as of March 31, 2020	22,200,000	$555,000	81,110,868	$811	10,136,965	$(315,998)	$897,002	$1,564,059	$(150,624)	$2,550,250
Issuance of preferred shares, net of offering expenses	—	—	—	—	—	—	31	—	—	31
Share-based compensation	—	—	38,592	—	—	—	4,256	—	—	4,256
Treasury shares acquired	—	—	—	—	2,050,924	(58,906)	—	—	—	(58,906)
Net income (loss)	—	—	—	—	—	—	—	70,588	—	70,588
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(10,373)	(10,373)
Common shares dividend declared	—	—	—	—	—	—	—	(36,383)	—	(36,383)
Preferred shares dividend declared	—	—	—	—	—	—	—	(10,513)	—	(10,513)
Balance as of June 30, 2020	22,200,000	$555,000	81,149,460	$811	12,187,889	$(374,904)	$901,289	$1,587,751	$(160,997)	$2,508,950
Share-based compensation	—	—	2,263	1	—	—	2,057	—	—	2,058
Treasury shares acquired	—	—	—	—	356,708	(10,792)	—	—	—	(10,792)
Net income (loss)	—	—	—	—	—	—	—	56,458	—	56,458
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	8,496	8,496
Common shares dividend declared	—	—	—	—	—	—	—	(35,769)	—	(35,769)
Preferred shares dividend declared	—	—	—	—	—	—	—	(10,512)	—	(10,512)
Balance as of September 30, 2020	22,200,000	$555,000	81,151,723	$812	12,544,597	$(385,696)	$903,346	$1,597,928	$(152,501)	$2,518,889
The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$339,787	$204,082
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	460,856	402,235
Amortization of deferred debt cost and other debt related amortization	7,872	10,789
Lease related amortization	13,703	18,358
Share-based compensation expense	7,259	7,919
Net (gain) loss on sale of leasing equipment	(78,964)	(19,351)
Unrealized (gain) loss on derivative instruments	—	286
Debt termination expense	132,523	24,376
Deferred income taxes	36,073	28,441
Changes in operating assets and liabilities:
Accounts receivable	(63,919)	(7,325)
Deferred revenue	63,944	640
Accounts payable and other accrued expenses	(9,098)	(8,832)
Net equipment sold (purchased) for resale activity	4,938	5,185
Cash received (paid) for settlement of interest rate swaps	5,481	—
Cash collections on finance lease receivables, net of income earned	49,170	60,273
Other assets	17,294	(44,735)
Net cash provided by (used in) operating activities	986,919	682,341
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(2,791,943)	(354,425)
Proceeds from sale of equipment, net of selling costs	165,066	182,819
Other	—	(183)
Net cash provided by (used in) investing activities	(2,626,877)	(171,789)
Cash flows from financing activities:
Issuance of preferred shares, net of underwriting discount	169,488	145,275
Purchases of treasury shares	(16,757)	(107,186)
Redemption of common shares for withholding taxes	(4,146)	(2,156)
Debt issuance costs	(35,996)	(22,588)
Borrowings under debt facilities	7,713,006	3,297,445
Payments under debt facilities and finance lease obligations	(5,981,155)	(3,514,140)
Dividends paid on preferred shares	(32,293)	(30,420)
Dividends paid on common shares	(114,484)	(108,421)
Other	(332)	(590)
Net cash provided by (used in) financing activities	1,697,331	(342,781)
Net increase (decrease) in cash, cash equivalents and restricted cash	$57,373	$167,771
Cash, cash equivalents and restricted cash, beginning of period	151,996	168,972
Cash, cash equivalents and restricted cash, end of period	$209,369	$336,743
Supplemental disclosures:
Interest paid	$153,812	$181,576
Income taxes paid (refunded)	$4,639	$440
Right-of-use asset for leased property	$1,598	$196
Supplemental non-cash investing activities:
Equipment purchases payable	$406,510	$96,798
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

The interim consolidated balance sheet as of September 30, 2021; the consolidated statements of operations, the consolidated statements of comprehensive income, and the consolidated statements of shareholders' equity for the three and nine months ended September 30, 2021 and 2020, and the consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. The consolidated balance sheet as of December 31, 2020, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. The unaudited interim financial statements have been prepared on a basis consistent with the Company's annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company's financial position, results of operations, comprehensive income, shareholders' equity, and cash flows for the periods presented. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The consolidated results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2021 or for any other future annual or interim period.

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

Concentration of Credit Risk

The Company's equipment leases and trade receivables subject it to potential credit risk. The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis. The Company's three largest customers accounted for 20%, 15%, and 10%, respectively, of the Company's lease billings during the nine months ended September 30, 2021.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements

For information on the fair value of equipment held for sale, debt, and the fair value of derivative instruments, please refer to Note 2 - "Equipment Held for Sale", Note 7 - "Debt" and Note 8 - "Derivative Instruments", respectively.

New Accounting Pronouncements

Recently Issued Accounting Standards Update

Lessors - Certain Leases with Variable Lease Payments

In July 2021, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2021-05, Lease (Topic 842): Lessors - Certain Leases with Variable Lease Payments. This guidance amends the lease classification accounting for lessors for certain leases with variable lease payments that do not depend on a reference index or a rate and would have resulted in the recognition of a loss at lease commencement if classified as a sales-type or direct financing lease. Under the new guidance, these leases will be classified as an operating lease. The amendments are effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company will adopt this standard on January 1, 2022. Based on the nature of our finance leases, the Company does not expect the adoption of this ASU to have a significant impact on the consolidated financial statements.

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

	September 30, 2021	December 31, 2020
Equipment held for sale	$601	$4,001

An impairment charge is recorded when the carrying value of the asset exceeds its fair value less cost to sell. The following table summarizes the Company's net impairment charges recorded in Net gain on sale of leasing equipment on the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Impairment (loss) reversal on equipment held for sale	$76	$(766)	$39	$(3,309)
Gain (loss) on sale of equipment, net of selling costs	25,530	11,503	78,925	22,660
Net gain on sale of leasing equipment	$25,606	$10,737	$78,964	$19,351

Note 3—Intangible Assets

Intangible assets consist of lease intangibles for leases acquired with lease rates above market in a business combination. The following table summarizes the amortization of intangible assets as of September 30, 2021 (in thousands):

Years ending December 31,	Total Intangible Assets
2021	$3,709
2022	$10,497
2023	$4,657
2024	$1,963
Total	$20,826

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization expense related to intangible assets was $3.9 million and $12.8 million for the three and nine months ended September 30, 2021, respectively, and $5.4 million and $17.3 million for the three and nine months ended September 30, 2020, respectively.

Note 4—Share-Based Compensation

The Company recognizes share-based compensation expense for share-based payment transactions based on the grant date fair value. The expense is recognized over the employee's requisite service period, which is generally the vesting period of the equity award. The Company recognized share-based compensation expense in administrative expenses of $2.2 million and $7.3 million for the three and nine months ended September 30, 2021, respectively, and $2.1 million and $7.9 million for the three and nine months ended September 30, 2020, respectively. Share-based compensation expense includes charges for performance-based shares and units that are deemed probable to vest.

As of September 30, 2021, the total unrecognized compensation expense related to non-vested restricted share awards and units was approximately $11.3 million, which is expected to be recognized on a straight-line basis through 2024.

During the nine months ended September 30, 2021, the Company issued 207,077 restricted shares, and canceled 85,466 vested shares to settle payroll taxes on behalf of employees. Additional shares may be issued based upon the satisfaction of certain performance criteria. The Company also issued 23,025 shares to non-employee directors at fair value that vested immediately.

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

During the nine months ended September 30, 2021, the Company repurchased a total of 378,765 common shares at an average price per-share of $51.19 for a total of $19.4 million.

Preferred Shares

The following table summarizes the Company's preferred share issuances (the "Series"):

Preferred Share Offering	Issuance	Liquidation Preference (in thousands)	# of Shares(1)
Series A 8.50% Cumulative Redeemable Perpetual Preference Shares ("Series A")	March 2019	$86,250	3,450,000
Series B 8.00% Cumulative Redeemable Perpetual Preference Shares ("Series B")	June 2019	143,750	5,750,000
Series C 7.375% Cumulative Redeemable Perpetual Preference Shares ("Series C")	November 2019	175,000	7,000,000
Series D 6.875% Cumulative Redeemable Perpetual Preference Shares ("Series D")	January 2020	150,000	6,000,000
Series E 5.75% Cumulative Redeemable Perpetual Preference Shares ("Series E")	August 2021	175,000	7,000,000
		$730,000	29,200,000
(1)     Represents number of shares authorized, issued, and outstanding.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In August 2021, the Company completed a public offering of the Series E shares and received $169.5 million in aggregate net proceeds after deducting underwriting discounts of $5.5 million. The net proceeds will be used for general corporate purposes, including the purchase of containers, the repurchase of outstanding common shares, the payment of dividends, and the repayment or repurchase of outstanding indebtedness.

Each Series of preferred shares may be redeemed at the Company's option, at any time after approximately five years from original issuance, in whole or in part at a redemption price, plus an amount equal to all accumulated and unpaid dividends, whether or not declared. The Company may also redeem each Series of preferred shares prior to the lapse of the five year period upon the occurrence of certain events as described in each agreement, such as transactions that either transfer ownership of substantially all assets to a single entity or establish a majority voting interest by a single entity, and cause a downgrade or withdrawal of rating by the rating agency within 60 days of the event. If the Company does not elect to redeem each Series upon the occurrence of the preceding events, holders of preferred shares may have the right to convert their preferred shares into common shares. Separately, for Series E, the Company may also redeem preferred shares upon a change to the methodology used by a rating agency which causes a shortened period of the assigned rating or reduces the amount of equity credit assigned.

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

The Company paid the following quarterly dividends during the three and nine months ended September 30, 2021 and 2020 on its issued and outstanding Series (in millions except for the per-share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Series	Per Share Payment	Aggregate Payment	Per Share Payment	Aggregate Payment	Per Share Payment	Aggregate Payment	Per Share Payment	Aggregate Payment
A(1)	$0.53	$1.8	$0.53	$1.8	$1.59	$5.4	$1.59	$5.4
B	$0.50	$2.9	$0.50	$2.9	$1.50	$8.7	$1.50	$8.7
C(1)	$0.46	$3.2	$0.46	$3.2	$1.38	$9.6	$1.38	$9.6
D(1)	$0.43	$2.6	$0.43	$2.6	$1.29	$7.8	$1.10	$6.7
E(1)	$0.11	$0.8	$—	$—	$0.11	$0.8	$—	$—
Total		$11.3		$10.5		$32.3		$30.4
(1)     Per share payments rounded to the nearest whole cent.

As of September 30, 2021, the Company had cumulative unpaid preferred dividends of $2.2 million.

Common Share Dividends

The Company paid the following quarterly dividends during the three and nine months ended September 30, 2021 and 2020 on its issued common shares (in millions except for the per-share amounts):

Three Months Ended September 30,				Nine Months Ended September 30,
2021		2020		2021		2020
Per Share Payment	Aggregate Payment	Per Share Payment	Aggregate Payment	Per Share Payment	Aggregate Payment	Per Share Payment	Aggregate Payment
$0.57	$38.2	$0.52	$35.5	$1.71	$114.5	$1.56	$108.4

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2021 and 2020 (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2020	$(128,526)	$(4,509)	$(133,035)
Change in derivative instruments designated as cash flow hedges(1)	62,850	—	62,850
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	7,102	—	7,102
Foreign currency translation adjustment	—	21	21
Balance as of March 31, 2021	$(58,574)	$(4,488)	$(63,062)
Change in derivative instruments designated as cash flow hedges(1)	(23,730)	—	(23,730)
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	6,958	—	6,958
Foreign currency translation adjustment	—	42	42
Balance as of June 30, 2021	$(75,346)	$(4,446)	$(79,792)
Change in derivative instruments designated as cash flow hedges(1)	8,148	—	8,148
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	7,096	—	7,096
Foreign currency translation adjustment	—	(87)	(87)
Balance as of September 30, 2021	$(60,102)	$(4,533)	$(64,635)

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2019	$(27,096)	$(4,537)	$(31,633)
Change in derivative instruments designated as cash flow hedges(1)	(120,140)	—	(120,140)
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	1,411	—	1,411
Foreign currency translation adjustment	—	(262)	(262)
Balance as of March 31, 2020	$(145,825)	$(4,799)	$(150,624)
Change in derivative instruments designated as cash flow hedges(1)	(16,112)	—	(16,112)
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	5,854	—	5,854
Foreign currency translation adjustment	—	(115)	(115)
Balance as of June 30, 2020	$(156,083)	$(4,914)	$(160,997)
Change in derivative instruments designated as cash flow hedges(1)	969	—	969
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	7,351	—	7,351
Foreign currency translation adjustment	—	176	176
Balance as of September 30, 2020	$(147,763)	$(4,738)	$(152,501)
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

As of September 30, 2021, the weighted average implicit rate was 3.39% and the weighted average remaining lease term was 2.1 years.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the impact of the Company's leases in its financial statements (in thousands):

Balance Sheet	Financial statement caption	September 30, 2021	December 31, 2020
Right-of-use asset - operating	Other assets	$4,960	$5,062
Lease liability - operating	Accounts payable and other accrued expenses	$5,739	$6,088

		Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement	Financial statement caption	2021	2020	2021	2020
Operating lease cost(1)	Administrative expenses	$829	$754	$2,408	$2,260
(1)     Includes short-term leases that are immaterial.

Cash paid for amounts of lease liabilities included in operating cash flows was $2.4 million for both the nine months ended September 30, 2021 and September 30, 2020.

Lessor
The following table summarizes the components of the net investment in finance leases (in thousands):

	September 30, 2021	December 31, 2020
Future minimum lease payment receivable(1)	$1,380,331	$355,755
Estimated residual receivable(2)	146,428	53,892
Gross finance lease receivables(3)	1,526,759	409,647
Unearned income(4)	(510,461)	(127,516)
Net investment in finance leases(5)	$1,016,298	$282,131
(1)     There were no executory costs included in gross finance lease receivables as of September 30, 2021 and December 31, 2020.
(2)     The Company's finance leases generally include a purchase option at nominal amounts that is reasonably certain to be exercised, and therefore, the Company has immaterial residual value risk for assets.
(3)    The gross finance lease receivable is reduced as billed to customers and reclassified to accounts receivable until paid by customers.
(4)     There were no unamortized initial direct costs as of September 30, 2021 and December 31, 2020.
(5)    One major customer represented 89% and 75% of the Company's finance lease portfolio as of September 30, 2021 and December 31, 2020, respectively. No other customer represented more than 10% of the Company's finance lease portfolio in each of those periods.

The Company’s finance lease portfolio lessees are primarily comprised of the largest international shipping lines. In its estimate of expected credit losses, the Company evaluates the overall credit quality of its finance lease portfolio. The Company considers an account past due when a payment has not been received in accordance with the terms of the related lease agreement and maintains allowances, if necessary, for doubtful accounts. These allowances are based on, but not limited to, historical experience which includes stronger and weaker economic cycles, each lessee's payment history, management's current assessment of each lessee's financial condition, consideration of current economic conditions and reasonable market forecasts. As of September 30, 2021, the Company does not have an allowance on its gross finance lease receivables and does not have any material past due balances.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Debt

The table below summarizes the Company's key terms and carrying value of debt (in thousands):

	Contractual Weighted Avg Interest Rate(1)	Maturity Range(1)		September 30, 2021	December 31, 2020
		From	To
Institutional notes	—%	—	—	$—	$1,642,314
Asset-backed securitization term notes	1.98%	August 2023	February 2031	3,893,421	2,920,807
Corporate notes	1.82%	August 2023	June 2031	2,300,000	—
Term loan facilities	1.58%	July 2024	May 2026	1,023,600	840,000
Asset-backed securitization warehouse	1.94%	November 2027	November 2027	320,000	264,000
Revolving credit facilities	1.62%	May 2024	July 2026	755,000	760,500
Finance lease obligations	4.93%	February 2022	February 2022	15,619	17,304
Total debt outstanding				8,307,640	6,444,925
Unamortized debt costs				(62,630)	(42,747)
Unamortized debt premiums & discounts				(3,738)	(599)
Unamortized fair value debt adjustment				(32)	1,691
Debt, net of unamortized costs				$8,241,240	$6,403,270
(1)     Data as of September 30, 2021.

The fair value of total debt outstanding was $8,311.1 million and $6,536.5 million as of September 30, 2021 and December 31, 2020, respectively, and was measured using Level 2 inputs.

As of September 30, 2021, the maximum borrowing levels for the Asset-backed Securitization ("ABS") warehouse and the revolving credit facilities are $1,125.0 million and $1,275.0 million, respectively. These facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets. As of September 30, 2021, the availability under these credit facilities without adding additional container assets to the borrowing base was approximately $876.8 million.

The Company is subject to certain financial covenants under its debt agreements. The agreements remain the obligations of the respective subsidiaries, and all related debt covenants are calculated at the subsidiary level. As of September 30, 2021 and December 31, 2020, the Company was in compliance with all financial covenants in accordance with the terms of its debt agreements.

The Company hedges the risks associated with fluctuations in interest rates on a portion of its floating-rate debt by entering into interest rate swap agreements that convert a portion of its floating-rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The following table summarizes the Company's outstanding fixed-rate and floating-rate debt as of September 30, 2021 (in thousands):

	Balance Outstanding	Contractual Weighted Avg Interest Rate	Maturity Range		Weighted Avg Remaining Term
			From	To
Excluding impact of derivative instruments:
Fixed-rate debt	$5,591,500	1.96%	Feb 2022	Jun 2031	5.0 years
Floating-rate debt	$2,716,141	1.65%	Aug 2023	Nov 2027	3.2 years

Including impact of derivative instruments:
Fixed-rate debt	$5,591,500	1.96%
Hedged floating-rate debt	$1,654,103	3.58%
Total fixed and hedged debt	$7,245,603	2.33%
Unhedged floating-rate debt	$1,062,037	1.65%
Total	$8,307,640	2.24%

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company issued the following corporate notes during the nine months ended September 30, 2021:

Date	Total Offering	Contractual Weighted Avg Interest Rate	Maturity
April 15, 2021	$600.0 Million	2.05%	Apr 2026
June 7, 2021	$500.0 Million	1.15%	Jun 2024
June 7, 2021	$600.0 Million	3.15%	Jun 2031
August 6, 2021	$600.0 Million	0.80%	Aug 2023

The Company issued the following ABS fixed rate series during the nine months ended September 30, 2021:

Date	Total Offering	Contractual Weighted Avg Interest Rate	Expected Maturity
February 3, 2021	$502.9 Million	1.69%	Feb 2031
March 17, 2021	$725.0 Million	1.89%	Dec 2030

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

On August 30, 2021, the Company redeemed the remaining $648.9 million of its outstanding institutional notes. As a result, the Company paid a make-whole premium of $43.1 million and recognized a gain of $0.6 million from the write-off of unamortized debt costs and fair value adjustments. The cash paid for the make-whole premium is classified under financing cash flows as payments under debt facilities and finance lease obligations.

Institutional Notes

The Company's institutional notes were fully redeemed during the nine months ended September 30, 2021.

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

Corporate Notes

The Company’s corporate notes have maturities ranging from 2 - 10 years and interest payments due semi-annually. These corporate notes are initially secured by assets of the subsidiary. If the Company satisfies certain credit rating conditions outlined in the indenture, the corporate notes may become unsecured. The corporate notes are pre-payable (in whole or in part) at the Company's option at any time prior to the maturity date, subject to certain provisions in the corporate note agreements, including the payment of a make-whole premium in respect to such prepayment.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Term Loan Facilities

The Company's term loan facilities have a maximum borrowing capacity of $1,518.6 million which amortizes in monthly or quarterly installments. These facilities provide for an advance rate against the net book values of designated eligible equipment. One facility has a borrowing capacity of $1,200.0 million and provides a delayed draw feature which is available to the Company until November 24, 2021.

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

Revolving Credit Facilities

The revolving credit facilities have a maximum borrowing capacity of $1,275.0 million. These facilities provide for an advance rate against the net book values of designated eligible equipment.

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

Certain assets of the Company's subsidiaries are pledged as collateral for various credit facilities and the amounts payable under certain derivative agreements. Additionally, the Company may be required to post cash collateral on these agreements. Any amounts of cash collateral posted are included in Other assets on the consolidated balance sheet and are presented in operating activities of the consolidated statements of cash flows. As of September 30, 2021, the Company has cash collateral of $23.5 million related to interest rate swap contracts.

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

Derivative Instrument	Date Canceled	Notional Amount	Funds Received (Paid)
Interest rate swap	June 25, 2021	$72.5 million	$— million
Interest rate swap	June 25, 2021	$195.9 million	$(0.9) million

During the nine months ended September 30, 2021, the Company entered into the following hedging instruments:

Derivative Instrument	Date Effective	Notional Amount	Fixed Leg (Pay) Interest Rate	Indexed To	Scheduled Maturity
Interest rate cap	May 24, 2021	$200.0 million	n/a	1 month LIBOR	November 13, 2023
Forward starting interest rate swap	October 29, 2021	$150.0 million	1.21%	1 month LIBOR	October 29, 2031(1)
Forward starting interest rate swap	October 29, 2021	$150.0 million	1.21%	1 month LIBOR	October 29, 2031(1)
(1) Mandatory termination date of July 29, 2022.

As of September 30, 2021, the Company had interest rate swap and cap agreements in place to fix or limit the floating interest rates on a portion of the borrowings under its debt facilities summarized below:

Derivatives	Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Cap Rate	Weighted Average Remaining Term
Interest Rate Swap(1)	$1,654.1 Million	2.02%	n/a	4.4 years
Interest Rate Cap	$400.0 Million	n/a	5.5%	2.2 years
(1)     The impact of forward starting swaps will increase total notional amount by $650.0 million and increase the weighted average remaining term to 7.2 years.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unrealized losses of $31.3 million related to interest rate swap and cap agreements included in accumulated other comprehensive income (loss) are expected to be recognized in Interest and debt expense over the next twelve months.

The following table summarizes the impact of derivative instruments on the consolidated statements of operations and the consolidated statements of comprehensive income on a pretax basis (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Financial statement caption	2021	2020	2021	2020
Non-Designated Derivative Instruments
Realized (gains) losses	Other (income) expense, net	$—	$—	$—	$(224)
Realized (gains) losses	Debt termination expense	$—	$—	$883	$—
Unrealized (gains) losses	Other (income) expense, net	$—	$—	$—	$286
Designated Derivative Instruments
Realized (gains) losses	Interest and debt (income) expense	$7,583	$7,834	$22,592	$15,282
Unrealized (gains) losses	Comprehensive (income) loss	$(8,176)	$(852)	$(49,298)	$146,386

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

The Company presents the fair value of derivative financial instruments on a gross basis as a separate line item on the consolidated balance sheet. As of September 30, 2021 and December 31, 2020, the Company has no material non-designated instruments.

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarizes our segment information and the consolidated totals reported (in thousands):

	Three Months Ended September 30,
	2021			2020
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$396,100	$4,091	$400,191	$325,279	$2,478	$327,757
Trading margin	—	9,163	9,163	—	3,869	3,869
Net gain on sale of leasing equipment	25,606	—	25,606	10,737	—	10,737
Depreciation and amortization expense	163,308	185	163,493	136,058	190	136,248
Interest and debt expense	54,238	490	54,728	62,138	638	62,776
Segment income (loss) before income taxes(1)	178,660	11,544	190,204	91,986	4,642	96,628
Purchases of leasing equipment and investments in finance leases(2)	$1,074,100	$—	$1,074,100	$134,637	$—	$134,637

	Nine Months Ended September 30,
	2021			2020
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$1,106,894	$9,824	$1,116,718	$965,936	$4,686	$970,622
Trading margin	—	28,030	28,030	—	7,822	7,822
Net gain on sale of leasing equipment	78,964	—	78,964	19,351	—	19,351
Depreciation and amortization expense	460,326	530	460,856	401,692	543	402,235
Interest and debt expense	168,053	1,302	169,355	197,320	1,332	198,652
Segment income (loss) before income taxes(1)	478,173	32,418	510,591	248,346	8,468	256,814
Purchases of leasing equipment and investments in finance leases(2)	$2,791,943	$—	$2,791,943	$354,425	$—	$354,425

(1)    Segment income before income taxes excludes unrealized gains or losses on derivative instruments and debt termination expense. The Company recorded $42.7 million and $132.5 million of debt termination expense for the three and nine months ended September 30, 2021, respectively, and $24.3 million and $24.4 million of debt termination expense for the three and nine months ended September 30, 2020, respectively.
(2)     Represents cash disbursements for purchases of leasing equipment and investments in finance lease as reflected in the consolidated statements of cash flows for the periods indicated, but excludes cash flows associated with the purchase of equipment held for resale.

	September 30, 2021			December 31, 2020
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Equipment held for sale	$10,202	$40,245	$50,447	$43,275	$24,036	$67,311
Goodwill	220,864	15,801	236,665	220,864	15,801	236,665
Total assets	$12,092,222	$109,378	$12,201,600	$9,612,251	$100,282	$9,712,533

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

The following table summarizes the geographic allocation of equipment leasing revenues for the three and nine months ended September 30, 2021 and 2020 based on customers' primary domicile (in thousands):

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total equipment leasing revenues:
Asia	$146,661	$115,084	$406,407	$353,464
Europe	208,231	175,629	588,674	503,106
Americas	32,017	25,055	84,066	81,668
Bermuda	625	450	1,798	1,331
Other International	12,657	11,539	35,773	31,053
Total	$400,191	$327,757	$1,116,718	$970,622

Since the majority of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, all of the Company's long-lived assets are considered to be international.

The following table summarizes the geographic allocation of equipment trading revenues for the three and nine months ended September 30, 2021 and 2020 based on the location of the sale (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total equipment trading revenues:
Asia	$22,918	$7,546	$44,687	$12,232
Europe	6,247	6,329	18,409	16,542
Americas	13,588	8,316	32,963	21,755
Bermuda	—	—	—	—
Other International	1,665	3,903	7,487	7,848
Total	$44,418	$26,094	$103,546	$58,377

Note 10—Commitments and Contingencies

Container Equipment Purchase Commitments

At September 30, 2021, the Company had commitments to purchase equipment in the amount of $463.9 million payable in 2021.

Contingencies

The Company is party to various pending or threatened legal or regulatory proceedings arising in the ordinary course of its business. Based upon information presently available, the Company does not expect any liabilities arising from these matters to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

Note 11—Income Taxes

The Company's effective tax rates were 8.7% and 21.9% for the three months ended September 30, 2021 and 2020, respectively, and 10.1% and 12.1% for the nine months ended September 30, 2021 and 2020, respectively. The Company has computed the provision for income taxes based on the estimated annual effective tax rate and the application of discrete items, if any, in the applicable period. The decrease in the effective tax rates in 2021 compared to the same period in 2020 was primarily due to an $8.6 million tax expense related to a U.S. entity to foreign entity intra-company asset sale recorded in the third quarter of 2020 that did not reoccur in 2021. This decrease was partially offset by an increased proportion of the Company's income generated in higher tax jurisdictions as a result of the payment of make-whole premiums related to the termination of certain institutional notes in the second and third quarters of 2021.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Related Party Transactions

The Company holds a 50% interest in TriStar Container Services (Asia) Private Limited ("TriStar"), which is primarily engaged in the selling and leasing of container equipment in the domestic and short sea markets in India.  The Company's equity investment in TriStar is included in Other assets on the consolidated balance sheet. The Company received payments on finance leases with TriStar of $0.5 million and $1.5 million for the three and nine months ended September 30, 2021, respectively, and $0.5 million and $1.4 million for the three and nine months ended September 30, 2020, respectively. The Company has a direct finance lease balance with TriStar of $9.3 million and $10.3 million as of September 30, 2021 and December 31, 2020, respectively.

Note 13—Subsequent Events

On October 14, 2021, the Company announced the completion of its debt capital structure transition to primarily investment grade unsecured borrowings. In conjunction with this planned transition, the Company amended and restated its revolving credit facility and its $1.2 billion term loan facility to represent unsecured financings. In addition, the Company's $2.3 billion outstanding senior notes became unsecured under the terms of the relevant governing indentures. The Company also increased the borrowing limit on its revolving facility to $2.0 billion and extended the maturity to 2026.

On October 20, 2021, the Company's Board of Directors approved and declared a quarterly cash dividend of $0.65 per share on its issued and outstanding common shares, payable on December 23, 2021 to holders of record at the close of business on December 9, 2021.

On October 20, 2021, the Company's Board of Directors also approved and declared a cash dividend on its issued and outstanding preferred shares, payable on December 15, 2021 to holders of record at the close of business on December 8, 2021 as follows:

Preferred Share Offering	Dividend Rate	Dividend Per Share
Series A	8.500%	$0.5312500
Series B	8.000%	$0.5000000
Series C	7.375%	$0.4609375
Series D	6.875%	$0.4296875
Series E	5.750%	$0.3593750
On October 20, 2021, the Company's Board of Directors increased the share repurchase authorization to $200.0 million. The revised authorization may be used by the Company to repurchase common or preferred shares.

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

Operations

Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of September 30, 2021, our total fleet consisted of 4.2 million containers and chassis, representing 7.1 million twenty-foot equivalent units ("TEU") or 7.9 million cost equivalent units ("CEU"). We have an extensive global presence, offering leasing services through 20 offices and 3 independent agencies located in 16 countries and 407 third-party owned and operated depot facilities in 46 countries as of September 30, 2021. Our primary customers include the world's largest container shipping lines. For the nine months ended September 30, 2021, our twenty largest customers accounted for 86% of our lease billings, our five largest customers accounted for 59% of our lease billings, and our three largest customers accounted for 20%, 15%, and 10% of our lease billings.

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

The following tables summarize our equipment fleet as of September 30, 2021, December 31, 2020 and September 30, 2020 indicated in units, TEU and CEU. CEU and TEU are standard industry measures of fleet size and are used to measure the quantity of containers that make up our revenue earning assets:

	Equipment Fleet in Units			Equipment Fleet in TEU
	September 30, 2021	December 31, 2020	September 30, 2020	September 30, 2021	December 31, 2020	September 30, 2020
Dry	3,748,654	3,295,908	3,220,631	6,351,083	5,466,421	5,306,071
Refrigerated	239,328	227,519	226,627	464,465	439,956	437,886
Special	92,458	93,885	93,639	168,951	170,792	170,471
Tank	11,591	11,312	11,153	11,591	11,312	11,153
Chassis	24,381	24,781	24,916	44,726	45,188	45,380
Equipment leasing fleet	4,116,412	3,653,405	3,576,966	7,040,816	6,133,669	5,970,961
Equipment trading fleet	55,299	64,243	72,444	86,598	98,991	111,369
Total	4,171,711	3,717,648	3,649,410	7,127,414	6,232,660	6,082,330

	Equipment Fleet in CEU (1)
	September 30, 2021	December 31, 2020	September 30, 2020
Operating leases	7,294,503	6,649,350	6,492,628
Finance leases	494,839	295,784	308,513
Equipment trading fleet	83,976	98,420	109,469
Total	7,873,318	7,043,554	6,910,610
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

The following table summarizes the percentage of our equipment fleet in terms of units and CEU as of September 30, 2021:

Equipment Type	Percentage of total fleet in units	Percentage of total fleet in CEU
Dry	89.9%	70.6%
Refrigerated	5.7	22.5
Special	2.2	3.0
Tank	0.3	1.2
Chassis	0.6	1.6
Equipment leasing fleet	98.7	98.9
Equipment trading fleet	1.3	1.1
Total	100.0%	100.0%

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

The following table summarizes our lease portfolio by lease type, based on CEU on-hire as of September 30, 2021, December 31, 2020 and September 30, 2020:

Lease Portfolio	September 30, 2021	December 31, 2020	September 30, 2020
Long-term leases	74.5%	73.8%	73.6%
Finance leases	6.5	4.4	4.8
Service leases	5.4	7.2	7.2
Expired long-term leases (units on-hire)	13.6	14.6	14.4
Total	100.0%	100.0%	100.0%

As of September 30, 2021, December 31, 2020 and September 30, 2020, our long-term and finance leases combined had an average remaining contractual term of approximately 59 months, 49 months, and 48 months, respectively, assuming no leases are renewed.

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

Trade volumes rebounded rapidly in the third quarter of 2020 as lockdowns eased and consumers shifted spending from services and experiences to goods, and trade volumes have remained strong throughout 2021. Demand for containers has been further boosted by extensive logistical disruptions such as reduced port productivity and a shortage of trucking capacity that have slowed turn times for containers. The strong and sustained demand for containers has led to a shortage of containers, high prices for new and used containers, and high market leasing rates. In addition, we have been able to drive our utilization close to maximum levels and have invested aggressively in new containers to support our customers. Our profitability has increased rapidly from the second half of 2020 through the third quarter of 2021.

We have recently seen some moderation in the pace of new leasing transactions as we reach the end of the typical summer peak shipping season. In addition, new container production has been at record levels in 2021, which has helped ease the shortage of containers. As a result, we may see more balance between container supply and demand in the coming months. However, the timing for a return to more normal market conditions is uncertain.

Operating Performance

Our operating and financial performance in the third quarter of 2021 was strong as we continued to benefit from very favorable market conditions driven by strong global trade volumes, logistical disruptions that have slowed container turn times, and limited availability of containers.

Fleet size. As of September 30, 2021, our revenue earning assets had a net book value of $11.4 billion, an increase of 30.2% from September 30, 2020 and 26.6% from December 31, 2020. This increase was primarily due to increased purchases of new containers in response to the surge in global containerized trade volumes and strong leasing demand, as well as higher new container prices. As of October 22, 2021, we have placed orders for over $3.4 billion of containers for delivery in 2021. Approximately $3.0 billion of these containers were delivered through the end of the third quarter.

Utilization. Our average utilization was 99.6% for the quarter ended September 30, 2021, an increase of 3.5% compared to the third quarter of 2020 and an increase of 0.2% from the second quarter of 2021. Our utilization increased rapidly in the second half of 2020 due to a very high volume of container pick-ups and limited drop-off activity. In 2021, utilization has continued to increase, although at a slower pace given the limited amount of available inventory. Our utilization ended the third quarter at 99.6% and currently remains at this level.

The following table summarizes our equipment fleet utilization for the periods indicated below. Utilization is computed by dividing our total units on lease (in CEU) by the total units in our fleet (in CEU) excluding new units not yet leased and off-hire units designated for sale:

	Quarter Ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Average Utilization	99.6%	99.4%	99.1%	98.1%	96.1%
Ending Utilization	99.6%	99.5%	99.3%	98.9%	97.4%

Average lease rates. Average lease rates for our dry container product line increased by 8.6% in the third quarter of 2021 compared to the third quarter of 2020, and increased by 2.9% from the second quarter of 2021. The increase in our average dry container lease rates was primarily driven by the addition of new containers with lease rates well above the average rates in our lease portfolio. New container prices and market lease rates have increased sharply due to the surge in container demand. We expect our average dry container lease rates will continue to increase if container prices and market lease rates remain at their current levels.

Average lease rates for our refrigerated container product line decreased by 4.3% in the third quarter of 2021 compared to the third quarter of 2020. During the second quarter of 2021, we completed a large lease extension transaction for refrigerated containers that lowered the lease rates on expired leases in return for a lease extension covering the remaining useful life of the equipment. We have also been experiencing larger differences in lease rates for older refrigerated containers compared to rates on new equipment, and we expect our average lease rates for refrigerated containers will continue to gradually trend down.

The average lease rates for special containers decreased by 1.1% in the third quarter of 2021 compared to the third quarter of 2020 primarily due to a lease extension transaction for a large number of special containers.

Equipment disposals. Disposal gains continued to be strong through the third quarter of 2021, reflecting very high used container selling prices. Our average used dry container sale price in the third quarter of 2021 increased 163.2% from the third quarter of 2020, and increased 19.1% from the second quarter of 2021. The current worldwide shortage of containers and the large increase in new container prices has resulted in strong demand for used containers and sale prices have continued to push upwards. The benefit of the large increase in used dry container sale prices was partially offset in the third quarter of 2021 by a substantial decrease in disposal volumes. Container drop-off volumes have been very low due to the strong demand and our inventory of used containers for sale has been limited. Our used dry container sales volumes decreased by 78.7% compared to the third quarter of 2020 and by 43.5% compared to the second quarter of 2021.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, and borrowings under our credit facilities. Our principal uses of cash include capital expenditures, debt service, dividends, and share repurchases.

For the trailing twelve months ended September 30, 2021, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment, was $1,485.7 million. In addition, as of September 30, 2021, we had $119.0 million of cash and cash equivalents and $1,820.0 million of maximum borrowing capacity under our current credit facilities.

As of September 30, 2021, our cash commitments in the next twelve months include $474.6 million of scheduled principal payments on our existing debt facilities and $870.4 million of committed but unpaid capital expenditures, primarily for the purchase of equipment.

We believe that cash provided by operating activities, existing cash, proceeds from the sale of our leasing equipment, and availability under our credit facilities will be sufficient to meet our obligations over the next twelve months.

Debt Activity

During the third quarter of 2021, the Company issued $600 million of senior secured corporate notes with a two year maturity at an interest rate of 0.80%. Additionally, the Company prepaid $648.9 million in aggregate principal of its remaining outstanding institutional notes with a weighted average interest rate of 4.9% and paid a related make-whole premium of $43.1 million.

During the second quarter of 2021, the Company issued $1.7 billion of senior secured corporate notes with a range of maturities of 3 - 10 years at a weighted average interest rate of 2.2%. The Company also prepaid $821.0 million in aggregate principal of its outstanding institutional notes with a weighted average interest rate of 4.1% and paid a related make-whole premium of $84.8 million.

During the first quarter of 2021, the Company issued $1.2 billion in ABS notes at a weighted average interest rate of 1.8%. Proceeds from these issuances were primarily used to facilitate additional capital expenditures and prepay existing debt.

Capital Activity

During the three and nine months ended September 30, 2021 the Company paid dividends on preferred shares of $11.3 million and $32.3 million, respectively, and paid dividends on common shares of $38.2 million and $114.5 million, respectively.

During the three and nine months ended September 30, 2021, the Company repurchased a total of 0.4 million common shares at an average price per share of $51.19 for a total cost of $19.4 million under its share repurchase program. On October 20, 2021, the Company announced an increase in its share repurchase program to $200.0 million. Since October 2018, the Company has purchased over 14.5 million shares, or 17.9% of our common shares.

During the three months ended September 30, 2021, the Company completed a public offering of 7,000,000 shares of 5.75% Series E preference shares, which generated $175.0 million of gross proceeds. The estimated costs associated with the offering, inclusive of underwriting discount and other offering expenses, were $6.2 million.

For additional information, please refer to Note 5 - “Other Equity Matters” in the Notes to the Unaudited Consolidated Financial Statements.

Debt Agreements

At September 30, 2021 our outstanding indebtedness was comprised of the following (amounts in millions):

	September 30, 2021	Maximum Borrowing Level
Asset-backed securitization term notes	$3,893.3	$3,893.3
Corporate notes	2,300.0	2,300.0
Term loan facilities	1,023.6	1,518.6
Asset-backed securitization warehouse	320.0	1,125.0
Revolving credit facilities	755.0	1,275.0
Finance lease obligations	15.6	15.6
Total debt outstanding	$8,307.5	$10,127.5
Unamortized debt costs	(62.6)	—
Unamortized debt premiums & discounts	(3.7)	—
Unamortized fair value debt adjustment	—	—
Debt, net of unamortized costs	$8,241.2	$10,127.5

The maximum borrowing levels depicted in the table above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by borrowing bases that limit borrowing capacity to an established percentage of relevant assets. As of September 30, 2021, the availability under these credit facilities without adding additional container assets to the borrowing base was approximately $876.8 million.

As of September 30, 2021, we had a combined $7,245.6 million of total debt with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap contracts, which accounts for 87% of total debt.

Pursuant to the terms of certain debt agreements, we are required to maintain certain amounts in restricted cash accounts. As of September 30, 2021, we had restricted cash of $90.4 million.

For additional information on our debt, please refer to Note 7 - "Debt" in the Notes to the Unaudited Consolidated Financial Statements.

Debt Covenants

We are subject to certain financial covenants related to leverage, interest coverage and net worth as defined in our debt agreements. The debt agreements are the obligations of our subsidiaries and all related debt covenants are calculated at the subsidiary level. Failure to comply with these covenants could result in a default under the related credit agreements and the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors. As of September 30, 2021, we were in compliance with all such covenants.

On October 14, 2021, the Company completed its debt capital structure transition to primarily investment grade unsecured borrowings and as a result, our financial covenants were modified.

Cash Flow

The following table sets forth certain cash flow information for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in) operating activities	$986,919	$682,341
Net cash provided by (used in) investing activities	$(2,626,877)	$(171,789)
Net cash provided by (used in) financing activities	$1,697,331	$(342,781)

Operating Activities

Net cash provided by operating activities increased by $304.6 million to $986.9 million in the nine months ended September 30, 2021 compared to $682.3 million in the same period in 2020. The significant increase was primarily due to an increase in profitability due to strong market conditions. This was further increased due to deferred revenue collections related to leases with uneven payment terms in 2021 and the reduction of cash collateral that was required for certain interest rate swaps in liability positions in the prior year.

Investing Activities

Net cash used in investing activities increased by $2,455.1 million to $2,626.9 million in the nine months ended September 30, 2021 compared to $171.8 million in the same period in 2020. The change was primarily due to a $2,437.5 million increase in leasing equipment purchases to support the strong container demand.

Financing Activities

Net cash provided by financing activities increased by $2,040.1 million to $1,697.3 million in the nine months ended September 30, 2021, compared to net cash used in financing activities of $342.8 million in the same period in 2020. The increase was primarily due to a $1,948.5 million increase in net borrowings to finance the substantial purchase of leasing equipment.

Results of Operations

The following table summarizes our comparative results of operations for the three months ended September 30, 2021 and 2020 (in thousands).

	Three Months Ended September 30,
	2021	2020	Variance
Leasing revenues:
Operating leases	$385,221	$320,352	$64,869
Finance leases	14,970	7,405	7,565
Total leasing revenues	400,191	327,757	72,434

Equipment trading revenues	44,418	26,094	18,324
Equipment trading expenses	(35,255)	(22,225)	(13,030)
Trading margin	9,163	3,869	5,294

Net gain on sale of leasing equipment	25,606	10,737	14,869

Operating expenses:
Depreciation and amortization	163,493	136,248	27,245
Direct operating expenses	5,539	25,992	(20,453)
Administrative expenses	21,426	21,395	31
Provision (reversal) for doubtful accounts	23	(45)	68
Total operating expenses	190,481	183,590	6,891
Operating income (loss)	244,479	158,773	85,706
Other expenses:
Interest and debt expense	54,728	62,776	(8,048)
Debt termination expense	42,660	24,345	18,315
Other (income) expense, net	(453)	(631)	178
Total other expenses	96,935	86,490	10,445
Income (loss) before income taxes	147,544	72,283	75,261
Income tax expense (benefit)	12,812	15,825	(3,013)
Net income (loss)	$134,732	$56,458	$78,274
Less: dividend on preferred shares	11,687	10,512	1,175
Net income (loss) attributable to common shareholders	$123,045	$45,946	$77,099

Comparison of the three months ended September 30, 2021 and 2020

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

	Three Months Ended September 30,
	2021	2020	Variance
Leasing revenues:
Operating leases
Per diem revenues	$377,234	$304,510	$72,724
Fee and ancillary revenues	7,987	15,842	(7,855)
Total operating lease revenues	385,221	320,352	64,869
Finance leases	14,970	7,405	7,565
Total leasing revenues	$400,191	$327,757	$72,434

Total leasing revenues were $400.2 million for the three months ended September 30, 2021, compared to $327.8 million in the same period in 2020, an increase of $72.4 million.

Per diem revenues were $377.2 million for the three months ended September 30, 2021 compared to $304.5 million in the same period in 2020, an increase of $72.7 million. The primary reasons for this increase are as follows:
•$56.1 million increase due to an increase of approximately 1.1 million CEU in the average number of containers on-hire; and
•$15.1 million increase primarily due to an increase in average per diem rates for our dry containers partially offset by a decrease in average per diem rates for our refrigerated and special containers.

Fee and ancillary lease revenues were $8.0 million for the three months ended September 30, 2021 compared to $15.8 million in the same period in 2020, a decrease of $7.8 million, primarily due to lower drop-off activity.

Finance lease revenues were $15.0 million for the three months ended September 30, 2021 compared to $7.4 million in the same period in 2020, an increase of $7.6 million. The increase was primarily due to the addition of $786.5 million of net finance lease receivables since October 2020 partially offset by the runoff of the existing portfolio.

Trading margin.    Trading margin was $9.2 million for the three months ended September 30, 2021 compared to $3.9 million in the same period in 2020, an increase of $5.3 million. The increase was due to an increase in per container selling margins due to a significant increase container selling prices, partially offset by a decrease in container sales volume.

Net gain on sale of leasing equipment.    Gain on sale of equipment was $25.6 million for the three months ended September 30, 2021 compared to $10.7 million in the same period in 2020, an increase of $14.9 million. The increase was primarily due to a 163.2% increase in the average sale price of our used dry containers. This increase was partially offset by a 78.7% decrease in sales volume due to very low container drop-off volumes and our limited inventory of containers available for sale.

Depreciation and amortization.    Depreciation and amortization was $163.5 million for the three months ended September 30, 2021 compared to $136.2 million in the same period in 2020, an increase of $27.3 million. The primary reasons for the increase are as follows:
•$32.9 million increase due to the increased size of our container fleet; partially offset by
•$6.6 million decrease due to an increase in the number of containers that have become fully depreciated.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, store equipment when it is not on lease and reposition equipment from locations with weak leasing demand. Direct operating expenses were $5.5 million for the three months ended September 30, 2021 compared to $26.0 million in the same period in 2020, a decrease of $20.5 million. The primary reasons for the decrease are as follows:
•$10.4 million decrease in storage expense resulting from a decrease in the number of idle units; and
•$9.5 million decrease in repair and handling expense primarily due to lower drop-off activity.

Administrative expenses.    Administrative expenses were $21.4 million for both the three months ended September 30, 2021 and 2020.

Interest and debt expense.    Interest and debt expense was $54.7 million for the three months ended September 30, 2021, compared to $62.8 million in the same period in 2020, a decrease of $8.1 million. The primary reasons for the decrease are as follows:
•$17.5 million decrease due to a decrease in the average effective interest rate to 2.77% from 3.79%; partially offset by
•$9.7 million increase due to an increase in the average debt balance of $1,382.0 million.

Debt termination expense.    Debt termination expense was $42.7 million for the three months ended September 30, 2021 compared to $24.3 million in the same period in 2020, an increase of $18.4 million. During the three months ended September 30, 2021, the Company incurred make-whole and other debt termination costs primarily related to the prepayment of senior secured institutional notes. During the three months ended September 30, 2020, the Company incurred write-offs for unamortized debt and other costs related to the prepayment of ABS notes in September 2020.

Income taxes. Income tax expense was $12.8 million for the three months ended September 30, 2021 compared to $15.8 million in the same period in 2020, a decrease in income tax expense of $3.0 million. The decrease in income tax expense was primarily due to a tax expense related to a U.S. entity to foreign entity intra-company asset sale and provision to return adjustments that were both recorded in the third quarter of 2020 and did not reoccur in 2021. These decreases were partially offset by an increase in income tax expense as a result of an increase in pre-tax income.

Results of Operations

The following table summarizes our comparative results of operations for the nine months ended September 30, 2021 and 2020 (in thousands).

	Nine Months Ended September 30,
	2021	2020	Variance
Leasing revenues:
Operating leases	$1,085,874	$946,579	$139,295
Finance leases	30,844	24,043	6,801
Total leasing revenues	1,116,718	970,622	146,096

Equipment trading revenues	103,546	58,377	45,169
Equipment trading expenses	(75,516)	(50,555)	(24,961)
Trading margin	28,030	7,822	20,208

Net gain on sale of leasing equipment	78,964	19,351	59,613

Operating expenses:
Depreciation and amortization	460,856	402,235	58,621
Direct operating expenses	21,246	78,859	(57,613)
Administrative expenses	65,326	61,092	4,234
Provision (reversal) for doubtful accounts	(2,467)	4,608	(7,075)
Total operating expenses	544,961	546,794	(1,833)
Operating income (loss)	678,751	451,001	227,750
Other expenses:
Interest and debt expense	169,355	198,652	(29,297)
Debt termination expense	132,523	24,376	108,147
Other (income) expense, net	(1,195)	(4,179)	2,984
Total other expenses	300,683	218,849	81,834
Income (loss) before income taxes	378,068	232,152	145,916
Income tax expense (benefit)	38,281	28,070	10,211
Net income (loss)	$339,787	$204,082	$135,705
Less: dividend on preferred shares	32,713	30,850	1,863
Net income (loss) attributable to common shareholders	$307,074	$173,232	$133,842

Comparison of the nine months ended September 30, 2021 and 2020

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

	Nine Months Ended September 30,
	2021	2020	Variance
Leasing revenues:
Operating leases
Per diem revenues	$1,061,763	$897,744	$164,019
Fee and ancillary revenues	24,111	48,835	(24,724)
Total operating lease revenues	1,085,874	946,579	139,295
Finance leases	30,844	24,043	6,801
Total leasing revenues	$1,116,718	$970,622	$146,096

Total leasing revenues were $1,116.7 million for the nine months ended September 30, 2021, compared to $970.6 million, in the same period in 2020, an increase of $146.1 million.

Per diem revenues were $1,061.8 million for the nine months ended September 30, 2021 compared to $897.7 million in the same period in 2020, an increase of $164.1 million. The primary reasons for this increase are as follows:
•$138.7 million increase due to an increase of approximately 1.0 million CEU in the average number of containers on-hire; and
•$20.9 million increase primarily due to an increase in average per diem rates for our dry containers partially offset by a decrease in average per diem rates for our refrigerated and special containers.

Fee and ancillary lease revenues were $24.1 million for the nine months ended September 30, 2021 compared to $48.8 million in the same period in 2020, a decrease of $24.7 million, primarily due to lower drop-off activity.

Finance lease revenues were $30.8 million for the nine months ended September 30, 2021 compared to $24.0 million in the same period in 2020, an increase of $6.8 million. This increase is primarily due to the addition of $786.5 million of net finance lease receivable since October 2020 offset by the runoff of the existing portfolio.

Trading margin.    Trading margin was $28.0 million for the nine months ended September 30, 2021 compared to $7.8 million in the same period in 2020, an increase of $20.2 million. The increase was due to an increase in per container selling margins due to a significant increase in container selling prices, partially offset by a decrease in container sales volume.

Net gain (loss) on sale of leasing equipment.    Gain on sale of equipment was $79.0 million for the nine months ended September 30, 2021 compared to $19.4 million in the same period in 2020, an increase of $59.6 million. The increase was primarily due to a 121.6% increase in the average sale price of our used dry containers, partially offset by a 59.4% decrease in sales volume due to very low container drop-off volumes and our limited inventory of containers available for sale.

Depreciation and amortization.    Depreciation and amortization was $460.9 million for the nine months ended September 30, 2021 compared to $402.2 million in the same period in 2020, an increase of $58.7 million. The primary reasons for the increase are as follows:
•$79.7 million increase due to the increased size of our container fleet; partially offset by
•$21.6 million decrease due to an increase in the number of containers that have become fully depreciated.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, store equipment when it is not on lease and reposition equipment from locations with weak leasing demand. Direct operating expenses were $21.2 million for the nine months ended September 30, 2021 compared to $78.9 million in the same period in 2020, a decrease of $57.7 million. The primary reasons for the decrease are as follows:
•$32.8 million decrease in storage expense resulting from a decrease in the number of idle units; and
•$24.8 million decrease in repair, handling and repositioning expense primarily due to lower drop-off activity.

Administrative expenses.    Administrative expenses were $65.3 million for the nine months ended September 30, 2021 compared to $61.1 million in the same period in 2020, an increase of $4.2 million. The primary reasons for this increase are as follows:
•$2.5 million increase due to higher compensation costs; and
•$1.5 million increase due to an increase in annual incentive expense.

Provision (reversal) for doubtful accounts.    There was a reversal for doubtful accounts of $2.5 million for the nine months ended September 30, 2021 compared to a provision of $4.6 million in the same period in 2020, a change of $7.1 million. We reversed reserves in the first quarter of 2021 which were recorded in the first quarter of last year against a mid-sized customer's receivable.

Interest and debt expense.    Interest and debt expense was $169.4 million for the nine months ended September 30, 2021, compared to $198.7 million in the same period in 2020, a decrease of $29.3 million. The primary reasons for the decrease are as follows:
•$45.9 million decrease due to a decrease in the average effective interest rate to 3.08% from 3.97%; partially offset by
•$17.2 million increase due to an increase in the average debt balance of $739.7 million.

Debt termination expense.    Debt termination expense was $132.5 million for the nine months ended September 30, 2021 compared to $24.4 million in the same period in 2020, an increase of $108.1 million. During the nine months ended September 30, 2020, the Company incurred make-whole and other debt termination costs primarily related to the prepayment of senior secured institutional notes. During the nine months ended September 30, 2020, the Company incurred write-offs for unamortized debt and other costs related to the prepayment of ABS notes.

Income taxes. Income tax expense was $38.3 million for the nine months ended September 30, 2021 compared to $28.1 million in the same period in 2020, an increase in income tax expense of $10.2 million. The increase in income tax expense was primarily the result of an increase in pre-tax income, partially offset by an $8.6 million tax expense related to a U.S. entity to foreign entity intra-company asset sale recorded in third quarter of 2020 that did not reoccur in 2021.

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

The following table summarizes our contractual obligations and commercial commitments as of September 30, 2021 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Contractual Obligations by Period
Contractual Obligations:	Total	Remaining 2021	2022	2023	2024	2025	2026 and thereafter
	(dollars in millions)
Principal debt obligations	$8,291.9	$114.7	$459.0	$1,228.4	$2,136.5	$400.4	$3,952.9
Interest on debt obligations(1)	966.5	56.4	187.6	174.9	139.7	113.7	294.2
Finance lease obligations(2)	16.0	0.8	15.2	—	—	—	—
Operating leases (mainly facilities)	6.9	0.9	3.5	2.1	0.4	—	—
Purchase obligations:
Equipment purchases payable	406.5	406.5	—	—	—	—	—
Equipment purchase commitments	463.9	463.9	—	—	—	—	—
Total contractual obligations	$10,151.7	$1,043.2	$665.3	$1,405.4	$2,276.6	$514.1	$4,247.1
(1)Amounts include actual interest for fixed debt, estimated interest for floating-rate debt and interest rate swaps which are in a payable position based on September 30, 2021 rates.
(2)Amounts include interest.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

As of September 30, 2021, we had derivative agreements in place to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Derivatives	Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Cap Rate	Weighted Average Remaining Term
Interest Rate Swap(1)	$1,654.1 Million	2.02%	n/a	4.4 years
Interest Rate Cap	$400.0 Million	n/a	5.5%	2.2 years
(1)     The impact of forward starting swaps with total notional amount of $650.0 million will increase the weighted average remaining term to 7.2 years.

Our derivative agreements are designated as cash flow hedges for accounting purposes. Any unrealized gains or losses related to the changes in fair value are recognized in accumulated other comprehensive income and reclassified to interest and debt expense as they are realized. As of September 30, 2021, we do not have any material non-designated derivatives. Prior to the third quarter of 2020, a portion of our swap portfolio was not designated and unrealized and realized gains or losses related to changes in the fair value of these agreements were reported in the consolidated statements of operations as other (income) expense, net.

Approximately 87% of our debt is either fixed or hedged using derivative instruments which helps mitigate the impact of changes in short-term interest rates. A 100 basis point increase in the interest rates on our unhedged debt (primarily LIBOR) would result in an increase of approximately $7.7 million in interest expense over the next 12 months.

Foreign currency exchange rate risk

Although we have significant foreign-based operations, the majority of our revenues and our operating expenses are denominated in U.S. dollars. However, we pay our non-U.S. employees in local currencies and certain operating expenses are denominated in foreign currencies. Net foreign currency exchange gains and losses were immaterial for the three and nine months ended September 30, 2021 and 2020.

ITEM 4.    CONTROLS AND PROCEDURES.

Our senior management has evaluated the effectiveness and design of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e)), as of September 30, 2021. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded, as of September 30, 2021, that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2021, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Share Repurchase Program

The following table provides certain information with respect to the Company's purchases of its common shares during the three months ended September 30, 2021:

	Issuer Purchases of Common Shares(1)
Period	Total number of shares purchased(2)	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)
July 1, 2021 through July 31, 2021	—	$—	$102,089
August 1, 2021 through August 31, 2021	—	$—	$102,089
September 1, 2021 through September 30, 2021	378,765	$51.19	$82,693
Total	378,765	$51.19	$82,693
(1)On October 20, 2021, the Company's Board of Directors increased the share repurchase authorization to $200.0 million. The revised authorization may be used by the Company to repurchase common or preferred shares.
(2)This column represents the total number of shares purchased and the total number of shares purchased as part of publicly announced plans.

ITEM 6.    EXHIBITS.

Exhibit Number	Exhibit Description
10.1*	Eleventh Restated and Amended Credit Agreement, dated as of October 14, 2021, by and among Triton Container International Limited and TAL International Container Corporation, as Borrowers, Triton International Limited, as Guarantor, various lenders, and Bank of America, N.A., as Administrative Agent and an Issuer, and other parties thereto.
10.2*	Amended and Restated Term Loan Agreement, dated as of October 14, 2021, by and among Triton Container International Limited and TAL International Container Corporation, as Borrowers, Triton International Limited, as Guarantor, various lenders, and PNC Bank, National Association, as a lender and Administrative Agent
31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Instance Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Inline XBRL Data (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________________________________________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRITON INTERNATIONAL LIMITED

October 26, 2021	By:	/s/ JOHN BURNS
John Burns
Chief Financial Officer