Form 10-K
period 2021-12-31
Triton International Ltd
filed 2022-02-15
CIK 1660734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2021
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of voting common shares held by non-affiliates as of June 30, 2021 was approximately $2,508.0 million. As of February 11, 2022, there were 65,262,183 common shares, $0.01 par value, of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part of Form 10-K	Document Incorporated by Reference
Part III, Items 10, 11, 12, 13, and 14	Portion of the Registrant's proxy statement to be filed in connection with the Annual Meeting of Shareholders of the Registrant to be held on April 26, 2022.

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
•our customers' decisions to buy rather than lease containers;
•our dependence on a limited number of customers and suppliers;
•customer defaults;
•decreases in the selling prices of used containers;
•extensive competition in the container leasing industry;
•difficulties stemming from the international nature of our businesses;
•decreases in demand for international trade;
•disruption to our operations resulting from the political and economic policies of the United States and other countries, particularly China, including but not limited to, the impact of trade wars, duties and tariffs;
•disruption to our operations from failures of, or attacks on, our information technology systems;
•disruption to our operations as a result of natural disasters;
•compliance with laws and regulations related to economic and trade sanctions, security, anti-terrorism, environmental protection and corruption;
•the availability and cost of capital;
•restrictions imposed by the terms of our debt agreements;
•changes in tax laws in Bermuda, the United States and other countries; and
•other risks and uncertainties, including those listed under the caption "Risk Factors."

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

Our operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of December 31, 2021, our total fleet consisted of 4.3 million containers and chassis, representing 7.3 million twenty-foot equivalent units ("TEU") or 8.0 million cost equivalent units ("CEU"). We have an extensive global presence offering leasing services through a worldwide network of local offices and utilize third-party container depots spread across 46 countries to provide customers global access to our container fleet. Our primary customers include the world's largest container shipping lines. Our global field operations include sales, operations, equipment resale, and logistics services. Our registered office is located in Bermuda.

The most important driver of our profitability is the extent to which leasing revenues, which are driven by our owned equipment fleet size, utilization and average rental rates, exceed our ownership and operating costs. Our profitability is also driven by the gains or losses we realize on the sale of used containers and the margins generated from trading new and used containers.

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

Over the last thirty years, containerized trade has grown at a rate greater than that of general worldwide economic growth. According to Clarkson Research Studies, worldwide containerized cargo volume increased at a compound annual growth rate ("CAGR") of 7.7% from 1991 to 2021. We believe that this high historical growth was due to several factors, including the shift in global manufacturing capacity to lower labor cost areas such as China, the continued integration of developing high growth economies into global trade patterns and the continued conversion of cargo from bulk shipping into containers. However, worldwide containerized cargo volume growth has been more in line with global economic growth over the last 10 years, averaging 4.2% per year from 2011 to 2021. In 2021, worldwide cargo volumes are estimated to have increased 6.6% in-line with worldwide economic growth.

Container leasing companies maintain inventories of new and used containers in a wide range of worldwide locations and supply these containers primarily to shipping line customers under a variety of short and long-term lease structures. Based on container fleet information reported by Drewry Maritime Research, we estimate that container lessors owned approximately 24.7 million TEU, or approximately 52% of the total worldwide container fleet of 48.0 million TEU, as of the end of 2021.

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

We categorize our operating leases as either long-term leases or service leases. Some leases have contractual terms that have features reflective of both long-term and service leases. We classify such leases as either long-term or service leases, depending upon which features we believe are predominant. Long-term leases typically have initial contractual terms ranging from five to eight or more years. However, in 2021 the exceptionally high new container price environment led to a much higher average lease duration for containers purchased and leased out during the year, reflecting the desire of Triton and our customers to spread the higher container costs over a longer period. Our long-term leases require our customers to maintain specific units on-hire for the duration of the lease term, and they provide us with predictable recurring cash flow.

We also have expired long-term leases whose fixed terms have ended but for which the related units remain on-hire and for which we continue to receive rental payments pursuant to the terms of the initial contract.

Service leases allow our customers to pick-up and drop-off equipment during the term of the lease, subject to contractual limitations. Service leases provide the customer with a higher level of flexibility than long-term leases and, as a result, typically carry a higher per diem rate. The terms of our service leases can range from 12 months to five years, though because equipment can be returned during the term of a service lease and since service leases are generally renewed or modified and extended upon expiration, lease term does not dictate expected on-hire time for our equipment on service leases. As of December 31, 2021, this equipment has been on-hire for an average of 37 months.

  Finance Leases.    Finance leases provide our customers with an alternative method to finance their equipment acquisitions. Finance leases are generally structured for specific quantities of equipment, generally require the customer to keep the equipment on-hire for its remaining useful life, and typically provide the customer with a purchase option at the end of the lease term.

The following table provides a summary of our equipment lease portfolio by lease type, based on CEU and net book value, as of December 31, 2021:

	By CEU	By Net Book Value
Lease Portfolio	December 31, 2021	December 31, 2021
Long-term leases	72.4%	73.6%
Finance leases	8.0	13.8
Subtotal	80.4	87.4
Service leases	5.0	3.5
Expired long-term leases, non-sale age (units on hire)	8.4	6.2
Expired long-term leases, sale-age (units on hire)	6.2	2.9
Total	100.0%	100.0%

Due to our aggressive fleet investment in 2021 and the high cost of these new containers, we placed the vast majority of this equipment on long-term operating and finance leases with an average initial duration of 13 years. We have presented the above table by net book value, in addition to CEU, to better reflect the impact of these dynamics on our lease portfolio.

As of December 31, 2021, our long-term and finance leases combined had a weighted average remaining contractual term by CEU and net book value of approximately 61 months and 78 months, respectively, assuming no leases are renewed. However, we believe that many of our customers will renew operating leases for equipment that is less than sale age at the expiration of the lease. In addition, our equipment on operating leases typically remains on-hire at the contractual per diem rate for an additional six to twelve months beyond the end of the contractual lease term due to monthly drop-off volume limitations and the logistical requirements in our leases that require our customers to return the containers and chassis to specific drop-off locations.

Logistics Management, Re-leasing, Depot Management and Equipment Disposals

We believe that managing the period after our equipment's first lease is the most important aspect of our business. Successful management of this period requires disciplined logistics management, extensive re-lease capability, careful cost control and effective sales of used equipment.

Logistics Management.    Since the late 1990s, the shipping industry has been characterized by large regional trade imbalances, with loaded containers generally flowing from export-oriented economies in Asia to North America and Western Europe. Because of these trade imbalances, shipping lines have an incentive to return leased containers in North America and Europe to reduce the cost of empty container backhaul. Triton attempts to mitigate the risk of these unbalanced trade flows by maintaining a large portion of our fleet on long-term and finance leases and by contractually restricting the ability of our customers to return containers outside of Asian demand locations.

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

Depot Management.    As of December 31, 2021, we managed our equipment fleet through approximately 400 third-party owned and operated depot facilities located in 46 countries. Depot facilities are generally responsible for repairing our containers and chassis when they are returned by lessees and for storing the equipment while it is off-hire. We have a global operations group that is responsible for managing our depot contracts and they also regularly visit the depot facilities to conduct inventory and repair audits. We also supplement our internal operations group with the use of independent inspection agents.

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

Equipment Trading.    We also buy and sell new and used containers and chassis acquired from third parties. We typically purchase our equipment trading fleet from container manufacturers, our shipping line customers or other sellers of used or new equipment. Trading margins are dependent on the volume of units purchased and resold, selling prices, costs paid for equipment sold and selling and administrative costs.

Locations

We have an extensive global presence, offering leasing services through 20 offices and 3 independent agencies located in 16 countries. Our extensive third-party depot network allows us to offer leasing and/or sales services in approximately 300 locations globally.

Customers

Our customers are mainly international shipping lines, though we also lease containers to freight forwarding companies and manufacturers. We believe that we have strong, long-standing relationships with our largest customers, most of whom we have done business with for more than 30 years. Our twenty largest customers account for 86% of our lease billings. The shipping industry has been consolidating for a number of years, and further consolidation could increase the portion of our revenues that come from our largest customers. Our five largest customers accounted for 60% of our lease billings, and our three largest customers accounted for 21%, 16% and 10% of our lease billings, respectively, in 2021. A default by one of our major customers could have a material adverse impact on our business, financial condition and future prospects.

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

Competition

We compete with at least five other major intermodal equipment leasing companies in addition to many smaller lessors, manufacturers of intermodal equipment, and companies offering finance leases as distinct from operating leases. It is common for our customers to utilize several leasing companies to meet their equipment needs.

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

While we are forced to compete aggressively on price, we attempt to emphasize our supply reliability and high level of customer service to our customers. We invest heavily to ensure adequate equipment availability in high demand locations, dedicate large portions of our organization to building customer relationships and maintaining close day-to-day coordination with customers' operating staffs, and have developed self-service systems that allow our customers to transact with us through the Internet.

Suppliers

 We have long-standing relationships with all of our major suppliers. We purchase most of our equipment from third-party manufacturers based in China. There are four large manufacturers of dry containers and four large manufacturers of refrigerated containers, though for both dry containers and refrigerated containers, we estimate that the four largest manufacturers account for more than 90% of global production volume. Our procurement and engineering staff reviews the designs for our containers and periodically audits the production facilities of our suppliers. In addition, we use our procurement and engineering group and third-party inspectors to visit factories when our containers are being produced to provide an extra layer of quality control. Nevertheless, defects in our containers sometimes occur. We work with the manufacturers to correct these defects, and our manufacturers have generally honored their warranty obligations in such cases.

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

Human Capital Management

We seek to attract, retain, and develop the best talent available in order to drive our continued success and achieve our business goals. Our workforce as of December 31, 2021 was comprised of approximately 237 employees located in 20 offices and 13 countries. We are not a party to any collective bargaining agreements. Our workforce was relatively flat in 2021 compared to 2020. Voluntary workforce turnover for the year was 5%.

Our approach to human capital management is underpinned by our corporate culture, which seeks to foster an inclusive and respectful work environment where employees are empowered at all levels to implement new ideas to better serve our global customer base and continuously improve our processes and operations. This culture is supported by a flat organizational structure that enables speed of decision making and execution; compensation programs that emphasize Company-wide common shared objectives; a diverse, international team that mirrors our local communities and customer base; robust training and development opportunities; and resources for employees to seek guidance and raise concerns when needed. We believe the combination of competitive compensation and benefits, career growth and development opportunities and our strong corporate culture promote increased employee tenure and reduced voluntary turnover. As of December 31, 2021, our average employee tenure was 14 years for all employees and 21 years for leadership (defined as vice president level and above). In 2021, 40% of open positions were filled with internal candidates.

As of December 31, 2021, our global workforce was approximately 60% male and 40% female. Approximately 40% of our workforce is located outside the United States, and in the U.S., approximately 30% of our workforce was comprised of racial and ethnic minorities. Triton is committed to diversity and inclusion across our Company, and we have a number of programs and initiatives in place aimed at further promoting diversity and inclusion in our organization.

In 2021, the COVID-19 pandemic had a significant impact on our human capital management. A majority of our workforce continued to work remotely for most of the year, and we instituted reduced office capacity and staggered shifts, upgraded cleaning practices, social distancing requirements and other safety measures and procedures for those employees who worked at our office locations during this time.

For additional information, please see the section titled “Human Capital Management, Talent Development and Succession Planning” in our Proxy Statement.

Environmental and Other Regulation

We face a number of environmental concerns, including potential liability due to accidental discharge from our containers, potential equipment obsolescence or retrofitting expenses due to changes in environmental regulations, and increased risk of container performance problems due to container design changes driven by environmental factors. These risks are particularly significant for our refrigerated container product line, as environmental regulations have targeted the global warming potential of chemical refrigerants and the blowing agent historically used in the insulation for refrigerated containers. Refrigerated container manufacturers have also changed the treatment process for the steel frame of refrigerated containers in a way that may lead to increased corrosion. Additional information on environmental and equipment performance risks is located in the Risk Factors section.

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

Our operations are also subject to regulations promulgated in various countries, including the United States, seeking to protect the integrity of international commerce and prevent the use of equipment for international terrorism or other illicit activities. As these regulations develop and change, we may incur increased compliance costs due to the acquisition of new, compliant equipment and/or the adaptation of existing equipment to meet new requirements imposed by such regulations. In addition, violations of these rules and regulations can result in substantial fines and penalties, including potential limitations on operations or forfeitures of assets. We may also be affected by legal or regulatory responses to supply chain disruptions that have occurred as a result of the COVID-19 pandemic.

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

Information about our Executive Officers

Name	Age	Current Position	Position Held Since
Brian M. Sondey	54	Chairman, Chief Executive Officer	2016
John Burns	61	Senior Vice President and Chief Financial Officer	2016
Carla Heiss	52	Senior Vice President, General Counsel and Secretary	2019
John F. O'Callaghan	61	Executive Vice President and Global Head of Marketing & Operations	2016
Kevin Valentine	56	Senior Vice President, Triton Container Sales	2016

Brian M. Sondey is our Chairman and Chief Executive Officer. Upon the closing of the merger of Triton Container International Limited ("TCIL") and TAL International Group, Inc. ("TAL") in July 2016, Mr. Sondey, who had served as Chairman, President and Chief Executive Officer of TAL since 2004, became Chairman and Chief Executive Officer of Triton. Mr. Sondey joined TAL’s former parent, Transamerica Corporation, in April 1996 as Director of Corporate Development. He then joined TAL International Container Corporation in November 1998 as Senior Vice President of Business Development. In September 1999, Mr. Sondey became President of TAL International Container Corporation. Prior to his work with Transamerica Corporation and TAL International Container Corporation, Mr. Sondey worked as a Management Consultant at the Boston Consulting Group and as a Mergers & Acquisitions Associate at J.P. Morgan. Mr. Sondey holds an MBA from The Stanford Graduate School of Business and a BA degree in Economics from Amherst College.

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

ITEM 1A. RISK FACTORS

Risks Related to the COVID-19 Pandemic

Our business, results of operations and financial condition could be materially adversely affected by a resurgence of the COVID-19 pandemic.

The initial outbreak of COVID-19 and the resulting imposition of work, social and travel restrictions, as well as other actions by government authorities to contain the outbreak, led to a significant decrease in global economic activity and global trade in the first half of 2020. During this time, we faced reduced container demand, decreasing utilization, market leasing rates and used container sale prices, and decreasing profitability. We also had increased concerns about customer credit risk. These market pressures eased and our performance recovered in the second half of 2020 as economic and social restrictions were lifted and global trade rebounded. However, many countries are seeing high levels of COVID-19 cases and there continues to be an elevated degree of risk and uncertainty with respect to the trajectory of the pandemic. Market conditions and our financial performance could be negatively impacted in the future by a resurgence of the pandemic.

Unique dynamics related to the COVID-19 pandemic supported very strong market conditions and our financial performance in 2021. We expect these dynamics will eventually fade.

While the outbreak of COVID-19 and imposition of economic and social restrictions had a negative impact on global trade and container demand in the first part of 2020, COVID-19 had a strongly positive impact on our market conditions beginning in the second half of 2020 and continuing through 2021. Once initial lockdown pressures eased, global goods consumption was boosted by a shift in consumer spending from services and experiences to goods, which drove a strong rebound in global trade volumes and container demand. In addition, the cycle time for containers was negatively impacted by a variety of supply chain challenges related to COVID-19, including reduced port productivity, a shortage of trucking capacity and warehouse staffing challenges. The slower velocity for containers created incremental container demand. In 2021, this strong demand for containers led to very high utilization for our container fleet, record prices for new and used containers, and very high market leasing rates. However, we anticipate that trade growth will normalize as consumers shift more spending back to services and experiences and as supply chain bottlenecks are addressed. While the timing is uncertain, we expect normalizing conditions will cause container prices, market lease rates and our key operating metrics to trend down toward historically-normal levels.

Risks Related to Our Business and Industry

The international nature of our business exposes us to numerous risks.

We are subject to numerous risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. Several of these risks are discussed in more detail throughout this Risk Factors section. Additional risks of international operations include, but are not limited to:

•the imposition of tariffs or other trade barriers;
•difficulties with enforcement of lessees' obligations across various jurisdictions;
•changes in governmental policy or regulation affecting our business and industry, including as a result of the political relationship between the U.S. and other countries;
•restrictions on the transfer of funds into or out of countries in which we operate;
•political and social unrest or instability;
•nationalization of foreign assets;
•military conflicts;
•government protectionism;
•health or similar issues, including epidemics and pandemics such as the COVID-19 pandemic; and
•labor or other disruptions at key ports or at manufacturing facilities of our suppliers.

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

Substantial supply chain bottlenecks and other logistical constraints such as the ones experienced in 2021 could lead to increased government regulation which may negatively impact container flows and container demand, as well as lead to higher costs of conducting business globally. Any one or more of these or other factors could adversely affect our current or future international operations and business.

Container leasing demand can be negatively affected by decreases in global trade due to global and regional economic downturns.

Overall demand for containers depends largely on the rate of world trade and economic growth. A significant downturn in global economic growth or recessionary conditions in major geographic regions can negatively affect container demand and lessors' decisions to lease containers. During economic downturns and periods of reduced trade, shipping lines tend to use and lease fewer containers, or lease containers only at reduced rates, and tend to rely more on their own fleets to satisfy a greater percentage of their requirements. As a result, during periods of weak global economic activity or reduced trade, container lessors typically experience decreased leasing demand, decreased equipment utilization, lower average rental rates, decreased leasing revenue, decreased used container resale prices and significantly decreased profitability. These effects can be and have been severe.

Increased tariffs or other trade actions could adversely affect our business, financial condition and results of operations.

The international nature of our business and the container shipping industry exposes us to risks relating to the imposition of import and export duties, quotas and tariffs. These risks have increased recently as the United States and other countries have adopted protectionist trade policies and as companies look to on-shoring or near-shoring their production to address material and parts shortages and/or increased costs due to these actions. Trade growth and demand for leased containers decreased significantly from 2018 to 2019 due to a trade dispute between the U.S. and China that led to both countries imposing tariffs on imported goods from the other. While the United States and China agreed in January 2020 to limit further actions, tariffs and other trade barriers remain historically high and key areas of difference remain unresolved and tensions have remained elevated. Given the importance of the United States and China in the global economy, continued tensions between these countries could significantly reduce the volume of goods traded internationally and reduce the rate of global economic growth. Increased trade barriers and the risk of further disruptions is also motivating some manufacturers and retailers to reduce their reliance on overseas production and could reduce the long-term growth rate for international trade, leading to decreased demand for leased containers, lower new container prices, decreased market leasing rates and lower used container disposal prices. These impacts could have a materially adverse effect on our business, profitability and cash flows.

We face extensive competition in the container leasing industry.

The container leasing and sales business is highly competitive. We compete with five other major leasing companies, many smaller container lessors, equipment financing companies, and manufacturers of container equipment, who sometimes lease and finance containers directly with our shipping line customers. Some of these competitors may have greater financial resources and access to capital than us and may have lower investment return expectations. Additionally, some of these competitors may, at times, accumulate a high volume of underutilized inventories of containers, which could lead to significant downward pressure on lease rates and margins. As market conditions evolve, we may see new competition entering the market.

Competition among container leasing companies involves many factors, including, among others, lease rates, lease terms (including lease duration, and drop-off and repair provisions), customer service, and the location, availability, quality and individual characteristics of equipment. In addition, new technologies and the expansion of existing technologies, such as digitalization and expanded online services, may increase competitive pressures in our industry. The highly competitive nature of our industry may reduce our lease rates and margins and undermine our ability to maintain our current level of container utilization or achieve our growth plans.

Our customers may decide to lease fewer containers. Should shipping lines decide to buy a larger percentage of the containers they operate, our utilization rate and level of investment would decrease, resulting in decreased leasing revenues, increased storage costs, increased repositioning costs and lower growth.

We, like other suppliers of leased containers, are dependent upon decisions by shipping lines to lease rather than buy their container equipment. Shipping lines were exceptionally profitable in 2021, which could lead to increased investment in their container fleets. Should shipping lines decide to buy a larger percentage of the containers they operate, our utilization rate would decrease, resulting in decreased leasing revenues, increased storage costs and increased repositioning costs. A decrease in the portion of leased containers operated by shipping lines would also reduce our investment opportunities and significantly constrain our growth. Most of the factors affecting the lease versus buy decisions of our customers are outside of our control.

Market leasing rates may decrease due to a decrease in new container prices, weak leasing demand, increased competition or other factors.

Market leasing rates have historically varied widely and changed suddenly. Market leasing rates are typically a function of, among other things, new equipment prices (which are heavily influenced by steel prices), interest rates, the type and length of the lease, the equipment supply and demand balance at a particular time and location, and other factors described in this “Risk Factors” section.

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

In addition, when lessees default, we may fail to recover all of our equipment, and the equipment we do recover may be returned in damaged condition or to locations where we may not be able to efficiently re-lease or sell the equipment. As a result, we may have to repair our equipment and reposition it to other locations and we may lose lease revenues and incur significant operating expenses. We also often incur extra costs when repossessing containers from a defaulting lessee. These costs typically arise when our lessee has also defaulted on payments owed to container terminals or depot facilities where the repossessed containers are located. In such cases, the terminal or depot facility may delay or bar us from taking possession of our containers or sometimes seek to have us repay a portion of the lessee's unpaid bills as a condition to releasing the containers back to us.

While the container shipping industry experienced improved profitability in 2020 and 2021, the industry has generally been characterized by excess vessel capacity and weak financial performance. A number of our customers generated significant financial losses in the years prior to 2021. In addition, the potential impact of a customer default has increased due to the large volume of high-priced containers purchased and leased out in 2021. If a customer defaults in the future and new equipment prices and market lease rates have returned to historical long-term averages, the impact of such a default would likely be greater than our historical experience. In addition, following the bankruptcy of Hanjin Shipping Co. Ltd. in 2016, it has become more difficult and expensive to obtain credit insurance in our industry and we have chosen not to purchase credit insurance policies. As a result, a major customer default could have a significant adverse impact on our business, financial condition and cash flows.

Our customer base is highly concentrated. A default by or significant reduction in leasing business from any of our large customers could have a material adverse impact on our business and financial performance.

Our five largest customers represented approximately 60% of our lease billings in 2021. Our single largest customer, CMA CGM S.A., represented approximately 21% of lease billings in 2021, our second largest customer Mediterranean Shipping Company S.A., represented approximately 16% of lease billings in 2021, and our third largest customer, Ocean Network Express, represented approximately 10% of lease billings in 2021. Furthermore, the shipping industry has been consolidating for a number of years, and further consolidation could increase the portion of our revenues that come from our largest customers. Given the high concentration of our customer base, a default by or a significant reduction in future lease transactions with any of our major customers could materially reduce our leasing revenues, profitability, liquidity and growth prospects.

We purchase containers from a small number of container manufacturers primarily based in China, potentially limiting our ability to maintain an adequate supply of containers and increasing our risk of negative outcomes from any manufacturing disputes.

The vast majority of intermodal containers are currently manufactured in China, and we currently purchase substantially all of our dry, refrigerated, special, and tank containers from third-party manufacturers based there. In addition, the container manufacturing industry in China is highly concentrated. In the event that it were to become more difficult or more expensive for us to procure containers in China because of further consolidation among container suppliers, reduced production by our suppliers, increased tariffs imposed by the United States or other governments or for any other reason, we may be unable to fully pass these increased costs through to our customers in the form of higher lease rates and we may not be able to adequately invest in and grow our container fleet.

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

These changes have not yet proven their durability over the typical 12 to 15 year life of a container in a marine environment. In addition, due to increased container demand in 2021, manufacturers significantly accelerated their rate of production in order to keep pace with demand. The impact of these and future changes in manufacturing processes or materials on the quality and durability of our equipment is uncertain and may result in increased costs to maintain or a significant reduction in the useful life of the equipment.

Used container sales prices are volatile and sale prices can fall below our accounting residual values, leading to losses on the disposal of our equipment.

Although our revenues primarily depend upon equipment leasing, our profitability is also affected by the gains or losses we realize on the sale of used containers because, in the ordinary course of our business, we sell certain containers when they are returned by customers upon lease expiration. The volatility of the selling prices and gains or losses from the disposal of such equipment can be significant. Used container selling prices, which can vary substantially, depend upon, among other factors, the cost of new containers, the global supply and demand balance for containers generally, the location of the containers, the supply and demand balance for used containers at a particular location, the physical condition of the container and related refurbishment needs, materials and labor costs and obsolescence of certain equipment or technology. Most of these factors are outside of our control.

Containers are typically sold if it is in our best interest to do so after taking into consideration local and global leasing and sale market conditions and the age, location and physical condition of the container. As these considerations vary, gains or losses on sale of equipment will also fluctuate and may be significant if we sell large quantities of containers.

Used container selling prices and the gains or losses that we have recognized from selling used containers have varied widely. In 2015 and 2016, used container prices dropped to levels below our estimated residual values, resulting in significant losses on sale of leasing equipment. Used container sale prices rebounded significantly in 2017 and 2018, declined in 2019, and again rebounded significantly beginning in the second half of 2020 and continuing throughout 2021. If disposal prices were to fall back below our residual values for an extended period, it would have a significantly negative impact on our profitability and cash flows.

Equipment trading results have been highly volatile and are subject to many factors outside of our control.

The profitability of our equipment trading activities has varied widely. Our ability to sustain a high level of equipment trading profitability will require securing large volumes of additional trading equipment and continuing to achieve high selling margins. Several factors could limit our trading volumes. Shipping lines that have sold containers to us could develop other means for disposing of their equipment or develop their own sales networks. In addition, we may limit our purchases if we have concerns that used container selling prices might decrease. Our equipment trading results would also be negatively impacted by a reduction in our selling margins by increased competition for purchasing trading containers or by decreased sales prices. If sales prices rapidly deteriorate and we hold a large inventory of equipment that was purchased when prices for equipment were higher, we may incur significant losses.

A number of key personnel are critical to the success of our business.

We have senior executives and other management level employees with extensive industry experience. We rely on this knowledge and experience in our strategic planning and in our day-to-day business operations. Our success depends in large part upon our ability to retain our senior management, the loss of one or more of whom could have a material adverse effect on our business. Our success also depends on our ability to retain our experienced sales team and technical personnel, as well as to recruit new skilled sales, marketing and technical and other support personnel. Competition for experienced managers in our industry can be intense. If we fail to retain and recruit the necessary personnel, our business and our ability to retain customers and provide acceptable levels of customer service could suffer.

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

Severe weather, climate change, international hostilities, terrorist attacks or other catastrophic events could negatively impact our operations and profitability and may expose us to liability.

Catastrophic natural events such as hurricanes, earthquakes, or fires, or other events, such as chemical explosions or other industrial accidents could lead to extensive damage to our equipment, significant disruptions to trade and reduced demand for containers. In addition, climate change could worsen some of these risks and lead to economic instability and extensive disruptions to world trade. These events could also impact the profitability of our customers and lead to higher credit risk. The incidence, severity and consequences of any of these events are unpredictable.

Military conflicts or other serious international disputes could also significantly impact our business. International conflicts often lead to economic sanctions and decreased trade activity and military conflicts often involve the blockade of ports. A serious conflict involving major global trading partners could have a material impact on global trade, the demand for containers, our profitability and our customers’ ability to honor their lease obligations.

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

We use substantial amounts of debt to fund our operations, particularly our purchase of equipment. As of December 31, 2021, we had outstanding indebtedness of approximately $8,562.5 million under our debt facilities. Total interest and debt expense for the year ended December 31, 2021 was $222.0 million.

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

During difficult market environments, lenders to the container leasing industry may become more cautious, decreasing our sources of available debt financing and increasing our borrowing costs. In addition, we are the largest container leasing exposure for many of our lenders, and the amount of incremental loans available from our existing lenders may become constrained due to single-name credit limitations. If we cannot refinance our indebtedness, we may have to take actions such as selling assets, seeking equity capital or reducing or delaying future capital expenditures or other business investments, which could have a material adverse impact on our growth rate, profitability, share price and cash flows. Such actions, if necessary, may not be effected on commercially reasonable terms.

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

These restrictions could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities. In addition, certain agreements governing our indebtedness contain financial maintenance covenants that require us to satisfy certain ratios such as maximum leverage and minimum interest coverage. A breach of any of the above restrictions or financial covenants could result in an event of default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness to be immediately due and payable and proceed against any collateral securing that indebtedness.

Our ability to obtain debt financing and our cost of debt financing is, in part, dependent upon our credit ratings and outlook. A credit downgrade or being placed on negative watch could adversely impact our liquidity, access to capital markets and our financial results.

Maintaining our credit ratings depends on our financial results and on other factors, including the outlook of the rating agencies on our sector and on the debt capital markets generally. A credit rating downgrade or being placed on negative watch may make it more difficult or costly for us to raise debt financing, resulting in a negative impact on our liquidity and financial results.

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

On July 27, 2017, the U.K. Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. On March 5, 2021, the FCA announced in a public statement the future cessation of LIBOR benchmark settings. Based on this announcement, we expect that the 1-month LIBOR rate that we currently use in our credit facilities and interest rate swap agreements will cease to be published on June 30, 2023.

In the United States, the Secured Overnight Finance Rate ("SOFR") has emerged as the preferred alternative rate for LIBOR following its discontinuation. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities in the repurchase agreement market. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates. In addition, it is uncertain what methods of calculating a replacement rate will be adopted generally or whether different industry bodies, such as the loan market and the derivatives market, will adopt the same methodologies.

As of December 31, 2021, we had $3,116.0 million of total debt outstanding under facilities with interest rates based on floating-rate indices. In addition, we had $1,929.7 million notional value of interest rate swaps in place that are indexed to LIBOR. Our credit facilities include fallback language that generally would result in SOFR automatically replacing LIBOR at the time of its discontinuance. We cannot predict what the impact of such replacement rate would be to our interest expense. The Company's swap agreements are governed by the International Swap Dealers Association ("ISDA"), which has developed fallback language for swap agreements and has established guidelines to allow counterparties to modify historical trades to include the new fallback language. Potential changes to the underlying floating-rate indices and reference rates may have an adverse impact on our agreements indexed to LIBOR and could have a negative impact on our profitability and cash flows. Furthermore, we cannot predict or quantify the time, effort and cost required to transition to the use of new benchmark rates, including with respect to negotiating and implementing any necessary changes to existing contractual arrangements, and implementing changes to our systems and processes. We continue to evaluate the operational and other effects of such changes.

Risks Related to Information Technology and Data Security

We rely on our information technology systems to conduct our business. If there are disruptions and these systems fail to adequately perform their functions, or if we experience an interruption in our operations, our business and financial results could be adversely affected.

The efficient operation of our business is highly dependent on our information technology systems, including our transaction tracking and billing systems and our customer interface systems. These systems allow customers to facilitate sales orders and drop-off requests, view current inventory and check contractual terms in effect with respect to any given container lease agreement. These systems also process and track transactions, such as container pick-ups, drop-offs and repairs, and bill customers for the use of and damage to our equipment. If our information technology systems are damaged or an interruption is caused by a computer systems failure, viruses, security breach, hacker attack, ransom attack, fire, natural disasters or power loss, we may not be able to accurately bill our customers for the containers they have on lease and the disruption to our normal business operations and impact on our costs, competitiveness and financial results could be significant.

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

Risks Related to Legal, Tax, and Other Regulatory and Compliance Matters

We may incur increased costs or be required to comply with increased restrictions due to the implementation of government regulations.

Trade and transportation activity is regulated in most major economies. International containers and container leasing companies have historically not been heavily impacted by regulations since containers have typically been viewed as international assets. However, many governments, including the United States, are considering increased regulation of containerized trade in response to supply chain disruptions and increased transportation costs in 2021. We could incur increased costs and face operational complexity under new regulations. For example, draft legislation in the United States would subject shipping lines to liability for failure to provide containers to exporters in consideration of reasonably foreseeable export demand, which might eventually lead to increased oversight of container suppliers, including container leasing companies.

We also may become subject to regulations seeking to protect the integrity of international commerce and prevent the use of containers for international terrorism or other illicit activities. For example, the Container Safety Initiative, the Customs-Trade Partnership Against Terrorism and Operation Safe Commerce are among the programs administered by the U.S. Department of Homeland Security that are designed to enhance security for containerized cargo entering and leaving the United States. Moreover, the International Convention for Safe Containers (“CSC”) applies to containers and seeks to maintain a high level of safety of human life in the transport and handling of containers by providing uniform international safety regulations. As these regulations develop and change, we may incur increased costs for the acquisition of new, compliant containers and/or the adaptation of existing containers to meet any new requirements imposed by such regulations. Additionally, certain companies are currently developing or may in the future develop products designed to enhance the security of containers transported in international commerce. We may incur increased costs associated with the adoption of these products, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Furthermore, certain of these subsidiaries currently do not pay any meaningful U.S. income taxes primarily due to the benefit they currently receive from accelerated tax depreciation of their container investments. However, the long duration of recent leases has limited the accelerated tax depreciation benefits of container investments, and as a result, we have limited the container investments made by the U.S. subsidiaries.

We expect this reduced investment in containers by the U.S. subsidiaries to result in an increase in cash tax payments in the future. A change in rules governing the tax depreciation for these U.S. subsidiaries' containers could further reduce or eliminate this tax benefit and further increase the U.S. subsidiaries' cash tax payments.

Beginning in 2022, a company's U.S. net interest expense deduction will be limited to 30% of its current year taxable income before net interest expense. Additionally, proposed legislation would, if enacted, potentially further limit a company’s U.S. net interest expense deduction. In future years, the benefit our U.S. subsidiaries receive from accelerated tax depreciation of their container investments is expected to result in annual interest expense limitations, which may significantly increase these U.S. subsidiaries' cash tax payments and our overall effective tax rate.

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

The Organization for Economic Co-operation and Development (“OECD”) is coordinating a global effort to reform certain aspects of the international tax system. This effort included the December 2021 release of model rules for a 15% global minimum tax regime. If these model rules are partially or fully implemented globally, we expect an increase to our annual global income tax expense and potentially an increase in our annual global income tax payments.

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

Based on the composition of our income and valuation of our assets, we do not expect that we should be treated as a PFIC for the current taxable year or for the foreseeable future. However, because the PFIC determination in our case is made by taking into account all of the relevant facts and circumstances regarding our business without the benefit of clearly defined bright line rules, it is possible that we may be a PFIC for any taxable year or that the U.S. Internal Revenue Service (the "IRS") may challenge our determination concerning our PFIC status. U.S. investors should consult their own tax advisors regarding the application of the PFIC rules, including the availability of any elections that may mitigate adverse U.S. tax consequences in the event that we are or become a PFIC.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.  PROPERTIES

Office Locations.    As of December 31, 2021, our employees are located in 20 offices in 13 countries.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed on the NYSE under the symbol "TRTN".

On February 4, 2022, there were 111 holders of record of our common shares and 62,532 beneficial holders, based on information obtained from our transfer agent.

The following table provides certain information with respect to our purchases of the Company's common shares during the fourth quarter for the year ended December 31, 2021.

	Issuer Purchases of Common Shares(1)
Period	Total number of shares purchased(2)	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)
October 1, 2021 through October 31, 2021	244,408	$53.51	$200,000
November 1, 2021 through November 30, 2021	280,000	$60.00	$183,193
December 1, 2021 through December 31, 2021	625,000	$57.98	$146,942
Total	1,149,408	$57.52	$146,942
(1)    On October 20, 2021, the Company's Board of Directors increased the share repurchase authorization to $200.0 million. The revised authorization may be used by the Company to repurchase common or preferred shares.
(2)    This column represents the total number of shares purchased and the total number of shares purchased as part of publicly announced plans.

Performance Graph

The graph below compares our cumulative shareholder returns with the S&P 500 Stock Index and the Russell 2000 Stock Index for the period from December 31, 2016 through December 31, 2021. The graph assumes that the value of the investment in our common shares, the S&P 500 Stock Index and the Russell 2000 Stock Index was $100 on December 31, 2016 and that all dividends were reinvested.

Comparison of Cumulative Total Return
December 31, 2016 through December 31, 2021

520
500
480
460
440
420
400
380
360
340
320
300
280
260
240
220
200
180
160
140
120
100
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Triton International Limited
S&P 500 Index
Russell 2000 Index

	INDEXED RETURNS FOR THE YEARS ENDED DECEMBER 31,
Company / Index	2016	2017	2018	2019	2020	2021
Triton International Limited	$100.00	$250.87	$220.64	$304.05	$391.91	$507.51
S&P 500 Index	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
Russell 2000 Index	$100.00	$114.65	$102.02	$128.06	$153.62	$176.39

ITEM 6. SELECTED FINANCIAL DATA

Reserved

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

Operations

Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of December 31, 2021, our total fleet consisted of 4.3 million containers and chassis, representing 7.3 million TEU or 8.0 million CEU. Our primary customers include the world's largest container shipping lines. For the year ended December 31, 2021, our twenty largest customers accounted for 86% of our lease billings, our five largest customers accounted for 60% of our lease billings, and our three largest customers accounted for 21%, 16%, and 10% of our lease billings.

The most important driver of profitability in our business is the extent to which leasing revenues, which are driven by our owned equipment fleet size, utilization and average lease rates, exceed our ownership and operating costs. Our profitability is also driven by the gains or losses we realize on the sale of used containers and the margins generated from trading new and used containers.

We lease five types of equipment: (1) dry containers, which are used for general cargo such as manufactured component parts, consumer staples, electronics and apparel, (2) refrigerated containers, which are used for perishable items such as fresh and frozen foods, (3) special containers, which are used for heavy and over-sized cargo such as marble slabs, building products and machinery, (4) tank containers, which are used to transport bulk liquid products such as chemicals, and (5) chassis, which are used for the transportation of containers on the road. Our in-house equipment sales group manages the sale process for our used containers and chassis from our equipment leasing fleet and sells used and new containers and chassis acquired from third parties.

The following tables summarize our equipment fleet as of December 31, 2021, 2020 and 2019, indicated in units, TEU and CEU. CEU and TEU are standard industry measures of fleet size and are used to measure the quantity of containers that make up our revenue earning assets:

	Equipment Fleet in Units			Equipment Fleet in TEU
	December 31, 2021	December 31, 2020	December 31, 2019	December 31, 2021	December 31, 2020	December 31, 2019
Dry	3,843,719	3,295,908	3,267,624	6,531,816	5,466,421	5,369,377
Refrigerated	235,338	227,519	225,520	457,172	439,956	435,148
Special	92,411	93,885	94,453	169,004	170,792	171,437
Tank	11,692	11,312	12,485	11,692	11,312	12,485
Chassis	24,139	24,781	24,515	44,554	45,188	45,154
Equipment leasing fleet	4,207,299	3,653,405	3,624,597	7,214,238	6,133,669	6,033,601
Equipment trading fleet	53,204	64,243	17,906	83,692	98,991	27,121
Total	4,260,503	3,717,648	3,642,503	7,297,930	6,232,660	6,060,722

	Equipment Fleet in CEU(1)
	December 31, 2021	December 31, 2020	December 31, 2019
Operating leases	7,291,769	6,649,350	6,434,434
Finance leases	623,136	295,784	423,638
Equipment trading fleet	81,136	98,420	37,232
Total	7,996,041	7,043,554	6,895,304
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

The following table summarizes the percentage of our equipment fleet in terms of units and CEU as of December 31, 2021:

Equipment Type	Percentage of total fleet in units	Percentage of total fleet in CEU
Dry	90.1%	71.4%
Refrigerated	5.5	21.8
Special	2.2	3.0
Tank	0.3	1.2
Chassis	0.6	1.6
Equipment leasing fleet	98.7	99.0
Equipment trading fleet	1.3	1.0
Total	100.0%	100.0%

We generally lease our equipment on a per diem basis to our customers under three types of leases:
•Long-term leases typically have initial contractual terms ranging from five to eight or more years and provide us with stable cash flow and low transaction costs by requiring customers to maintain specific units on-hire for the duration of the lease term. Some of our containers, primarily used containers, are placed on lifecycle leases which keep the containers on-hire until the end of their useful life.
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

The following table summarizes our lease portfolio by lease type, based on CEU on-hire as of December 31, 2021, 2020 and 2019:

Lease Portfolio by CEU	December 31, 2021	December 31, 2020	December 31, 2019
Long-term leases	72.4%	73.8%	69.5%
Finance leases	8.0	4.4	6.8
Subtotal	80.4	78.2	76.3
Service leases	5.0	7.2	7.8
Expired long-term leases, non-sale age (units on hire)	8.4	9.8	10.5
Expired long-term leases, sale-age (units on hire)	6.2	4.8	5.4
Total	100.0%	100.0%	100.0%
Weighted average remaining contractual term in months for long-term and finance leases	61	49	48

Due to our aggressive fleet investment in 2021 and the high cost of these new containers, we placed the vast majority of this equipment on long-term operating and finance leases with an average initial duration of 13 years. To better reflect the impact of these dynamics on our lease portfolio, we have included the following equipment lease portfolio table based on net book value of units on-hire, as of December 31, 2021, 2020, and 2019:

Lease Portfolio by Net Book Value	December 31, 2021	December 31, 2020	December 31, 2019
Long-term leases	73.6%	79.2%	75.6%
Finance leases	13.8	3.3	5.1
Subtotal	87.4	82.5	80.7
Service leases	3.5	5.9	6.5
Expired long-term leases, non-sale age (units on hire)	6.2	9.0	9.9
Expired long-term leases, sale-age (units on hire)	2.9	2.6	2.9
Total	100.0%	100.0%	100.0%
Weighted average remaining contractual term in months for long-term and finance leases	78	54	54

Market Overview and COVID-19

The COVID-19 pandemic has meaningfully impacted global trade and our business. The initial outbreak of COVID-19 and resulting social and economic lockdowns led to a sharp decrease in global trade in the first half of 2020, and we faced weak demand for containers and pressure on our utilization and profitability. However, our lease portfolio provided strong protections and our utilization and profitability decreased gradually.

Trade volumes rebounded rapidly in the third quarter of 2020 as lockdowns eased and consumers shifted spending from services and experiences to goods, and trade volumes remained strong throughout 2021. Demand for containers was further boosted by extensive logistical disruptions such as reduced port productivity and a shortage of trucking capacity that slowed turn times for containers. In 2021, the strong and sustained demand for containers led to a shortage of containers, high prices for new and used containers, and high market leasing rates. In addition, we were able to drive our utilization close to maximum levels and invested aggressively in new containers to support our customers. Our profitability increased rapidly from the second half of 2020 through the end of 2021.

New container production accelerated to record levels in 2021, which has helped ease the shortage of containers. As a result, we may see more balance between container supply and demand over the course of the year. However, the timing for a return to more normal market conditions is uncertain.

Operating Performance

Our operating and financial performance throughout 2021 was strong as we benefited from very favorable market conditions driven by strong global trade volumes, logistical disruptions that slowed container turn times, and limited availability of containers.

Fleet size.    As of December 31, 2021, our revenue earning assets had a net book value of $11.8 billion, an increase of over 30% compared to December 31, 2020. We purchased $3.6 billion of new containers in 2021 to support our customers. Our aggressive fleet investment in 2021 reflects our customers' sizable demand for containers due to strong trade growth and operational disruptions, a high reliance on leased containers and Triton's leading share of new leasing transactions. The dollar value of our investments was also driven by very high new container prices.

Utilization.    Our average utilization was 99.4% during 2021, an increase of 3.2% compared to 2020. Our utilization increased rapidly in the second half of 2020 due to the strong rebound in global trade volumes as pandemic restrictions were eased, and container demand and our utilization remained high throughout 2021. During 2021, we benefited from a very high volume of container pick-ups driven by our aggressive investment in new containers, while container drop-off activity was limited due to the overall shortage of container capacity that existed for most of the year. Our ending utilization was 99.6% as of December 31, 2021 and currently remains at this level.

The following tables summarize our equipment fleet utilization for the periods indicated below. Utilization is computed by dividing our total units on lease (in CEU) by the total units in our fleet (in CEU) excluding new units not yet leased and off-hire units designated for sale:

	Year Ended December 31,	Quarter Ended
Average Utilization		December 31,	September 30,	June 30,	March 31,
2021	99.4%	99.6%	99.6%	99.4%	99.1%
2020	96.2%	98.1%	96.1%	95.0%	95.4%
2019	96.9%	95.8%	96.7%	97.2%	97.7%

	Quarter Ended
Ending Utilization	December 31,	September 30,	June 30,	March 31,
2021	99.6%	99.6%	99.5%	99.3%
2020	98.9%	97.4%	94.8%	95.3%
2019	95.4%	96.4%	97.1%	97.4%

Average lease rates.    Average lease rates for our dry container product line increased by 6.1% in 2021 compared to 2020. The increase in our average dry container lease rates was primarily driven by the addition of new containers with lease rates well above the average rates in our lease portfolio. New container prices and market lease rates increased sharply in 2021 due to the surge in container demand and limited availability of containers, and the price for a new 20' dry container reached nearly $3,900 during the year. New container prices have recently decreased into the range of $3,400, although they remain high historically and market leasing rates remain above our portfolio average.

Average lease rates for our refrigerated container product line decreased by 4.2% in 2021 compared to 2020. In 2021, we completed a large lease extension transaction for refrigerated containers that lowered the lease rates on expired leases in return for a lease extension covering the remaining useful life of the equipment. We have also been experiencing larger differences in lease rates for older refrigerated containers compared to rates on new equipment, and we expect our average lease rates for refrigerated containers will continue to gradually trend down.

The average lease rates for special containers decreased by 0.8% in 2021 compared to 2020 primarily due to a lease extension transaction for a large number of special containers completed in 2021.

Interest and Debt Expense.    Our average debt balance increased by $1,066.9 million during 2021 to support the growth in revenue earning assets of over 30%. Despite the increase in our debt balance, our interest and debt expense decreased by $31.0 million to $222.0 million in 2021. This decrease was largely driven by the refinancing of over $6.7 billion of debt over the last two years as we took advantage of the low interest rate environment and the recent upgrade of our corporate credit rating to investment grade.

Equipment disposals. Disposal gains were strong throughout 2021, reflecting very high used container selling prices. The strong worldwide demand for containers, the large increase in new container prices in 2021 and limited availability of used containers for sale pushed used container sale prices to record levels, and our average used dry container sale price in 2021 increased 117.6% from 2020. The benefit of this large increase in used dry container sale prices was partially offset by a substantial decrease in disposal volumes due to limited drop-off volumes and low inventories of containers for sale. Our used dry container sales volumes decreased by 61.7% in 2021 compared to 2020.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, borrowings under our credit facilities and proceeds from other financing activities. Our principal uses of cash include capital expenditures, debt service, dividends, and share repurchases.

For the year ended December 31, 2021, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment, was $1,622.2 million. In addition, as of December 31, 2021 we had $106.2 million of cash and cash equivalents and $1,788.0 million of borrowing capacity remaining under our existing credit facilities.

As of December 31, 2021, our cash commitments in the next twelve months include $477.6 million of scheduled principal payments on our existing debt facilities, and $586.1 million of committed but unpaid capital expenditures, primarily for the purchase of equipment.

We believe that cash provided by operating activities, existing cash, proceeds from the sale of our leasing equipment, and availability under our credit facilities will be sufficient to meet our obligations over the next twelve months.

Capital Activity

During the year ended December 31, 2021, the Company paid dividends on preferred shares of $45.3 million and paid dividends on common shares of $157.3 million.

During the year ended December 31, 2021, the Company repurchased a total of 1.5 million common shares at an average price per share of $55.95 for a total cost of $85.5 million under its share repurchase program. Since October 2018, the Company has purchased over 15.4 million shares, or 19.1% of our common shares.

In August 2021, the Company completed a public offering of 7,000,000 shares of 5.75% Series E preference shares, which generated $175.0 million of gross proceeds. The costs associated with the offering, inclusive of underwriting discount and other offering expenses, were $6.2 million.

For additional information on the share repurchase program, preferred share offering, and dividends, please refer to Note 10 - "Other Equity Matters" in Part IV, Item 15 of this Annual Report on Form 10-K.

Debt Activity

In February and March 2021, the Company issued a combined $1.2 billion in asset-backed securitization notes at a weighted average interest rate of 1.8%. Proceeds from these issuances were primarily used to fund additional capital expenditures and prepay existing debt.

We successfully transitioned our capital structure toward unsecured investment grade financing in 2021. As part of this transition, the Company issued a total of $2.3 billion of corporate notes with a range of maturities of 2 - 10 years at a weighted average interest rate of 1.8%. The Company also prepaid $1.5 billion in aggregate principal of its remaining outstanding institutional notes with a weighted average interest rate of 4.5% and paid a related make-whole premium of $127.9 million.

The Company also amended various debt agreements that converted certain facilities from secured to unsecured borrowings. In addition, these amendments increased the Company's borrowing capacity to $2.0 billion on the revolving credit facility and to $1.2 billion on the term loan facility.

Credit Ratings

Our investment-grade corporate and long-term debt credit ratings help us to lower our cost of funds and broaden our access to attractively priced capital. While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of our financings.

The following table summarizes our current credit ratings:

Rating Agency	Long-term Debt	Corporate Rating	Outlook	Date of Last Ratings Action
S&P Global Ratings	BBB-	BBB-	Stable	10/14/2021
Fitch Ratings	BBB-	BBB-	Stable	10/14/2021

Debt Agreements

As of December 31, 2021, our outstanding indebtedness was comprised of the following (amounts in millions):

	December 31, 2021	Maximum Borrowing Level
Asset-backed securitization term notes	$3,801.8	$3,801.8
Corporate notes	2,300.0	2,300.0
Term loan facilities	1,176.0	1,176.0
Asset-backed securitization warehouse	225.0	1,125.0
Revolving credit facilities	1,112.0	2,000.0
Finance lease obligations	15.0	15.0
Total debt outstanding	$8,629.8	$10,417.8
Unamortized debt costs	(63.8)	—
Unamortized debt premiums & discounts	(3.5)	—
Debt, net of unamortized costs	$8,562.5	$10,417.8

The maximum borrowing levels depicted in the table above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by either borrowing bases or an unencumbered asset test that limits borrowing capacity. As of December 31, 2021, the availability under these credit facilities without adding additional assets was $1,034.2 million.

As of December 31, 2021, we had a combined $7,443.6 million of total debt on facilities with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap contracts. This accounts for 86% of total debt.

Pursuant to the terms of certain debt agreements, we are required to maintain certain amounts in restricted cash accounts. As of December 31, 2021, we had restricted cash of $124.4 million.

For additional information on our debt, please see Note 6 - "Debt" in Part IV, Item 15 of this Annual Report on Form 10-K.

Debt Covenants

We are subject to certain financial covenants related to leverage and interest coverage as defined in our debt agreements. Failure to comply with these covenants could result in a default under the related credit agreements and the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors. As of December 31, 2021, we were in compliance with all such covenants

Cash Flow

The following table sets forth certain cash flow information for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Net cash provided by (used in) operating activities	$1,405,164	$943,752
Net cash provided by (used in) investing activities	$(3,217,386)	$(489,017)
Net cash provided by (used in) financing activities	$1,890,764	$(471,711)

Operating Activities

Net cash provided by operating activities increased by $461.4 million to $1,405.2 million in 2021, compared to $943.8 million in 2020. The significant increase was primarily due to an increase in profitability due to strong market conditions. This was further increased due to deferred revenue collections related to leases with uneven payment terms in 2021 and the reduction of cash collateral that was required for certain interest rate swaps in liability positions in the prior year.

Investing Activities

Net cash used in investing activities increased by $2,728.4 million to $3,217.4 million in 2021 compared to $489.0 million in 2020. The change was primarily due to a $2,690.3 million increase in leasing equipment purchases to support the strong container demand.

Financing Activities

Net cash provided by financing activities increased by $2,362.5 million to $1,890.8 million in 2021 compared to net cash used in financing activities of $471.7 million in 2020. The increase was primarily due to a $2,295.7 million increase in net borrowings to finance the substantial purchase of leasing equipment.

Results of Operations

The following table summarizes our comparative results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020	Variance
Leasing revenues:
Operating leases	$1,480,495	$1,276,697	$203,798
Finance leases	53,385	31,210	22,175
Total leasing revenues	1,533,880	1,307,907	225,973

Equipment trading revenues	142,969	85,780	57,189
Equipment trading expenses	(108,870)	(70,981)	(37,889)
Trading margin	34,099	14,799	19,300

Net gain (loss) on sale of leasing equipment	107,060	37,773	69,287

Operating expenses:
Depreciation and amortization	626,240	542,128	84,112
Direct operating expenses	26,860	93,690	(66,830)
Administrative expenses	89,319	80,532	8,787
Provision (reversal) for doubtful accounts	(2,475)	2,768	(5,243)
Total operating expenses	739,944	719,118	20,826
Operating income (loss)	935,095	641,361	293,734
Other expenses:
Interest and debt expense	222,024	252,979	(30,955)
Debt termination expense	133,853	24,734	109,119
Other (income) expense, net	(1,379)	(4,371)	2,992
Total other expenses	354,498	273,342	81,156
Income (loss) before income taxes	580,597	368,019	212,578
Income tax expense (benefit)	50,357	38,240	12,117
Net income (loss)	$530,240	$329,779	$200,461
Less: dividend on preferred shares	45,740	41,362	4,378
Net income (loss) attributable to common shareholders	$484,500	$288,417	$196,083

For the discussion on the Results of Operations for the Year Ended December 31, 2020 compared to the Year Ended December 31, 2019, see the Results of Operations section in Part II, Item 7 of our 2020 Annual Report on Form 10-K, filed with the SEC on February 16, 2021.

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020
Leasing revenues.    Per diem revenue represents revenue earned under operating lease contracts. Fee and ancillary lease revenue represents fees billed for the pick-up and drop-off of containers in certain geographic locations and billings of certain reimbursable operating costs such as repair and handling expenses. Finance lease revenue represents interest income earned under finance lease contracts. The following table summarizes our leasing revenue for the periods indicated below (in thousands):

	Year Ended December 31,
Leasing revenues	2021	2020	Variance
Operating leases:
Per diem revenues	$1,445,292	$1,217,423	$227,869
Fee and ancillary revenues	35,203	59,274	(24,071)
Total operating lease revenues	1,480,495	1,276,697	203,798
Finance leases	53,385	31,210	22,175
Total leasing revenues	$1,533,880	$1,307,907	$225,973
Total leasing revenues were $1,533.9 million in 2021 compared to $1,307.9 million in 2020, an increase of $226.0 million.
Per diem revenues were $1,445.3 million in 2021 compared to $1,217.4 million in 2020, an increase of $227.9 million. The primary reasons for this increase are as follows:
•$181.7 million increase due to an increase in the average number of containers on-hire of approximately 0.9 million CEU; and
•$40.2 million increase primarily due to an increase in average per diem rates for our dry containers partially offset by a decrease in average per diem rates for our refrigerated and special containers.

Fee and ancillary lease revenues were $35.2 million in 2021 compared to $59.3 million in 2020, a decrease of $24.1 million, primarily due to lower drop-off activity, partially offset by fee revenues related to the repositioning of containers.

Finance lease revenues were $53.4 million in 2021 compared to $31.2 million in 2020, an increase of $22.2 million. This increase is primarily due to the addition of $1,349.5 million of net finance lease receivable in 2021 offset by the runoff of the existing portfolio.

Trading margin.    Trading margin was $34.1 million in 2021 compared to $14.8 million in 2020, an increase of $19.3 million. The increase was due to higher per container selling margins due to a significant increase in container selling prices, partially offset by a decrease in container sales volume.

Net gain (loss) on sale of leasing equipment.    Gain on sale of equipment was $107.1 million in 2021 compared to $37.8 million in 2020, an increase of $69.3 million. The primary reasons for the increase are as follows:
•$92.8 million increase due to a 117.6% increase in average used dry container selling prices, partially offset by
•$23.5 million decrease due to a 61.7% decrease in selling volumes.

Depreciation and amortization.    Depreciation and amortization was $626.2 million in 2021 compared to $542.1 million in 2020, an increase of $84.1 million. The primary reasons for the increase are as follows:
•$111.9 million increase due to the increased size of our container fleet; partially offset by
•$28.3 million decrease due to an increase in the number of containers that have become fully depreciated.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, store equipment when it is not on lease and reposition equipment from locations with weak leasing demand. Direct operating expenses were $26.9 million in 2021 compared to $93.7 million in 2020, a decrease of $66.8 million. The primary reasons for the decrease are as follows:
•$36.8 million decrease in storage expense resulting from a decrease in the number of idle units; and
•$29.7 million decrease in repair, handling and repositioning expense primarily due to lower drop-off activity.

Administrative expenses.    Administrative expenses were $89.3 million in 2021 compared to $80.5 million in 2020, an increase of $8.8 million. The primary reasons for this increase are as follows:
•$5.5 million increase due to higher compensation costs;
•$2.4 million increase in professional fees; and
•$1.3 million increase in foreign exchange loss.

Provision (reversal) for doubtful accounts.    There was a reversal for doubtful accounts of $2.5 million in 2021 compared to a provision of $2.8 million in 2020, a change of $5.3 million. We reversed reserves in 2021 which were recorded in 2020 against a mid-sized customer's receivable.

Interest and debt expense.    Interest and debt expense was $222.0 million in 2021 compared to $253.0 million in 2020, a decrease of $31.0 million. The primary reasons for the decrease are as follows:
•$59.7 million decrease due to a decrease in the average effective interest rate to 2.91% from 3.81%; partially offset by
•$31.6 million increase due to an increase in the average debt balance of $1,066.9 million.

Debt termination expense. Debt termination expense was $133.9 million in 2021 compared to $24.7 million in 2020, an increase of $109.2 million. In 2021, the Company incurred make-whole premium and other debt termination costs primarily related to the prepayment of senior secured institutional notes in connection with the transition of our capital structure toward unsecured investment grade bonds. In 2020, the Company incurred write-offs for unamortized debt and other costs related to the prepayment of ABS notes.

Income taxes. Income tax expense was $50.4 million in 2021 compared to $38.2 million in 2020, an increase of $12.2 million. The increase in income tax expense was primarily the result of an increase in pre-tax income, partially offset by an $8.6 million tax expense related to a U.S. entity to foreign entity intra-company asset sale recorded in 2020 that did not reoccur in 2021.

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

The following table summarizes our contractual commitments and obligations as of December 31, 2021 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Contractual Obligations by Period
Contractual Obligations:	Total	2022	2023	2024	2025	2026	2027 and thereafter
	(dollars in millions)
Principal debt obligations	$8,614.8	$462.6	$1,230.5	$1,254.0	$430.5	$2,838.6	$2,398.6
Interest on debt obligations(1)	970.0	193.7	181.0	154.4	134.6	106.6	199.7
Finance lease obligations(2)	15.2	15.2	—	—	—	—	—
Operating leases (mainly facilities)	6.1	3.5	2.1	0.4	0.1	—	—
Purchase obligations:
Equipment purchases payable	429.6	429.6	—	—	—	—	—
Equipment purchase commitments	156.5	156.5	—	—	—	—	—
Total contractual obligations	$10,192.2	$1,261.1	$1,413.6	$1,408.8	$565.2	$2,945.2	$2,598.3

(1)     Amounts include actual interest for fixed debt, estimated interest for floating-rate debt and interest rate swaps which are in a payable position based on December 31, 2021 rates.
(2)     Amounts include interest.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

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

The estimated useful lives and residual values of our leasing equipment are based on our expectations for future used container sale prices. We evaluate estimates used in our depreciation policies on a regular basis to determine whether changes have taken place that would suggest that a change in our depreciation estimates for useful lives or the assigned residual values of our equipment is warranted. For 2021, the Company completed its annual depreciation policy assessment during the fourth quarter and concluded no change was necessary.

The estimated useful lives and residual values for each major equipment type for the periods indicated below were as follows:

	As of December 31, 2021 and 2020
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

For leasing equipment purchased for resale that may be leased for a period of time, we adjust our estimates for remaining useful life and residual values based on our expectations for how long the equipment will remain on-hire to the current lessee and the expected sales market for older containers when these units are redelivered.

The net book value of our leasing equipment by equipment type is as follows (in thousands):

	December 31, 2021	December 31, 2020
Dry container	$8,087,346	$6,589,960
Refrigerated container	1,556,673	1,483,820
Special container	297,925	307,765
Tank container	102,220	97,982
Chassis	156,949	151,169
Total	$10,201,113	$8,630,696

Included in the amounts above are units not on lease at December 31, 2021 and 2020 with a total net book value of $391.3 million and $173.2 million, respectively. A large majority of the units not on lease at December 31, 2021 are for recently purchased equipment. Depreciation on equipment purchased under finance lease obligations is included in depreciation and amortization expense on the consolidated statements of operations.

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

There were no key indicators of impairment and we did not record any impairment charges related to leasing equipment for the years ended December 31, 2021 and 2020.

Equipment Held for Sale

When leasing equipment is returned from lease, we make a determination of whether to repair and re-lease the equipment or sell the equipment. At the time we determine that equipment will be sold, we reclassify the carrying value of leasing equipment to equipment held for sale. Equipment held for sale is recorded at the lower of its estimated fair value, less costs to sell, or carrying value at the time identified for sale. Depreciation expense on equipment held for sale is halted and disposals generally occur within 90 days. Initial write downs of equipment held for sale to fair value are recorded as an impairment charge and are included in net gain or loss on sale of leasing equipment. Subsequent increases or decreases to the fair value of those assets are recorded as adjustments to the carrying value of the equipment held for sale, however, any such adjustments may not exceed the respective equipment's carrying value at the time it was initially classified as held for sale. Realized gains and losses resulting from the sale of equipment held for sale are recorded as net gain or loss on sale of leasing equipment, and cash flows associated with the disposal of equipment held for sale are classified as cash flows from investing activities.

Equipment recorded within our equipment trading segment is also included in Equipment held for sale. Gains and losses resulting from the sale of this equipment is recorded in Trading margin, and cash flows associated with the sale of this equipment are classified as cash flows from operating activities.

During the years ended December 31, 2021 and 2020, we recorded the following net gains or losses on equipment held for sale on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2021	2020
Impairment (loss) reversal on equipment held for sale	$16	$(3,532)
Gain (loss) on sale of equipment, net of selling costs	107,044	41,305
Net gain on sale of leasing equipment	$107,060	$37,773

Goodwill

Goodwill is tested for impairment at least annually on October 31 of each fiscal year or more frequently if events occur or circumstances exist that indicate that the fair value of a reporting unit may be below its carrying value. Goodwill has been allocated to our reporting units which are the same as our reporting segments.

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

We elected to perform the qualitative assessment for our evaluation of goodwill impairment during the year ended December 31, 2021 and concluded there was no impairment. Since inception through December 31, 2021, we have not had any goodwill impairment.

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

Interest Rate Risk

We enter into derivative agreements to fix the interest rates on a portion of our floating-rate debt. We assess and manage the external and internal risk associated with these derivative instruments in accordance with our overall operating goals. External risk is defined as those risks outside of our direct control, including counterparty credit risk, liquidity risk, systemic risk and legal risk. Internal risk relates to those operational risks within the management oversight structure and include actions taken in contravention of our policies.

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

As of December 31, 2021, we had derivative agreements in place to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Derivatives	Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Cap Rate	Weighted Average Remaining Term
Interest Rate Swap(1)	$1,929.7 million	1.9%	n/a	5.1 years
Interest Rate Cap	$400.0 million	n/a	5.5%	1.9 years
(1)     The impact of forward starting swaps with total notional amount of $350.0 million will increase the weighted average remaining term to 6.0 years.

Our derivative agreements are designated as cash flow hedges for accounting purposes. Any unrealized gains or losses related to the changes in fair value are recognized in accumulated other comprehensive income and reclassified to interest and debt expense as they are realized. As of December 31, 2021, we do not have any material non-designated derivatives. Previously, a portion of our swap portfolio was not designated and unrealized and realized changes in the fair value of these agreements were recognized in the consolidated statements of operations as other (income) expense, net.

Approximately 86% of our debt is either fixed or hedged using derivative instruments which helps mitigate the impact of changes in short-term interest rates. A 100 basis point increase in the interest rates on our unhedged debt (primarily LIBOR) would result in an increase of approximately $11.7 million in interest expense over the next 12 months.

Foreign currency exchange rate risk

Although we have significant foreign-based operations, the majority of our revenues and our operating expenses are denominated in U.S. dollars. However, we pay our non-U.S. employees in local currencies and certain operating expenses are denominated in foreign currencies. Net foreign currency exchange gains and losses were a loss of $1.0 million and a gain of $0.4 million for the years ended December 31, 2021 and, 2020, respectively.

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

We assessed our internal control over financial reporting as of December 31, 2021 and based our assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2021.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of the audit, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2021. Please refer to "Report of Independent Registered Public Accounting Firm" in Part IV, Item 15 of this Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item regarding our Code of Ethics, Code of Ethics for Senior Company Officers, Audit Committee and Audit Committee Financial Experts, compliance with Section 16(a) of the Exchange Act, and corporate governance is contained in the sections captioned “Codes of Ethics”, "Board Committees", "Proposal 1: Election of Directors", "Delinquent Section 16(a) Reports" and possibly elsewhere in our proxy statement to be issued in connection with the Annual General Meeting of Shareholders to be held on April 26, 2022, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021 (the "2022 Proxy Statement") and that information is incorporated herein by reference.

Information regarding our executive officers is included after Item 1 in Part I of this Form 10-K and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the sections captioned "Director Compensation Table", "Compensation Discussion and Analysis", "Executive Compensation Tables", "Compensation Risk Management", "Compensation and Talent Management Committee Interlocks and Insider Participation", "Report of the Compensation and Talent Management Committee" and possibly elsewhere in the 2022 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference from the sections captioned "Equity Compensation Plan Information", "Information Regarding Beneficial Ownership of Management and Principal Shareholders" and possibly elsewhere in the 2022 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from the sections captioned "Certain Relationships and Related Person Transactions", "Board Independence" and possibly elsewhere in the 2022 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, New York, NY, Auditor Firm ID: 185.

The information required by this Item is incorporated herein by reference from the section captioned "Audit Fees" in the 2022 Proxy Statement.

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
(a)(3) List of Exhibits
The following exhibits are filed as part of and incorporated by reference into this Annual Report on Form 10-K:

Exhibit No.	Description
3.1	Amended and Restated By-Laws of Triton International Limited, dated April 27, 2021 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed July 27, 2021)

4.1	Memorandum of Association of Triton International Limited, dated September 29, 2015 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed June 23, 2016)

4.2	Certificate of Designations of 8.50% Series A Cumulative Redeemable Perpetual Preference Shares (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed March 14, 2019)

4.3	Certificate of Designations of 8.00% Series B Cumulative Redeemable Perpetual Preference Shares (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed June 20, 2019)

4.4	Certificate of Designations of 7.375% Series C Cumulative Redeemable Perpetual Preference Shares (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed November 6, 2019)

4.5	Certificate of Designations of 6.875% Series D Cumulative Redeemable Perpetual Preference Shares (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed January 21, 2020)

4.6
Certificate of Designations of 5.75% Series E Cumulative Redeemable Perpetual Preference Shares (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 17, 2021)

Exhibit No.	Description
4.7
Indenture, dated September 21, 2020, between Triton Container Finance VIII LLC and Wilmington Trust, National Association, as indenture trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed September 21, 2020)

4.8*
Amendment Number 1, dated as of December 20, 2021, to the Indenture, dated as of September 21, 2020, between Triton Container Finance VIII LLC and Wilmington Trust, National Association, as indenture trustee

4.9	Series 2020-1 Supplement, dated September 21, 2020, between Triton Container Finance VIII LLC and Wilmington Trust, National Association, as indenture trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed September 21, 2020)

4.10*†
Amendment Number 1, dated as of December 20, 2021, to Series 2020-1 Supplement to Indenture, dated as of September 21, 2020, between Triton Container Finance VIII LLC and Wilmington Trust, National Association, as indenture trustee

4.11*	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.12	As permitted by Item 601(b)(4)(iii)(A) of Regulation S-K, the Company has not filed with this Annual Report on Form 10-K certain instruments defining the rights of holders of long-term debt of the Company and its subsidiaries because such long-term debt is not being registered and the total amount of securities authorized under any of such instruments does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.

10.1	Eleventh Restated and Amended Credit Agreement, dated as of October 14, 2021, by and among Triton Container International Limited and TAL International Container Corporation, as borrowers, Triton International Limited, as guarantor, various lenders from time to time party thereto, and Bank of America, N.A., as administrative agent and letter of credit issuer (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on October 26, 2021)

10.2	Amended and Restated Term Loan Agreement dated as of October 14, 2021 by and among Triton Container International Limited and TAL International Container Corporation, as borrowers, Triton International Limited, as guarantor, various lenders from time to time party thereto, and PNC Bank, National Association, as a lender and administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed October 26, 2021)

10.3

Loan and Security Agreement (Conformed), dated as of December 13, 2018, among TIF Funding LLC, as borrower, certain other wholly-owned subsidiaries of Triton International Limited, Wells Fargo Bank, National Association, as administrative agent, certain lenders party thereto and Wilmington Trust, National Association, as collateral agent and securities intermediary, as amended by Amendment Number 1 to Loan and Security Agreement, dated as of February 8, 2019, Amendment Number 2 to Loan and Security Agreement, dated as of November 4, 2019, and the Omnibus Amendment No. 1, dated as of November 13, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 16, 2020)

10.4*†
Amendment Number 4, dated as of December 20, 2021, to Loan and Security Agreement, dated as of December 13, 2018, among TIF Funding LLC, Borrower, Wells Fargo Bank Association, as Administrative Agent, certain lenders party thereto and Wilmington Trust, National Association, as Collateral Agent

10.5+	Employment Offer Letter between Carla Heiss and Triton Container International, Incorporated of North America (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed April 24, 2020)

Exhibit No.	Description
10.6+
Employment Agreement, dated as of November 3, 2004, by and between TAL International Group, Inc. and Brian M. Sondey (incorporated by reference from exhibit number 10.13 to TAL International Group, Inc.'s Form S-1 filed on June 30, 2005, file number 333-126317)

10.7+	Triton International Limited Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed April 29, 2021)

10.8+	Form of Restricted Share Award Agreement under the Triton International Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on February 16, 2020)

10.9+
Form of Restricted Share Award Agreement under the Triton International Limited Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed April 29, 2021)

10.10+	Form of Restricted Share Unit Award Agreement under the Triton International Limited Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed April 29, 2021)

10.11	Form of Indemnification Agreement for Directors and Certain Officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 14, 2016)

21.1*	List of Subsidiaries

22.1	List of Subsidiary Guarantors and Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22.1 to the Company's Current Report on Form 8-K filed January 19, 2022)

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K)

31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Instance Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Inline XBRL Data (formatted as Inline XBRL and contained in Exhibit 101)
+ Indicates a management contract or compensatory plan or arrangement.
* Filed herewith.
** Furnished herewith.
† Schedules (or similar attachments) to these exhibits have not been filed since they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in these exhibits or the Form 10-K.

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

Date: February 15, 2022	TRITON INTERNATIONAL LIMITED
	By:	/s/ BRIAN M. SONDEY
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the 15th day of February, 2022.

Signature	Title(s)

/s/ BRIAN M. SONDEY	Chairman of the Board, Director and Chief Executive Officer
Brian M. Sondey

/s/ JOHN BURNS	Senior Vice President and Chief Financial Officer
John Burns

/s/ MICHELLE GALLAGHER	Vice President and Controller (Principal Accounting Officer)
Michelle Gallagher

/s/ ROBERT L. ROSNER	Lead Director
Robert L. Rosner

/s/ ROBERT W. ALSPAUGH	Director
Robert W. Alspaugh

/s/ MALCOLM P. BAKER	Director
Malcolm P. Baker

/s/ ANNABELLE BEXIGA	Director
Annabelle Bexiga

/s/ CLAUDE GERMAIN	Director
Claude Germain

/s/ KENNETH HANAU	Director
Kenneth Hanau

/s/ JOHN S. HEXTALL	Director
John S. Hextall

/s/ NIHARIKA RAMDEV	Director
Niharika Ramdev

/s/ SIMON R. VERNON	Director
Simon R. Vernon

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Triton International Limited:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Triton International Limited and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedules I to II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Assessment of residual values of leasing equipment
As discussed in Note 2 to the consolidated financial statements, the net book value of leasing equipment as of December 31, 2021 was $10.2 billion. Leasing equipment is recorded at cost and depreciated to an estimated residual value on a straight-line basis over the estimated useful lives. To determine the residual values of leasing equipment, the Company evaluates historical disposal experience and expectations of future used container sales prices.

We identified the assessment of residual values of leasing equipment as a critical audit matter. Subjective auditor judgment was required given the measurement uncertainty of the residual values of leasing equipment. Specifically, auditor judgment was required to evaluate the identification and support for trends affecting future used container sales prices.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company's residual value estimation process, including controls over the key assumption used to estimate residual values of leasing equipment. We tested historical used container sales of the Company by examining historical sales invoices and considered their relevance and reliability to the residual values of leasing equipment. We assessed the mathematical accuracy of the historical average selling prices. We compared the historical average selling prices to current residual values. We compared identified trends in certain used container sales prices from published industry reports to trends identified by the Company within its historical data and evaluated the Company's determination of the effect of those trends on current residual value estimates. We compared the estimated residual values of certain containers to publicly available peer data.

/s/ KPMG LLP

We have served as the Company's auditor since 2014.

New York, New York
February 15, 2022

TRITON INTERNATIONAL LIMITED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2021	December 31, 2020
ASSETS:
Leasing equipment, net of accumulated depreciation of $3,919,181 and $3,370,652	$10,201,113	$8,630,696
Net investment in finance leases	1,558,290	282,131
Equipment held for sale	48,746	67,311
Revenue earning assets	11,808,149	8,980,138
Cash and cash equivalents	106,168	61,512
Restricted cash	124,370	90,484
Accounts receivable, net of allowances of $1,178 and $2,192	294,792	226,090
Goodwill	236,665	236,665
Lease intangibles, net of accumulated amortization of $281,340 and $264,791	17,117	33,666
Other assets	50,346	83,969
Fair value of derivative instruments	6,231	9
Total assets	$12,643,838	$9,712,533
LIABILITIES AND SHAREHOLDERS' EQUITY:
Equipment purchases payable	$429,568	$191,777
Fair value of derivative instruments	48,277	128,872
Deferred revenue	92,198	26,786
Accounts payable and other accrued expenses	70,557	68,449
Net deferred income tax liability	376,009	327,431
Debt, net of unamortized costs of $63,794 and $42,747	8,562,517	6,403,270
Total liabilities	9,579,126	7,146,585
Shareholders' equity:
Preferred shares, $0.01 par value, at liquidation preference	730,000	555,000
Common shares, $0.01 par value, 270,000,000 shares authorized, 81,295,366 and 81,151,723 shares issued, respectively	813	812
Undesignated shares, $0.01 par value, 800,000 and 7,800,000 shares authorized, respectively, no shares issued and outstanding	—	—
Treasury shares, at cost, 15,429,499 and 13,901,326 shares, respectively	(522,360)	(436,822)
Additional paid-in capital	904,224	905,323
Accumulated earnings	2,000,854	1,674,670
Accumulated other comprehensive income (loss)	(48,819)	(133,035)
Total shareholders' equity	3,064,712	2,565,948
Total liabilities and shareholders' equity	$12,643,838	$9,712,533

The accompanying notes to the consolidated financial statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Leasing revenues:
Operating leases	$1,480,495	$1,276,697	$1,307,218
Finance leases	53,385	31,210	40,051
Total leasing revenues	1,533,880	1,307,907	1,347,269

Equipment trading revenues	142,969	85,780	83,993
Equipment trading expenses	(108,870)	(70,981)	(69,485)
Trading margin	34,099	14,799	14,508

Net gain on sale of leasing equipment	107,060	37,773	27,041

Operating expenses:
Depreciation and amortization	626,240	542,128	536,131
Direct operating expenses	26,860	93,690	79,074
Administrative expenses	89,319	80,532	75,867
Provision (reversal) for doubtful accounts	(2,475)	2,768	590
Total operating expenses	739,944	719,118	691,662
Operating income (loss)	935,095	641,361	697,156
Other expenses:
Interest and debt expense	222,024	252,979	316,170
Debt termination expense	133,853	24,734	2,543
Other (income) expense, net	(1,379)	(4,371)	(2,387)
Total other expenses	354,498	273,342	316,326
Income (loss) before income taxes	580,597	368,019	380,830
Income tax expense (benefit)	50,357	38,240	27,551
Net income (loss)	$530,240	$329,779	$353,279
Less: income (loss) attributable to noncontrolling interest	—	—	592
Less: dividend on preferred shares	45,740	41,362	13,646
Net income (loss) attributable to common shareholders	$484,500	$288,417	$339,041
Net income per common share—Basic	$7.26	$4.18	$4.57
Net income per common share—Diluted	$7.22	$4.16	$4.54
Cash dividends paid per common share	$2.36	$2.13	$2.08
Weighted average number of common shares outstanding—Basic	66,728	69,051	74,190
Dilutive restricted shares	340	294	510
Weighted average number of common shares outstanding—Diluted	67,068	69,345	74,700

The accompanying notes to the consolidated financial statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Net income (loss)	$530,240	$329,779	$353,279
Other comprehensive income (loss), net of tax:
Change in derivative instruments designated as cash flow hedges	55,599	(123,357)	(42,532)
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges	28,722	21,927	(4,039)
Cumulative effect for the adoption of ASU 2017-12, net of income tax effect	—	—	432
Foreign currency translation adjustment	(105)	28	(57)
Other comprehensive income (loss), net of tax	84,216	(101,402)	(46,196)
Comprehensive income	614,456	228,377	307,083
Less:
Other comprehensive income attributable to noncontrolling interest	$—	$—	$592
Dividend on preferred shares	45,740	41,362	13,646
Comprehensive income attributable to common shareholders	$568,716	$187,015	$292,845

Tax (benefit) provision on change in derivative instruments designated as cash flow hedges	$3,586	$(10,694)	$(6,121)
Tax (benefit) provision on reclassification of (gain) loss on derivative instruments designated as cash flow hedges	$1,916	$1,144	$(2,009)
Tax (benefit) provision on cumulative effect for the adoption of ASU 2017-12	$—	$—	$277

The accompanying notes to the consolidated financial statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share amounts)

	Preferred Shares		Common Shares		Treasury Shares		Add'l Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Non controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	—	$—	80,843,472	$809	1,853,148	$(58,114)	$896,811	$1,349,627	$14,563	$121,513	$2,325,209
Issuance of preferred shares, net of offering expenses	16,200,000	405,000	—	—	—	—	(14,232)	—	—	—	390,768
Share-based compensation	—	—	311,257	3	—	—	8,960	—	—	—	8,963
Treasury shares acquired	—	—	—	—	6,918,197	(220,396)	—	—	—	—	(220,396)
Share repurchase to settle shareholder tax obligations	—	—	(174.896)	(2)	—	—	(5,664)	—	—	—	(5,666)
Net income (loss)	—	—	—	—	—	—	—	352,687	—	592	353,279
Other comprehensive income (loss)	—	—	—	—	—	—	—	(432)	(46,196)	—	(46,628)
Purchase of noncontrolling interests	—	—	—	—	—	—	16,850	—	—	(120,027)	(103,177)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(2,078)	(2,078)
Common shares dividend declared	—	—	—	—	—	—	—	(155,714)	—	—	(155,714)
Preferred shares dividend declared	—	—	—	—	—	—	—	(12,323)	—	—	(12,323)
Balance as of December 31, 2019	16,200,000	$405,000	80,979,833	$810	8,771,345	$(278,510)	$902,725	$1,533,845	$(31,633)	$—	$2,532,237
Issuance of preferred shares, net of offering expenses	6,000,000	150,000	—	—	—	—	(5,140)	—	—	—	144,860
Share-based compensation	—	—	225,499	3	—	—	9,893	—	—	—	9,896
Treasury shares acquired	—	—	—	—	5,129,981	(158,312)	—	—	—	—	(158,312)
Share repurchase to settle shareholder tax obligations	—	—	(53,609)	(1)	—	—	(2,155)	—	—	—	(2,156)
Net income (loss)	—	—	—	—	—	—	—	329,779	—	—	329,779
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(101,402)	—	(101,402)
Common shares dividend declared	—	—	—	—	—	—	—	(148,021)	—	—	(148,021)
Preferred shares dividend declared	—	—	—	—	—	—	—	(40,933)	—	—	(40,933)
Balance as of December 31, 2020	22,200,000	$555,000	81,151,723	$812	13,901,326	$(436,822)	$905,323	$1,674,670	$(133,035)	$—	$2,565,948
Issuance of preferred shares, net of offering expenses	7,000,000	175,000	—	—	—	—	(6,177)	—	—	—	168,823
Share-based compensation	—	—	231,383	2	—	—	9,363	—	—	—	9,365
Treasury shares acquired	—	—	—	—	1,528,173	(85,538)	—	—	—	—	(85,538)
Share repurchase to settle shareholder tax obligations	—	—	(87,740)	(1)	—	—	(4,285)	—	—	—	(4,286)
Net income (loss)	—	—	—	—	—	—	—	530,240	—	—	530,240
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	84,216	—	84,216
Common shares dividend declared	—	—	—	—	—	—	—	(158,735)	—	—	(158,735)
Preferred shares dividend declared	—	—	—	—	—	—	—	(45,321)	—	—	(45,321)
Balance as of December 31, 2021	29,200,000	$730,000	81,295,366	$813	15,429,499	$(522,360)	$904,224	$2,000,854	$(48,819)	$—	$3,064,712

The accompanying notes to the consolidated financial statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash flows from operating activities:
Net income (loss)	$530,240	$329,779	$353,279
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	626,240	542,128	536,131
Amortization of deferred debt cost and other debt related amortization	11,603	12,973	12,806
Lease related amortization	17,654	23,878	41,926
Share-based compensation expense	9,365	9,896	8,963
Net (gain) loss on sale of leasing equipment	(107,060)	(37,773)	(27,041)
Unrealized (gain) loss on derivative instruments	—	286	3,107
Debt termination expense	133,853	24,734	2,543
Deferred income taxes	43,077	35,662	27,181
Changes in operating assets and liabilities:
Accounts receivable	(50,336)	(9,955)	51,242
Deferred revenue	83,600	90	3,637
Accounts payable and accrued expenses	(6,860)	(28,360)	3,963
Net equipment sold (purchased) for resale activity	7,606	14,503	(3,837)
Cash received (paid) for settlement of interest rate swaps	5,497	(5,074)	(22,330)
Cash collections on finance lease receivables, net of income earned	74,117	78,333	72,721
Other assets	26,568	(47,348)	(2,385)
Net cash provided by (used in) operating activities	1,405,164	943,752	1,061,906
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(3,434,394)	(744,129)	(240,170)
Proceeds from sale of equipment, net of selling costs	217,078	255,104	217,296
Other	(70)	8	(846)
Net cash provided by (used in) investing activities	(3,217,386)	(489,017)	(23,720)
Cash flows from financing activities:
Issuance of preferred shares, net of underwriting discount	169,488	145,275	392,242
Purchases of treasury shares	(82,528)	(158,312)	(222,236)
Debt issuance costs	(42,631)	(26,814)	(8,751)
Borrowings under debt facilities	8,690,006	3,495,445	1,697,200
Payments under debt facilities and finance lease obligations	(6,635,987)	(3,737,150)	(2,608,960)
Dividends paid on preferred shares	(45,321)	(40,933)	(12,323)
Dividends paid on common shares	(157,312)	(146,476)	(153,861)
Distributions to noncontrolling interests	—	—	(2,078)
Purchase of noncontrolling interests	—	—	(103,039)
Other	(4,951)	(2,746)	(6,947)
Net cash provided by (used in) financing activities	1,890,764	(471,711)	(1,028,753)
Net increase (decrease) in cash, cash equivalents and restricted cash	$78,542	$(16,976)	$9,433
Cash, cash equivalents and restricted cash, beginning of period	151,996	168,972	159,539
Cash, cash equivalents and restricted cash, end of period	$230,538	$151,996	$168,972
Supplemental disclosures:
Interest paid	$211,412	$244,280	$306,827
Income taxes paid (refunded)	$7,933	$2,191	$(895)
Right-of-use asset for leased property	$2,517	$543	$7,616
Supplemental non-cash investing activities:
Equipment purchases payable	$429,568	$191,777	$24,685
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

Concentration of Credit Risk

The Company's equipment leases and trade receivables subject it to potential credit risk. The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis. The Company's largest customer accounted for 21%, 22%, and 21% of its lease billings during 2021, 2020, and 2019, respectively, and accounted for 26% and 23% of its accounts receivable as of December 31, 2021 and 2020, respectively. The Company's second largest customer accounted for 16% of its lease billings during 2021 and 14% during both 2020 and 2019, and accounted for 11% of its accounts receivable as of December 31, 2021 and 6% as of December 31, 2020. The Company's third largest customer accounted for 10%, 9.0%, and 5.0% of its lease billings during 2021, 2020, and 2019, respectively, and accounted for 5% of its accounts receivable as of both December 31, 2021 and 2020.
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

Allowance for Doubtful Accounts

The Company's allowance for doubtful accounts is estimated based upon a review of the collectability of its receivables. This review is based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions. Generally, the Company does not require collateral on accounts receivable balances. An account is considered past due when a payment has not been received in accordance with the contractual terms. Changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. The allowance for doubtful accounts is intended to provide for losses in the receivables, and requires the application of estimates and judgments as to the outcome of collection efforts, among other things. The Company believes its allowance for doubtful accounts is adequate to provide for credit losses inherent in its existing receivables.

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

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Investment in Finance Leases

The Company has entered into various lease agreements that qualify as finance leases. These leases are long-term in nature, ranging for a period of three to fourteen years, and typically include an option to purchase the equipment at the end of the lease term for a nominal price that the Company deems reasonably certain to be exercised. At the inception of a finance lease, a net investment is recorded based on the gross investment (representing the total future minimum lease payments plus the estimated residual value), net of unearned income. Unearned income represents the excess of the gross investment over the fair value of the leased equipment at lease commencement. Any gain or loss is recognized at commencement and recorded in Net gain on sale of leasing equipment.

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

The estimated useful lives and residual values of the Company's leasing equipment are based on the Company's expectations for future used container sale prices. The Company evaluates estimates used in its depreciation policies on a regular basis to determine whether changes have taken place that would suggest that a change in its depreciation estimates for useful lives or the assigned residual values of its equipment is warranted. For 2021, the Company completed its annual depreciation policy assessment during the fourth quarter and concluded no change was necessary.
The estimated useful lives and residual values for each major equipment type for the periods indicated below were as follows:

	As of December 31, 2021 and 2020
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

For leasing equipment purchased for resale that may be leased for a period of time, the Company adjusts its estimates for remaining useful life and residual values based on our expectations for how long the equipment will remain on-hire to the current lessee and the expected sales market for older containers when these units are redelivered.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The net book value of the Company's leasing equipment by equipment type as of the dates indicated was (in thousands):

	December 31, 2021	December 31, 2020
Dry container	$8,087,346	$6,589,960
Refrigerated container	1,556,673	1,483,820
Special container	297,925	307,765
Tank container	102,220	97,982
Chassis	156,949	151,169
Total	$10,201,113	$8,630,696

Included in the amounts above are units not on lease at December 31, 2021 and 2020 with a total net book value of $391.3 million and $173.2 million, respectively. A large majority of the units not on lease at December 31, 2021 are recently purchased equipment.

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

The Company did not record any impairment charges related to leasing equipment for the years ended December 31, 2021, 2020, and 2019.

Equipment Held for Sale

When leasing equipment is returned off lease, the Company makes a determination of whether to repair and re-lease the equipment or sell the equipment. At the time the Company determines that equipment will be sold, it reclassifies the carrying value of leasing equipment to equipment held for sale. Equipment held for sale is recorded at the lower of its estimated fair value less costs to sell or carrying value at the time identified for sale. Depreciation expense on equipment held for sale is halted and disposals generally occur within 90 days. Initial write downs of equipment held for sale to fair value are recorded as an impairment charge and are included in Net gain on sale of leasing equipment. Subsequent increases or decreases to the fair value of those assets are recorded as adjustments to the carrying value of the equipment held for sale, however, any such adjustments may not exceed the respective equipment's carrying value at the time it was initially classified as held for sale. Realized gains and losses resulting from the sale of equipment held for sale are recorded in Net gain on sale of leasing equipment, and cash flows associated with the disposal of equipment held for sale are classified as cash flows from investing activities.

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

The Company elected to perform the qualitative assessment for its evaluation of goodwill impairment during the year ended December 31, 2021 and concluded there was no impairment. For the years ended December 31, 2021, 2020, and 2019, the Company did not record any goodwill impairments.

Intangible Assets

Intangible assets with finite useful lives such as acquired lease intangibles are initially recorded at fair value and are amortized over their respective estimated useful lives and subsequently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company has not recorded any impairment charges related to intangible assets for the years ended December 31, 2021, 2020, and 2019.

Revenue Recognition

Operating Leases with Customers

The Company enters into long-term leases and service leases with ocean carriers, principally as lessor in operating leases, for marine cargo equipment. Long-term leases provide customers with specified equipment for a specified term. The Company's leasing revenues are based upon the number of equipment units leased, the applicable per diem rate and the length

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the lease. Long-term leases typically have initial contractual terms ranging from five to eight or more years. Revenues are recognized on a straight-line basis over the life of the respective lease. Revenue from advance billings are deferred and recognized in the period earned. Service leases do not specify the exact number of equipment units to be leased or the term that each unit will remain on-hire, but allow the lessee to pick-up and drop-off units at various locations specified in the lease agreement. Under a service lease, rental revenue is based on the number of equipment units on-hire for a given period. Revenue from customers considered to be non-performing is deferred and recognized when the amounts are received.

The Company recognizes billings to customers for damages and certain other operating costs as leasing revenue when earned based on the terms of the contractual agreements with the customer.

Finance Leases with Customers

The Company enters into finance leases as lessor for some of the equipment in its fleet. At the inception of the lease, the Company records the total future minimum lease payments plus the estimated residual value, net of executory costs, if any. Cash deposits reduce the net finance lease receivable and are recorded on the statement of cash flows as deferred revenue within operating activities. The net investment in finance leases represents the receivables due from lessees, net of unearned income and amounts previously billed, which are included in accounts receivable. Unearned income, which also includes any initial direct costs, is recognized on a constant yield basis over the lease term and is recorded as leasing revenue. The Company's finance leases are usually long-term in nature and typically include an option to purchase the equipment at the end of the lease term for a nominal price that the Company deems reasonably certain to be exercised.

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

Derivative Instruments

The Company primarily uses derivatives in the management of its interest rate exposure on its long-term borrowings. The Company records derivative instruments on its balance sheet at fair value and establishes criteria for both the designation and effectiveness of hedging activities.

The Company has entered into interest rate swap agreements with certain financial institutions. The interest rate swap agreements require the Company to make payments to counterparties at fixed rates in return for receipts based upon variable rates indexed to the London Interbank Offered Rate ("LIBOR") or its replacement rate.

Derivative instruments are designated or non-designated for hedge accounting purposes. The fair value of the derivative instruments is measured at each balance sheet date and is reflected on a gross basis on the consolidated balance sheets. The change in fair value of the derivative instruments designated as a cash flow hedge are recorded on the consolidated balance sheets in accumulated other comprehensive income (loss) and are re-classified to interest and debt expense when the hedged interest payments are recognized. The change in fair value of non-designated derivative instruments is recorded in the consolidated statements of operations as other (income) expense, net.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Non-controlling Interests

During 2019, the Company acquired all of the remaining third-party partnership interests in Triton Container Investments LLC ("TCI"), a fully consolidated entity, for an aggregate of $103.0 million in cash and recognized a benefit of $16.9 million in the consolidated statements of shareholders' equity.

Foreign Currency Translation and Re-measurement

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

The Company also has certain cash accounts, certain finance lease receivables and certain obligations that are denominated in currencies other than the Company's functional currency. These assets and liabilities are generally denominated in euros or British pounds, and are re-measured at each balance sheet date at the exchange rates in effect as of those dates. The impact of changes in exchange rates on the re-measurement of assets and liabilities are included in administrative expenses on the consolidated statements of operations. Net foreign currency exchange gains or losses was a loss of $1.0 million for the year ended December 31, 2021, a gain of $0.4 million for the year ended December 31, 2020 and a loss of $0.8 million for the year ended December 31, 2019.

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

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company excluded a de minimus amount of anti-dilutive restricted common shares from its calculation of diluted earnings per share for the years ended December 31, 2021, 2020, and 2019.

Recently Issued Accounting Standards Update

Lessors - Certain Leases with Variable Lease Payments

In July 2021, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2021-05, Lease (Topic 842): Lessors - Certain Leases with Variable Lease Payments. This guidance amends the lease classification accounting for lessors for certain leases with variable lease payments that do not depend on a reference index or a rate and would have resulted in the recognition of a loss at lease commencement if classified as a sales-type or direct financing lease. Under the new guidance, these leases will be classified as an operating lease. The amendments are effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company will adopt this standard on January 1, 2022. Based on the nature of our finance leases, the Company does not expect the adoption of this ASU to have an impact on the consolidated financial statements.

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

	December 31, 2021	December 31, 2020
Equipment held for sale	$239	$4,001

An impairment charge is recorded when the carrying value of the asset exceeds its fair value less cost to sell. The following table summarizes the Company's net impairment charges recorded in Net gain on sale of leasing equipment on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2021	2020	2019
Impairment (loss) reversal on equipment held for sale	$16	$(3,532)	$(5,299)
Gain (loss) on sale of equipment, net of selling costs	107,044	41,305	32,340
Net gain on sale of leasing equipment	$107,060	$37,773	$27,041

Note 4—Intangible Assets

Intangible assets consist of lease intangibles for leases acquired with lease rates above market in a business combination. The following table summarizes the amortization of intangible assets as of December 31, 2021 (in thousands):

Years ending December 31,	Total Intangible Assets
2022	$10,497
2023	4,657
2024	1,963
Total	$17,117

Amortization expense related to intangible assets was $16.5 million, $22.5 million, and $37.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Restricted Cash

The components of restricted cash as of December 31, 2021 and December 31, 2020 were as follows (in thousands):

	December 31, 2021	December 31, 2020
Collection accounts	$37,372	$27,673
Trust accounts	31,628	19,001
Other restricted cash accounts	55,370	43,810
Total restricted cash	$124,370	$90,484

Collection accounts

Pursuant to certain debt agreements, the Company maintains bank accounts for collections related to certain containers that are financed ("the Collection Accounts"). Cash proceeds collected from leasing and disposition are deposited into the Collection Accounts. Similarly, all expenses related to the operation of the containers are paid from the Collection Accounts.

Trust accounts

Pursuant to certain debt agreements, cash is transferred from the Collection Accounts to separate accounts (the "Trust Accounts"). The Trust Accounts are maintained by the Company on behalf of certain Asset Backed Securitization ("ABS") noteholders. The cash in the Trust Accounts is used to pay related ABS debt service and related expenses. After such payments, any remaining cash in these accounts is transferred to certain unrestricted bank accounts of the Company and is included in cash and cash equivalents on the consolidated balance sheets.

Other restricted cash accounts

Pursuant to certain asset-backed debt agreements, cash is held at separate accounts in order to maintain an amount equal to projected interest expense for a specified number of months.

Note 6—Debt

The table below summarizes the Company's key terms and carrying value of debt (in thousands):

	Contractual Weighted Avg Interest Rate(1)	Maturity Range(1)		December 31, 2021	December 31, 2020
		From	To
Asset-backed securitization term notes	1.98%	Aug 2023	Feb 2031	$3,801,777	$2,920,807
Institutional notes	—%	—	—	—	1,642,314
Corporate notes	1.82%	Aug 2023	Jun 2031	2,300,000	—
Term loan facilities	1.49%	May 2026	May 2026	1,176,000	840,000
Asset-backed securitization warehouse	1.95%	Nov 2027	Nov 2027	225,000	264,000
Revolving credit facilities	1.48%	Oct 2026	Oct 2026	1,112,000	760,500
Finance lease obligations	4.93%	Feb 2022	Feb 2022	15,042	17,304
Total debt outstanding				8,629,819	6,444,925
Unamortized debt costs				(63,794)	(42,747)
Unamortized debt premiums & discounts				(3,508)	(599)
Unamortized fair value debt adjustment				—	1,691
Debt, net of unamortized costs				$8,562,517	$6,403,270
(1)     Data as of December 31, 2021.

The fair value of total debt outstanding was $8,572.9 million and $6,536.5 million as of December 31, 2021 and December 31, 2020, respectively, and was measured using Level 2 inputs.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2021, the maximum borrowing levels for the ABS warehouse and the revolving credit facilities are $1,125.0 million and $2,000.0 million, respectively. These facilities are governed by either borrowing bases or an unencumbered asset test that limits borrowing capacity. As of December 31, 2021, the availability under these credit facilities without adding additional assets to the borrowing base was approximately $1,034.2 million.

The Company is subject to certain financial covenants under its debt agreements. As of December 31, 2021 and December 31, 2020, the Company was in compliance with all financial covenants in accordance with the terms of its debt agreements.

The Company hedges the risks associated with fluctuations in interest rates on a portion of its floating-rate debt by entering into interest rate swap agreements that convert a portion of its floating-rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The following table summarizes the Company's outstanding fixed-rate and floating-rate debt as of December 31, 2021 (in thousands):

	Balance Outstanding	Contractual Weighted Avg Interest Rate	Maturity Range		Weighted Avg Remaining Term
			From	To
Excluding impact of derivative instruments:
Fixed-rate debt	$5,513,840	1.95%	Feb 2022	Jun 2031	4.7 years
Floating-rate debt	$3,115,979	1.56%	Aug 2023	Nov 2027	3.9 years

Including impact of derivative instruments:
Fixed-rate debt	$5,513,840	1.95%
Hedged floating-rate debt	1,929,729	3.34%
Total fixed and hedged debt	7,443,569	2.31%
Unhedged floating-rate debt	1,186,250	1.56%
Total	$8,629,819	2.21%

The Company issued the following corporate notes during the year ended December 31, 2021:

Date	Total Offering	Contractual Interest Rate	Maturity
April 15, 2021	$600.0 Million	2.05%	Apr 2026
June 7, 2021	$500.0 Million	1.15%	Jun 2024
June 7, 2021	$600.0 Million	3.15%	Jun 2031
August 6, 2021	$600.0 Million	0.80%	Aug 2023

The Company issued the following ABS fixed rate series during the year ended December 31, 2021:

Date	Total Offering	Contractual Weighted Avg Interest Rate	Expected Maturity
February 3, 2021	$502.9 Million	1.69%	Feb 2031
March 17, 2021	$725.0 Million	1.89%	Dec 2030

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

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

unamortized debt costs and fair value adjustments. The cash paid for the make-whole premium is classified under financing cash flows as payments under debt facilities and finance lease obligations.

On October 14, 2021, the Company amended its revolving facility which increased its borrowing capacity to $2,000.0 million. As a result, the company wrote off $0.7 million of debt related costs. Additionally on this date, the Company prepaid a term loan and a revolving facility, which resulted in an additional write off of $0.6 million of debt related costs.

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

Institutional Notes

The Company's institutional notes were fully redeemed during the year ended December 31, 2021.

Corporate Notes

The Company’s corporate notes are unsecured and have maturities ranging from 2 -10 years and interest payments due semi-annually. The corporate notes are pre-payable (in whole or in part) at the Company's option at any time prior to the maturity date, subject to certain provisions in the corporate note agreements, including the payment of a make-whole premium in respect to such prepayment.

Term Loan Facility

The Company's term loan facility has a maturity date of May 27, 2026, which amortizes in quarterly installments. This facility is subject to covenants customary for unsecured financings of this type, primarily financial covenants that require us to maintain a maximum ratio of unencumbered assets to certain financial indebtedness.

Asset-Backed Securitization Warehouse

Under the Company's ABS warehouse facility, an indirect wholly-owned subsidiary of the Company issues ABS notes. This subsidiary is intended to be bankruptcy remote so that such assets are not available to creditors of the Company or its affiliates until and unless the related secured borrowings have been fully discharged. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings.

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

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revolving Credit Facility

The revolving credit facility has a maturity date of October 14, 2026, and has a maximum borrowing capacity of $2,000.0 million. This facility is subject to covenants customary for unsecured financings of this type, primarily financial covenants that require us to maintain a maximum ratio of unencumbered assets to certain financial indebtedness.

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

Debt Maturities

At December 31, 2021, the Company's scheduled principal repayments and maturities, including finance lease obligations, were as follows (in thousands):

Years ending December 31,
2022	$477,618
2023	1,230,460
2024	1,254,012
2025	430,497
2026	2,838,602
2027 and thereafter	2,398,630
Total	$8,629,819

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

Certain assets of the Company's subsidiaries are pledged as collateral for various ABS facilities and the amounts payable under certain derivative agreements. Additionally, the Company may be required to post cash collateral on these agreements. Any amounts of cash collateral posted are included in Other assets on the consolidated balance sheet and are presented in operating activities of the consolidated statements of cash flows. As of December 31, 2021, the Company has cash collateral of $17.0 million related to interest rate swap contracts.

During the year ended December 31, 2021, the Company entered into the following hedging instruments:

Derivative Instrument	Date Effective	Notional Amount	Fixed Leg (Pay) Interest Rate	Indexed To	Scheduled Maturity
Interest rate cap	May 24, 2021	$200.0 million	n/a	1 month LIBOR	November 13, 2023
Interest rate swap	October 29, 2021	$300.0 million	1.21%	1 month LIBOR	October 29, 2031(1)
(1)    Mandatory termination date of July 29, 2022.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On April 15, 2021, the Company canceled and simultaneously entered into an interest rate swap with a notional amount of $93.8 million. The Company paid $0.1 million for the cancellation of the existing contract. The new contract has a scheduled maturity date of April 20, 2024 and is indexed to 1 month LIBOR with a fixed leg interest rate of 0.25%.

In conjunction with the redemption of the institutional notes, the Company entered into and subsequently canceled the following interest rate swaps that were in place to hedge the impact of interest rate changes related to the make-whole premium payment during the notification period. The settlement of these swaps of $0.9 million is presented in debt termination expense on the consolidated statement of operations and in payments under debt facilities and finance lease obligations within the financing section of the consolidated statement of cash flows.

Derivative Instrument	Date Canceled	Notional Amount	Funds Received (Paid)
Interest rate swap	June 25, 2021	$72.5 million	$— million
Interest rate swap	June 25, 2021	$195.9 million	$(0.9) million

As of December 31, 2021, the Company had interest rate swap and cap agreements in place to fix or limit the floating interest rates on a portion of the borrowings under its debt facilities summarized below:

Derivatives	Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Cap Rate	Weighted Average Remaining Term
Interest Rate Swap(1)	$1,929.7 million	1.9%	n/a	5.1 years
Interest Rate Cap	$400.0 million	n/a	5.5%	1.9 years
(1)     The impact of forward starting swaps will increase total notional amount by $350.0 million and increase the weighted average remaining term to 6.0 years.

Unrealized losses of $24.7 million related to interest rate swap and cap agreements included in accumulated other comprehensive income (loss) are expected to be recognized in Interest and debt expense over the next twelve months.

The following table summarizes the impact of derivative instruments on the consolidated statements of operations and the consolidated statements of comprehensive income on a pretax basis (in thousands):

		Year Ended December 31,
	Financial statement caption	2021	2020	2019
Non-Designated Derivative Instruments
Realized (gains) losses	Other (income) expense, net	$—	$(224)	$(2,237)
Realized (gains) losses	Debt termination expense	$883	$—	$—
Unrealized (gains) losses	Other (income) expense, net	$—	$286	$3,107
Designated Derivative Instruments
Realized (gains) losses	Interest and debt (income) expense	$30,638	$23,071	$(6,048)
Unrealized (gains) losses	Comprehensive (income) loss	$(59,185)	$134,051	$48,653

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

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

response to the expected phase out of LIBOR, the Company continues to work with its counterparties to identify an alternative reference rate. Substantially all of the Company's debt agreements already include transition language, and the Company also adopted various practical expedients which will facilitate the transition.

The Company presents the fair value of derivative financial instruments on a gross basis as a separate line item on the consolidated balance sheet. As of December 31, 2021 and 2020, the Company has no material non-designated instruments.

Note 8—Leases

Lessee

The Company's leases are primarily for multiple office facilities which are contracted under various cancelable and non-cancelable operating leases, most of which provide extension or early termination options. The Company's lease agreements do not contain any residual value guarantees or material restrictive covenants.

The weighted average implicit rate was 3.50% and 4.04% for the years ended December 31, 2021 and 2020, respectively and the weighted average remaining lease term was 2.1 years and 2.6 years for the years ended December 31, 2021 and 2020, respectively.

The following table summarizes the impact of the Company's leases in its financial statements (in thousands):

Balance Sheet	Financial statement caption		December 31, 2021	December 31, 2020
Right-of-use asset - operating	Other assets		$5,099	$5,062
Lease liability - operating	Accounts payable and other accrued expenses		$5,790	$6,088

Income Statement	Financial statement caption	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating lease cost(1)	Administrative expenses	$3,183	$3,005	$3,012

(1)     Includes short-term leases that are immaterial.

Cash paid for amounts of lease liabilities included in operating cash flows was $3.3 million, $3.1 million, and $3.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.

The following represents our future undiscounted cash flows related to lease liabilities for each of the next five years and thereafter as of December 31, 2021 (in thousands):

Years ending December 31,
2022	$3,257
2023	2,132
2024	450
2025	134
2026	—
2027 and thereafter	—
Total undiscounted future cash flows related to lease payments	$5,973
Less: imputed interest	(183)
Total present value of lease liability	$5,790

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lessor

Operating Leases

The following is the minimum future rental income as of December 31, 2021 under non-cancelable operating leases, assuming the minimum contractual lease term (in thousands):

Years ending December 31,
2022	$1,133,267
2023	948,074
2024	796,752
2025	663,274
2026	504,396
2027 and thereafter	1,581,217
Total	$5,626,980

As of December 31, 2021, the Company has deferred revenue balances related to leases with uneven payment terms. We expect to amortize these amounts into revenue as follows (in thousands):

Years ending December 31,
2022	$6,677
2023	9,432
2024	11,938
2025	11,611
2026	11,013
2027 and thereafter	41,527
Total	$92,198

Finance Leases

The following table summarizes the components of the net investment in finance leases (in thousands):

	December 31, 2021	December 31, 2020
Future minimum lease payment receivable(1)	$2,122,165	$355,755
Estimated residual receivable(2)	205,994	53,892
Gross finance lease receivables(3)	2,328,159	409,647
Unearned income(4)	(769,869)	(127,516)
Net investment in finance leases(5)	$1,558,290	$282,131
(1)     There were no executory costs included in gross finance lease receivables as of December 31, 2021 and December 31, 2020.
(2)    The Company's finance leases generally include a purchase option at nominal amounts that is reasonably certain to be exercised, and therefore, the Company has immaterial residual value risk for assets.
(3)    The gross finance lease receivable is reduced as billed to customers and reclassified to accounts receivable until paid by customers.
(4)     There were no unamortized initial direct costs as of December 31, 2021 and December 31, 2020.
(5)    One major customer represented 91% and 75% of the Company's finance lease portfolio as of December 31, 2021 and 2020, respectively. No other customer represented more than 10% of the Company's finance lease portfolio in each of those years.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturities of the Company's gross finance lease receivables subsequent to December 31, 2021 are as follows (in thousands):

Years ending December 31,
2022	$202,217
2023	188,577
2024	185,251
2025	184,123
2026	181,847
2027 and thereafter	1,386,144
Total	$2,328,159

The Company’s finance lease portfolio lessees are primarily comprised of the largest international shipping lines. In its estimate of expected credit losses, the Company evaluates the overall credit quality of its finance lease portfolio. The Company considers an account past due when a payment has not been received in accordance with the terms of the related lease agreement and maintains allowances, if necessary, for doubtful accounts. These allowances are based on, but not limited to, historical experience which includes stronger and weaker economic cycles, each lessee's payment history, management's current assessment of each lessee's financial condition, consideration of current economic conditions and reasonable market forecasts. As of December 31, 2021 and December 31, 2020 the Company does not have an allowance on its gross finance lease receivables and does not have any material past due balances.

Note 9—Share-Based Compensation

The Company's 2016 Equity Incentive Plan ("2016 Equity Plan") provides for the granting of service-based and performance-based restricted shares and units to executives, employees and directors. The maximum aggregate number of shares and units that may be issued under the 2016 Equity Plan is 5,000,000 common shares and units. Any awards issued under the 2016 Equity Plan that are forfeited by the participant, will become available for future grant under the 2016 Equity Plan.

The following table summarizes the Company's restricted share activity for the year ended December 31, 2021:

	Number of Shares	Weighted Average Fair Value
Non-vested balance at December 31, 2020	637,803	$35.78
Shares/units granted(1)	206,792	51.70
Shares/units vested(2)	(245,768)	49.32
Shares/units forfeited	(398)	51.27
Non-vested balance at December 31, 2021	598,429	$40.15
(1)     Additional shares and units may be granted based upon the satisfaction of certain performance criteria.
(2)    Plan participants tendered 87,740 common shares to satisfy income tax withholding obligations. These shares were subsequently retired by the Company.

The share-based compensation expense for the years ended December 31, 2021, 2020 and 2019 included in administrative expenses on the consolidated statements of operations was $9.4 million, $9.9 million, and $9.0 million, respectively. Share based compensation expense includes charges for performance-based shares and units that are deemed probable to vest.

As of December 31, 2021, the total unrecognized compensation expense related to non-vested restricted share awards and units was approximately $9.2 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 1.7 years.

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

During the year ended December 31, 2021, the Company repurchased a total of 1,528,173 common shares at an average price per-share of $55.95 for a total of $85.5 million. As of December 31, 2021, $146.9 million remains available under the share repurchase program.

Preferred Shares

The following table summarizes the Company's preferred share issuances (the "Series"):

Preferred Share Offering	Issuance	Liquidation Preference (in thousands)	# of Shares(1)	Underwriting Discounts (in thousands)
Series A 8.50% Cumulative Redeemable Perpetual Preference Shares ("Series A")	March 2019	$86,250	3,450,000	$2,717
Series B 8.00% Cumulative Redeemable Perpetual Preference Shares ("Series B")	June 2019	143,750	5,750,000	$4,528
Series C 7.375% Cumulative Redeemable Perpetual Preference Shares ("Series C")	November 2019	175,000	7,000,000	$5,513
Series D 6.875% Cumulative Redeemable Perpetual Preference Shares ("Series D")	January 2020	150,000	6,000,000	$4,725
Series E 5.75% Cumulative Redeemable Perpetual Preference Shares ("Series E")	August 2021	175,000	7,000,000	$5,513
		$730,000	29,200,000	$22,996
(1)     Represents number of shares authorized, issued, and outstanding.

As a result of these offerings, the Company received $707.0 million in aggregate net proceeds which were used for general corporate purposes, including the purchase of containers, the repurchase of outstanding common shares, the payment of dividends, and the repayment or repurchase of outstanding indebtedness.

Each Series of preferred shares may be redeemed at the Company's option, at any time after approximately five years from original issuance, in whole or in part at a redemption price, plus an amount equal to all accumulated and unpaid dividends, whether or not declared. The Company may also redeem each Series of preferred shares prior to the lapse of the five year period upon the occurrence of certain events as described in each agreement, such as transactions that either transfer ownership of substantially all assets to a single entity or establish a majority voting interest by a single entity, and cause a downgrade or withdrawal of rating by the rating agency within 60 days of the event. If the Company does not elect to redeem each Series upon the occurrence of the preceding events, holders of preferred shares may have the right to convert their preferred shares into common shares. Specifically for Series E only, the Company may redeem the Series E Preference Shares if an applicable rating agency changes the methodology or criteria that were employed in assigning equity credit to securities similar to the Series E Preference Shares when originally issued, which either (a) shortens the period of time during which equity credit pertaining to the Series E Preference Shares would have been in effect had the methodology not been changed or (b) reduces the amount of equity credit as compared with the amount of equity credit that the rating agency had assigned to the Series E Preference Shares when originally issued.

Holders of preferred shares generally have no voting rights. If the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive), holders will be entitled to elect two additional directors to the Board of

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company paid the following dividends during the years ended December 31, 2021, 2020, and 2019 on its issued and outstanding Series (in millions except for the per-share amounts):

	Year ended December 31,
	2021		2020		2019
Series	Per Share Payment	Aggregate Payment	Per Share Payment	Aggregate Payment	Per Share Payment	Aggregate Payment
A(1)	$2.12	$7.2	$2.12	$7.2	$1.59	$5.5
B	$2.00	$11.6	$2.00	$11.6	$0.95	$5.5
C(1)	$1.84	$12.8	$1.84	$12.8	$0.19	$1.3
D(1)	$1.72	$10.4	$1.53	$9.3	$—	$—
E(1)	$0.47	$3.3	$—	$—	$—	$—
Total		$45.3		$40.9		$12.3
(1)     Per share payments rounded to the nearest whole cent.

As of December 31, 2021, the Company had cumulative unpaid preferred dividends of $2.2 million.

Common Share Dividends

The Company paid the following dividends during the years ended December 31, 2021, 2020, 2019 on its issued common shares (in millions except for the per-share amounts):

Year Ended December 31,
2021		2020		2019
Per Share Payment	Aggregate Payment	Per Share Payment	Aggregate Payment	Per Share Payment	Aggregate Payment
$2.36	$157.3	$2.13	$146.5	$2.08	$153.9

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2019	$19,043	$(4,480)	$14,563
Change in derivative instruments designated as cash flow hedges(1)	(42,532)	—	(42,532)
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	(4,039)	—	(4,039)
Cumulative effect for the adoption of ASU 2017-12, net of income tax effect	432	—	432
Foreign currency translation adjustment	—	(57)	(57)
Balance at December 31, 2019	$(27,096)	$(4,537)	$(31,633)
Change in derivative instruments designated as cash flow hedges(1)	(123,357)	—	(123,357)
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	21,927	—	21,927
Foreign currency translation adjustment	—	28	28
Balance at December 31, 2020	$(128,526)	$(4,509)	$(133,035)
Change in derivative instruments designated as cash flow hedges(1)	55,599	—	55,599
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	28,722	—	28,722
Foreign currency translation adjustment	—	(105)	(105)
Balance at December 31, 2021	$(44,205)	$(4,614)	$(48,819)
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

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarizes our segment information and the consolidated totals reported (in thousands):

As of and for the Year Ended December 31, 2021	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$1,519,434	$14,446	$1,533,880
Trading margin	—	34,099	34,099
Net gain on sale of leasing equipment	107,060	—	107,060
Depreciation and amortization expense	625,519	721	626,240
Interest and debt expense	220,292	1,732	222,024
Segment income (loss) before income taxes(1)	673,477	40,973	714,450
Equipment held for sale	16,936	31,810	48,746
Goodwill	220,864	15,801	236,665
Total assets	12,543,270	100,568	12,643,838
Purchases of leasing equipment and investments in finance leases(2)	$3,434,394	$—	$3,434,394

As of and for the Year Ended December 31, 2020	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$1,300,346	$7,561	$1,307,907
Trading margin	—	14,799	14,799
Net gain on sale of leasing equipment	37,773	—	37,773
Depreciation and amortization expense	541,406	722	542,128
Interest and debt expense	251,145	1,834	252,979
Segment income (loss) before income taxes(1)(3)	375,957	17,082	393,039
Equipment held for sale	43,275	24,036	67,311
Goodwill	220,864	15,801	236,665
Total assets	9,612,251	100,282	9,712,533
Purchases of leasing equipment and investments in finance leases(2)	$744,129	$—	$744,129

As of and for the Year Ended December 31, 2019	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$1,344,733	$2,536	$1,347,269
Trading margin	—	14,508	14,508
Net gain on sale of leasing equipment	27,041	—	27,041
Depreciation and amortization expense	535,427	704	536,131
Interest and debt expense	314,805	1,365	316,170
Segment income (loss) before income taxes(1)	374,418	12,062	386,480
Equipment held for sale	89,755	24,749	114,504
Goodwill	220,864	15,801	236,665
Total assets	9,596,263	46,370	9,642,633
Purchases of leasing equipment and investments in finance leases(2)	$240,170	$—	$240,170
(1)     Segment income before income taxes excludes unrealized gains or losses on derivative instruments and debt termination expense. The Company recorded debt termination expense of $133.9 million, $24.7 million, and $2.5 million for the years ended December 31, 2021, 2020, and 2019, respectively and unrealized losses of nil, $0.3 million, and $3.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.
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

The following table summarizes the geographic allocation of equipment leasing revenues for the years ended December 31, 2021, 2020, and 2019 based on customers' primary domicile (in thousands):

	Year Ended December 31,
	2021	2020	2019
Total equipment leasing revenues:
Asia	$556,837	$471,820	$534,529
Europe	807,735	685,906	654,683
Americas	118,430	105,643	118,259
Bermuda	2,424	1,820	2,182
Other International	48,454	42,718	37,616
Total	$1,533,880	$1,307,907	$1,347,269

Since the majority of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, all of the Company's long-lived assets are considered to be international.

The following table summarizes the geographic allocation of equipment trading revenues for the years ended December 31, 2021, 2020 and 2019 based on the location of the sale (in thousands):

	Year Ended December 31,
	2021	2020	2019
Total equipment trading revenues:
Asia	$64,588	$22,748	$13,752
Europe	22,167	22,031	27,637
Americas	47,644	30,681	31,943
Bermuda	—	—	—
Other International	8,570	10,320	10,661
Total	$142,969	$85,780	$83,993

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

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the total income taxes for the periods indicated (in thousands):

	December 31, 2021	December 31, 2020	December 31, 2019
Current taxes:
Bermuda	$—	$—	$—
U.S.	6,528	2,518	(637)
Foreign	230	60	1,166
	$6,758	$2,578	$529
Deferred taxes:
Bermuda	$—	$—	$—
U.S.	43,604	35,628	26,843
Foreign	(5)	34	179
	43,599	35,662	27,022
Total income taxes	$50,357	$38,240	$27,551

The following table sets forth the components of income (loss) before income taxes (in thousands):

	December 31, 2021	December 31, 2020	December 31, 2019
Bermuda sources	$346,023	$200,453	$241,985
U.S. sources	233,518	166,031	135,758
Foreign sources	1,056	1,535	3,087
Income (loss) before income taxes	$580,597	$368,019	$380,830
The following table sets forth the difference between the Bermuda statutory income tax rate and the effective tax rate on the consolidated statements of operations for the periods indicated below:

	December 31, 2021	December 31, 2020	December 31, 2019
Bermuda tax rate	—%	—%	—%
Change in enacted tax act	—%	0.65%	—%
U.S. income taxed at other than the statutory rate	8.75%	9.80%	7.85%
Effect of uncertain tax positions	(0.09)%	(0.12)%	0.17%
Foreign income taxed at other than the statutory rate	0.11%	0.14%	0.14%
Effect of permanent differences	0.21%	0.19%	0.12%
Other discrete items	(0.31)%	(0.27)%	(1.05)%
Effective income tax rate	8.67%	10.39%	7.23%

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the components of deferred income tax assets and liabilities (in thousands):

	December 31, 2021	December 31, 2020
Deferred income tax assets:
Net operating loss carryforwards	$1,237	$22,924
Allowance for losses	13	257
Derivative instruments	4,810	11,268
Deferred income	366	382
Accrued liabilities and other payables	5,138	5,713
Total gross deferred tax assets	11,564	40,544
Less: Valuation allowance	(200)	—
Net deferred tax assets	$11,364	$40,544

Deferred income tax liabilities:
Accelerated depreciation	$333,610	$331,954
Goodwill and other intangible amortization	3,879	3,841
Derivative instruments	121	—
Deferred income	2,613	6,244
Deferred partnership income (loss)	47,150	25,856
Other	—	80
Total gross deferred tax liability	387,373	367,975
Net deferred income tax liability	$376,009	$327,431

The Company has no net operating loss carryforwards for U.S. federal income tax purposes at year end December 31, 2021. At December 31, 2021, the Company had deferred tax assets from U.S. state net operating loss carryforwards of $1.2 million that expire at various times beginning in 2022. The Company recorded a valuation allowance of $0.2 million at December 31, 2021 related to U.S. state net operating losses, as it is more likely than not that Triton will be unable to utilize these losses. The Company did not record a valuation allowance at December 31, 2020.

In assessing the potential future realization of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, the Company believes it is more-likely-than-not that the Company will realize the benefits of these deductible differences at December 31, 2021.

Certain income taxes on unremitted earnings have not been reflected on the consolidated financial statements because such earnings are intended to be permanently reinvested in those jurisdictions. Such earnings and related income taxes are estimated to be approximately $79.9 million and $23.6 million, respectively, at December 31, 2021.

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

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the unrecognized tax benefit amounts (in thousands):

	December 31, 2021	December 31, 2020
Beginning balance at January 1	$650	$958
Increase (decrease) related to tax positions	—	—
Lapse of statute of limitations	(337)	(318)
Foreign exchange adjustment	14	10
Ending balance at December 31	$327	$650

It is reasonably possible that the total amount of unrecognized tax benefits as of December 31, 2021 will decrease by $0.2 million within the next twelve months due to statute of limitations lapses. This reduction will impact income tax expense when recognized. The tax years 2018 through 2021 remain subject to examination by major tax jurisdictions.

The Company accrues interest and penalties related to income taxes in the provision for income taxes.

The following table summarizes interest and penalty expense (in thousands):

	December 31, 2021	December 31, 2020	December 31, 2019
Interest expense (benefit)	$(78)	$(51)	$193
Penalty expense (benefit)	$(97)	$(93)	$(115)

The following table summarizes the components of income taxes payable included in Accounts payable and other accrued expenses on the consolidated balance sheets (in thousands):

	December 31, 2021	December 31, 2020
Corporate income taxes payable	$108	$323
Unrecognized tax benefits	327	650
Interest accrued	86	164
Penalties	98	194
Income taxes payable	$619	$1,331

Note 13—Other Postemployment Benefits

The Company's U.S. employees participate in a defined contribution plan. Under the provisions of the plan, an employee is fully vested with respect to Company contributions after four years of service. The Company matches employee contributions of 100% up to a maximum of $6,000 of qualified compensation and may, at its discretion, make voluntary contributions. The Company's contributions were $0.7 million for each of the years ended December 31, 2021, 2020, and 2019, respectively.

Note 14—Commitments and Contingencies

Container Equipment Purchase Commitments

As of December 31, 2021, the Company had commitments to purchase equipment in the amount of $156.5 million payable in 2022.

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

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Related Party Transactions

The Company holds a 50% interest in TriStar Container Services (Asia) Private Limited ("TriStar"), which is primarily engaged in the selling and leasing of container equipment in the domestic and short sea markets in India. The Company's equity investment in TriStar is included in Other assets on the consolidated balance sheet. The Company received payments on finance leases with TriStar of $2.0 million for both years ended December 31, 2021 and 2020. The Company has a direct finance lease balance with TriStar of $8.9 million and $10.3 million for the years ended December 31, 2021 and December 31, 2020.

Note 16—Subsequent Events

On January 19, 2022, the Company completed a $600.0 million corporate note offering. The corporate notes have a contractual interest rate of 3.25% with an expected maturity date of March 15, 2032. In conjunction with this, we terminated $300.0 million notional value of interest rate swaps and received a cash settlement of $12.1 million.

On February 9, 2022, the Company's Board of Directors approved and declared a $0.65 per share quarterly cash dividend on its issued and outstanding common shares, payable on March 25, 2022 to shareholders of record at the close of business on March 11, 2022.

On February 9, 2022, the Company's Board of Directors also approved and declared a cash dividend on its issued and outstanding preferred shares, payable on March 15, 2022 to holders of record as the close of business on March 8, 2022 as follows:

Preferred Share Offering	Dividend Rate	Dividend Per Share
Series A	8.500%	$0.5312500
Series B	8.000%	$0.5000000
Series C	7.375%	$0.4609375
Series D	6.875%	$0.4296875
Series E	5.750%	$0.3593750

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

TRITON INTERNATIONAL LIMITED

Parent Company Condensed Balance Sheets
(In thousands, except share data)

	December 31, 2021	December 31, 2020
ASSETS:
Cash and cash equivalents	$13	$1
Investment in subsidiaries	3,071,654	2,569,703
Other assets	35	46
Total assets	$3,071,702	$2,569,750

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable and other accrued expenses	$5,936	$2,822
Payables with affiliates, net	1,054	980
Total liabilities	6,990	3,802
Shareholders' equity
Preferred shares, $0.01 par value, at liquidation preference	730,000	555,000
Common shares, $0.01 par value, 270,000,000 shares authorized, 81,295,366 and 81,151,723 shares issued, respectively	813	812
Undesignated shares, $0.01 par value, 800,000 and 7,800,000 shares authorized, respectively, no shares issued and outstanding	—	—
Treasury shares, at cost, 15,429,499 and 13,901,326 shares, respectively	(522,360)	(436,822)
Additional paid-in capital	904,224	905,323
Accumulated earnings	2,000,854	1,674,670
Accumulated other comprehensive income	(48,819)	(133,035)
Total shareholders' equity	3,064,712	2,565,948
Total liabilities and shareholders' equity	$3,071,702	$2,569,750

TRITON INTERNATIONAL LIMITED

Parent Company Condensed Statements of Operations
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Revenues	$—	$—	$—
Total revenues	—	—	—

Operating expenses:
Administrative expenses	8,061	7,298	5,865
Operating income (loss)	(8,061)	(7,298)	(5,865)
Other income (expenses):
Interest and debt expense	—	—	(956)
Net income from subsidiaries	538,301	337,077	359,508
Total other income (expenses)	538,301	337,077	358,552
Income (loss) before income taxes	530,240	329,779	352,687
Income tax expense (benefit)	—	—	—
Net income (loss)	$530,240	$329,779	$352,687

TRITON INTERNATIONAL LIMITED

Parent Company Condensed Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$530,240	$329,779	$352,687
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net (income) loss from subsidiaries	(538,301)	(337,077)	(359,508)
Dividends received from subsidiaries	293,866	352,903	338,569
Share-based compensation expense	1,268	1,177	1,403
Changes in operating assets and liabilities:
Other	(1,236)	(589)	(3,696)
Net cash provided by (used in) operating activities	285,837	346,193	329,455
Cash flows from investing activities:
Investment in subsidiary	(169,488)	(145,157)	(291,997)
Net cash provided by (used in) investing activities	(169,488)	(145,157)	(291,997)
Cash flows from financing activities:
Issuance of preferred shares, net of underwriting discount	169,488	145,275	392,242
Purchases of treasury shares	(82,528)	(158,312)	(222,236)
Loan with affiliate	—	—	(40,000)
Dividends paid on preferred shares	(45,321)	(40,933)	(12,323)
Dividends paid on common shares	(157,312)	(146,476)	(153,861)
Other	(664)	(590)	(1,281)
Net cash provided by (used in) financing activities	(116,337)	(201,036)	(37,459)
Net increase (decrease) in cash and cash equivalents	$12	$—	$(1)
Cash, cash equivalents and restricted cash, beginning of period	1	1	2
Cash, cash equivalents and restricted cash, end of period	$13	$1	$1

SCHEDULE II
TRITON INTERNATIONAL LIMITED
Valuation and Qualifying Accounts
(In thousands)

	For the year ended December 31,
Accounts Receivable-Allowance for doubtful accounts:	2021	2020	2019
Beginning Balance	$2,192	$1,276	$1,240
Additions / (Reversals)	(910)	1,082	114
Write-offs	(104)	(166)	(78)
Ending Balance	$1,178	$2,192	$1,276

S-4