Form 10-Q
period 2022-03-31
Triton International Ltd
filed 2022-05-03
CIK 1660734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 29, 2022, there were 64,213,200 common shares at $0.01 par value per share of the registrant outstanding.

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
•risks stemming from the international nature of our businesses, including global economic trends and geopolitical risks;
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
•compliance with laws and regulations related to economic and trade sanctions, security, anti-terrorism, environmental protection and anti-corruption;
•the availability and cost of capital;
•restrictions imposed by the terms of our debt agreements;
•changes in tax laws in Bermuda, the United States and other countries; and
•other risks and uncertainties, including those listed under the caption "Risk Factors" in our Annual Report on Form 10-K, filed with the SEC on February 15, 2022 (the "Form 10-K"), in this Report on Form 10-Q and in any other Form 10-Q filed or to be filed by us, as well as in the other documents we file with the SEC from time to time, and such risks and uncertainties are specifically incorporated herein by reference.
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

ITEM 1.    FINANCIAL STATEMENTS

TRITON INTERNATIONAL LIMITED
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS:
Leasing equipment, net of accumulated depreciation of $4,048,194 and $3,919,181	$9,945,967	$10,201,113
Net investment in finance leases	1,696,543	1,558,290
Equipment held for sale	79,061	48,746
Revenue earning assets	11,721,571	11,808,149
Cash and cash equivalents	71,969	106,168
Restricted cash	121,431	124,370
Accounts receivable, net of allowances of $1,144 and $1,178	293,442	294,792
Goodwill	236,665	236,665
Lease intangibles, net of accumulated amortization of $284,111 and $281,340	14,346	17,117
Other assets	38,989	50,346
Fair value of derivative instruments	36,401	6,231
Total assets	$12,534,814	$12,643,838
LIABILITIES AND SHAREHOLDERS' EQUITY:
Equipment purchases payable	$56,804	$429,568
Fair value of derivative instruments	2,906	48,277
Deferred revenue	90,417	92,198
Accounts payable and other accrued expenses	69,490	70,557
Net deferred income tax liability	387,211	376,009
Debt, net of unamortized costs of $65,069 and $63,794	8,727,432	8,562,517
Total liabilities	9,334,260	9,579,126
Shareholders' equity:
Preferred shares, $0.01 par value, at liquidation preference	730,000	730,000
Common shares, $0.01 par value, 270,000,000 shares authorized, 81,367,045 and 81,295,366 shares issued, respectively	814	813
Undesignated shares, $0.01 par value, 800,000 shares authorized, no shares issued and outstanding	—	—
Treasury shares, at cost, 16,686,873 and 15,429,499 shares, respectively	(602,526)	(522,360)
Additional paid-in capital	901,150	904,224
Accumulated earnings	2,139,777	2,000,854
Accumulated other comprehensive income (loss)	31,339	(48,819)
Total shareholders' equity	3,200,554	3,064,712
Total liabilities and shareholders' equity	$12,534,814	$12,643,838
The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Leasing revenues:
Operating leases	$388,945	$339,794
Finance leases	28,143	6,949
Total leasing revenues	417,088	346,743

Equipment trading revenues	34,120	25,945
Equipment trading expenses	(29,979)	(17,804)
Trading margin	4,141	8,141

Net gain on sale of leasing equipment	28,969	21,967

Operating expenses:
Depreciation and amortization	160,716	143,307
Direct operating expenses	6,220	9,370
Administrative expenses	21,300	20,921
Provision (reversal) for doubtful accounts	(27)	(2,464)
Total operating expenses	188,209	171,134
Operating income (loss)	261,989	205,717
Other expenses:
Interest and debt expense	54,510	54,623
Unrealized (gain) loss on derivative instruments, net	(439)	—
Debt termination expense	36	—
Other (income) expense, net	(308)	(481)
Total other expenses	53,799	54,142
Income (loss) before income taxes	208,190	151,575
Income tax expense (benefit)	13,932	11,737
Net income (loss)	$194,258	$139,838
Less: dividend on preferred shares	13,028	10,513
Net income (loss) attributable to common shareholders	$181,230	$129,325
Net income per common share—Basic	$2.79	$1.93
Net income per common share—Diluted	$2.78	$1.92
Cash dividends paid per common share	$0.65	$0.57
Weighted average number of common shares outstanding—Basic	64,887	66,935
Dilutive restricted shares	267	282
Weighted average number of common shares outstanding—Diluted	65,154	67,217

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$194,258	$139,838
Other comprehensive income (loss), net of tax:
Change in derivative instruments designated as cash flow hedges	74,017	62,850
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges	6,307	7,102
Foreign currency translation adjustment	(166)	21
Other comprehensive income (loss), net of tax	80,158	69,973
Comprehensive income	274,416	209,811
Less:
Dividend on preferred shares	13,028	10,513
Comprehensive income attributable to common shareholders	$261,388	$199,298

Tax (benefit) provision on change in derivative instruments designated as cash flow hedges	$5,546	$2,558
Tax (benefit) provision on reclassification of (gain) loss on derivative instruments designated as cash flow hedges	$463	$468

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)
(Unaudited)

	Preferred Shares		Common Shares		Treasury Shares		Add'l Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	29,200,000	$730,000	81,295,366	$813	15,429,499	$(522,360)	$904,224	$2,000,854	$(48,819)	$3,064,712
Share-based compensation	—	—	164,932	2	—	—	2,554	—	—	2,556
Treasury shares acquired	—	—	—	—	1,257,374	(80,166)	—	—	—	(80,166)
Share repurchase to settle shareholder tax obligations	—	—	(93,253)	(1)	—	—	(5,628)	—	—	(5,629)
Net income (loss)	—	—	—	—	—	—	—	194,258	—	194,258
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	80,158	80,158
Common shares dividend declared	—	—	—	—	—	—	—	(42,307)	—	(42,307)
Preferred shares dividend declared	—	—	—	—	—	—	—	(13,028)	—	(13,028)
Balance as of March 31, 2022	29,200,000	$730,000	81,367,045	$814	16,686,873	$(602,526)	$901,150	$2,139,777	$31,339	$3,200,554

`	Preferred Shares		Common Shares		Treasury Shares		Add'l Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	22,200,000	$555,000	81,151,723	$812	13,901,326	$(436,822)	$905,323	$1,674,670	$(133,035)	$2,565,948
Share-based compensation	—	—	207,077	2	—	—	1,713	—	—	1,715
Share repurchase to settle shareholder tax obligations	—	—	(85,466)	(1)	—	—	(4,145)	—	—	(4,146)
Net income (loss)	—	—	—	—	—	—	—	139,838	—	139,838
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	69,973	69,973
Common shares dividend declared	—	—	—	—	—	—	—	(38,497)	—	(38,497)
Preferred shares dividend declared	—	—	—	—	—	—	—	(10,513)	—	(10,513)
Balance as of March 31, 2021	22,200,000	$555,000	81,273,334	$813	13,901,326	$(436,822)	$902,891	$1,765,498	$(63,062)	$2,724,318
The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$194,258	$139,838
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	160,716	143,307
Amortization of deferred debt cost and other debt related amortization	3,526	1,142
Lease related amortization	3,013	4,857
Share-based compensation expense	2,556	1,715
Net (gain) loss on sale of leasing equipment	(28,969)	(21,967)
Unrealized (gain) loss on derivative instruments	(439)	—
Debt termination expense	36	—
Deferred income taxes	5,193	11,615
Changes in operating assets and liabilities:
Accounts receivable	(23,835)	(20,300)
Deferred revenue	35,237	9,472
Accounts payable and other accrued expenses	4,143	1,886
Net equipment sold (purchased) for resale activity	(7,749)	1,579
Cash received (paid) for settlement of interest rate swaps	12,178	5,558
Cash collections on finance lease receivables, net of income earned	28,745	12,866
Other assets	10,061	9,420
Net cash provided by (used in) operating activities	398,670	300,988
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(511,027)	(579,211)
Proceeds from sale of equipment, net of selling costs	57,274	53,512
Other	(135)	15
Net cash provided by (used in) investing activities	(453,888)	(525,684)
Cash flows from financing activities:
Purchases of treasury shares	(81,720)	—
Debt issuance costs	(5,507)	(13,803)
Borrowings under debt facilities	932,600	1,504,850
Payments under debt facilities and finance lease obligations	(766,686)	(979,199)
Dividends paid on preferred shares	(13,028)	(10,513)
Dividends paid on common shares	(41,950)	(38,153)
Other	(5,629)	(4,146)
Net cash provided by (used in) financing activities	18,080	459,036
Net increase (decrease) in cash, cash equivalents and restricted cash	$(37,138)	$234,340
Cash, cash equivalents and restricted cash, beginning of period	230,538	151,996
Cash, cash equivalents and restricted cash, end of period	$193,400	$386,336
Supplemental disclosures:
Interest paid	$39,127	$42,133
Income taxes paid (refunded)	$137	$155
Supplemental non-cash investing activities:
Equipment purchases payable	$56,804	$342,357
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

The interim consolidated balance sheet as of March 31, 2022; the consolidated statements of operations, the consolidated statements of comprehensive income, and the consolidated statements of shareholders' equity for the three months ended March 31, 2022 and 2021, and the consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited. The consolidated balance sheet as of December 31, 2021, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. The unaudited interim financial statements have been prepared on a basis consistent with the Company's annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company's financial position, results of operations, comprehensive income, shareholders' equity, and cash flows for the periods presented. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The consolidated results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022 or for any other future annual or interim period.

These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2021 included in the Company's Annual Report on Form 10-K which was filed with the SEC on February 15, 2022. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain changes in presentation have been made to conform the prior period presentation to current period reporting.
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

Concentration of Credit Risk

The Company's equipment leases and trade receivables subject it to potential credit risk. The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis. The Company's three largest customers accounted for 19%, 19%, and 10%, respectively, of the Company's lease billings during the three months ended March 31, 2022.

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

New Accounting Pronouncements

Recently Adopted Accounting Standards Updates

Lessors - Certain Leases with Variable Lease Payments

In July 2021, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2021-05, Lease (Topic 842): Lessors - Certain Leases with Variable Lease Payments. This guidance amends the lease classification accounting for lessors for certain leases with variable lease payments. The Company's adoption of this standard on January 1, 2022 had no impact on its consolidated financial statements.

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

	Three Months Ended March 31,
	2022	2021
Impairment (loss) reversal on equipment held for sale	$(73)	$5
Gain (loss) on sale of equipment, net of selling costs	29,042	21,962
Net gain on sale of leasing equipment	$28,969	$21,967

Note 3—Intangible Assets

Intangible assets consist of lease intangibles for leases acquired with lease rates above market in a business combination. The following table summarizes the amortization of intangible assets as of March 31, 2022 (in thousands):

Years ending December 31,	Total Intangible Assets
2022	$7,726
2023	4,657
2024	1,963
Total	$14,346

Amortization expense related to intangible assets was $2.8 million and $4.6 million and for the three months ended March 31, 2022 and 2021, respectively.

Note 4—Share-Based Compensation

The Company recognizes share-based compensation expense for share-based payment transactions based on the grant date fair value. The expense is recognized over the employee's requisite service period, which is generally the vesting period of the equity award. The Company recognized share-based compensation expense in administrative expenses of $2.6 million and $1.7 million for the three months ended March 31, 2022 and 2021, respectively. Share-based compensation expense includes charges for performance-based shares and units that are deemed probable to vest.

As of March 31, 2022, the total unrecognized compensation expense related to non-vested restricted share awards and units was $17.6 million, which is expected to be recognized on a straight-line basis through January 2025.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the three months ended March 31, 2022, the Company issued 212,062 restricted shares, and canceled 89,710 vested shares to settle payroll taxes on behalf of employees. Additional shares may be issued based upon the satisfaction of certain performance criteria. Additionally, the Company issued 9,527 shares to employees that vested immediately and canceled 3,543 vested shares to settle payroll taxes.

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

During the three months ended March 31, 2022, the Company repurchased a total of 1,257,374 common shares at an average price per-share of $63.74 for a total of $80.2 million.

Preferred Shares

The following table summarizes the Company's preferred share issuances (each, a "Series"):

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

Each Series of preferred shares may be redeemed at the Company's option, at any time after approximately five years from original issuance, in whole or in part at a redemption price, plus an amount equal to all accumulated and unpaid dividends, whether or not declared. The Company may also redeem each Series of preferred shares prior to the lapse of the five year period upon the occurrence of certain events as described in each instrument, such as transactions that either transfer ownership of substantially all assets to a single entity or establish a majority voting interest by a single entity, and cause a downgrade or withdrawal of rating by the rating agency within 60 days of the event. If the Company does not elect to redeem each Series upon the occurrence of the preceding events, holders of preferred shares may have the right to convert their preferred shares into common shares. Specifically for Series E only, the Company may redeem the Series E Preference Shares if an applicable rating agency changes the methodology or criteria that were employed in assigning equity credit to securities similar to the Series E Preference Shares when originally issued, which either (a) shortens the period of time during which equity credit pertaining to the Series E Preference Shares would have been in effect had the methodology not been changed or (b) reduces the amount of equity credit as compared with the amount of equity credit that the rating agency had assigned to the Series E Preference Shares when originally issued.

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

The Company paid the following quarterly dividends during the three months ended March 31, 2022 and 2021 on its issued and outstanding Series (in millions except for the per-share amounts):

	Three Months Ended March 31,
	2022		2021
Series	Per Share Payment	Aggregate Payment	Per Share Payment	Aggregate Payment
A(1)	$0.53	$1.8	$0.53	$1.8
B	$0.50	$2.9	$0.50	$2.9
C(1)	$0.46	$3.2	$0.46	$3.2
D(1)	$0.43	$2.6	$0.43	$2.6
E(1)	$0.36	$2.5	$—	$—
Total		$13.0		$10.5
(1)     Per share payments rounded to the nearest whole cent.

As of March 31, 2022, the Company had cumulative unpaid preferred dividends of $2.2 million.

Common Share Dividends

The Company paid the following quarterly dividends during the three months ended March 31, 2022 and 2021 on its issued common shares (in millions except for the per-share amounts):

Three Months Ended March 31,
2022		2021
Per Share Payment	Aggregate Payment	Per Share Payment	Aggregate Payment
$0.65	$42.0	$0.57	$38.2

Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2022 and 2021 (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2021	$(44,205)	$(4,614)	$(48,819)
Change in derivative instruments designated as cash flow hedges(1)	74,017	—	74,017
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	6,307	—	6,307
Foreign currency translation adjustment	—	(166)	(166)
Balance as of March 31, 2022	$36,119	$(4,780)	$31,339

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2020	$(128,526)	$(4,509)	$(133,035)
Change in derivative instruments designated as cash flow hedges(1)	62,850	—	62,850
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	7,102	—	7,102
Foreign currency translation adjustment	—	21	21
Balance as of March 31, 2021	$(58,574)	$(4,488)	$(63,062)
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

As of March 31, 2022, the weighted average implicit rate was 3.52% and the weighted average remaining lease term was 1.9 years.

The following table summarizes the impact of the Company's leases in its financial statements (in thousands):

Balance Sheet	Financial statement caption	March 31, 2022	December 31, 2021
Right-of-use asset - operating	Other assets	$4,372	$5,099
Lease liability - operating	Accounts payable and other accrued expenses	$4,974	$5,790

		Three Months Ended March 31,
Income Statement	Financial statement caption	2022	2021
Operating lease cost(1)	Administrative expenses	$824	$722
(1)     Includes short-term leases that are immaterial.

Cash paid for amounts of lease liabilities included in operating cash flows was $0.9 million and $0.7 million for the three months ended March 31, 2022 and March 31, 2021, respectively.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lessor

Operating Leases

As of March 31, 2022, the Company has deferred revenue balances related to operating leases with uneven payment terms. These amounts will be amortized to revenue as follows (in thousands):

Years ending December 31,
2022	$4,934
2023	9,440
2024	11,946
2025	11,610
2026	11,005
2027 and thereafter	41,482
Total	$90,417

Finance Leases

The following table summarizes the components of the net investment in finance leases (in thousands):

	March 31, 2022	December 31, 2021
Future minimum lease payment receivable(1)	$2,292,614	$2,122,165
Estimated residual receivable(2)	221,413	205,994
Gross finance lease receivables(3)	2,514,027	2,328,159
Unearned income(4)	(817,484)	(769,869)
Net investment in finance leases(5)	$1,696,543	$1,558,290
(1)     There were no executory costs included in gross finance lease receivables as of March 31, 2022 and December 31, 2021.
(2)     The Company's finance leases generally include a purchase option at nominal amounts that is reasonably certain to be exercised, and therefore, the Company has immaterial residual value risk for assets.
(3)    The gross finance lease receivable is reduced as billed to customers and reclassified to accounts receivable until paid by customers.
(4)     There were no unamortized initial direct costs as of March 31, 2022 and December 31, 2021.
(5)    One major customer represented 91% of the Company's finance lease portfolio for both March 31, 2022 and December 31, 2021. No other customer represented more than 10% of the Company's finance lease portfolio in each of those periods.

The Company’s finance lease portfolio lessees are primarily comprised of the largest international shipping lines. In its estimate of expected credit losses, the Company evaluates the overall credit quality of its finance lease portfolio. The Company considers an account past due when a payment has not been received in accordance with the terms of the related lease agreement and maintains allowances, if necessary, for doubtful accounts. These allowances are based on, but not limited to, historical experience which includes stronger and weaker economic cycles, each lessee's payment history, management's current assessment of each lessee's financial condition, consideration of current economic conditions and reasonable market forecasts. As of March 31, 2022, the Company does not have an allowance on its gross finance lease receivables and does not have any material past due balances.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Debt

The table below summarizes the Company's key terms and carrying value of debt (in thousands):

	March 31, 2022				December 31, 2021
	Outstanding Borrowings	Contractual Weighted Avg Interest Rate(1)	Maturity Range(1)		Outstanding Borrowings
			From	To
Secured Debt Financings
Asset-backed securitization term notes	$3,710,133	2.06%	August 2023	February 2031	$3,801,777
Asset-backed securitization warehouse	202,000	2.30%	November 2027	November 2027	225,000
Finance lease obligations	—	4.93%	February 2022	February 2022	15,042
Total secured debt financings	3,912,133				4,041,819
Unsecured Debt Financings
Senior notes	2,900,000	2.11%	August 2023	March 2032	2,300,000
Term loan facilities	1,152,000	1.84%	May 2026	May 2026	1,176,000
Revolving credit facilities	834,000	1.82%	October 2026	October 2026	1,112,000
Total unsecured debt financings	4,886,000				4,588,000
Unamortized debt costs	(65,069)				(63,794)
Unamortized debt premiums & discounts	(5,632)				(3,508)
Debt, net of unamortized costs	$8,727,432				$8,562,517
(1)     Data as of March 31, 2022.

The fair value of total debt outstanding was $8,333.3 million and $8,572.9 million as of March 31, 2022 and December 31, 2021, respectively, and was measured using Level 2 inputs.

As of March 31, 2022, the maximum borrowing levels for the Asset-backed Securitization ("ABS") warehouse and the revolving credit facilities are $1,125.0 million and $2,000.0 million, respectively. These facilities are governed by either borrowing bases or an unencumbered asset test that limits borrowing capacity. As of March 31, 2022, the availability under these credit facilities without adding additional assets to the borrowing base was approximately $1,095.3 million.

The Company is subject to certain financial covenants under its debt agreements. As of March 31, 2022 and December 31, 2021, the Company was in compliance with all financial covenants in accordance with the terms of its debt agreements.

The Company hedges the risks associated with fluctuations in interest rates on a portion of its floating-rate debt by entering into interest rate swap agreements that convert a portion of its floating-rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The following table summarizes the Company's outstanding fixed-rate and floating-rate debt as of March 31, 2022 (in thousands):

	Balance Outstanding	Contractual Weighted Avg Interest Rate	Maturity Range		Weighted Avg Remaining Term
			From	To
Excluding impact of derivative instruments:
Fixed-rate debt	$6,021,715	2.08%	Aug 2023	Mar 2032	5.1 years
Floating-rate debt	$2,776,418	1.93%	Aug 2023	Nov 2027	3.6 years

Including impact of derivative instruments:
Fixed-rate debt	$6,021,715	2.08%
Hedged floating-rate debt	$1,617,355	3.46%
Total fixed and hedged debt	$7,639,070	2.37%
Unhedged floating-rate debt	$1,159,063	1.93%
Total	$8,798,133	2.31%

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On January 19, 2022, the Company completed a $600.0 million 3.25% senior notes offering with a maturity date of March 15, 2032.

On February 1, 2022, the Company exercised an early buyout option and paid $14.9 million of its remaining finance lease obligations.

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

The Company's ABS warehouse facility has a borrowing capacity of $1,125.0 million that is available on a revolving basis until November 13, 2023, paying interest at the London Interbank Offered Rate ("LIBOR") plus 1.85% after which any borrowings will convert to term notes with a maturity date of November 15, 2027, paying interest at LIBOR plus 2.85%.

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

Senior Notes

The Company’s senior notes are unsecured and have maturities ranging from 1 - 10 years and interest payments due semi-annually. The senior notes are pre-payable (in whole or in part) at the Company's option at any time prior to the maturity date, subject to certain provisions in the senior note agreements, including the payment of a make-whole premium in respect to such prepayment.

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Certain assets of the Company's subsidiaries are pledged as collateral for various ABS facilities and the amounts payable under certain derivative agreements. Additionally, the Company may be required to post cash collateral on certain derivative agreements if the fair value of these contracts represents a liability. Any amounts of cash collateral posted are included in Other assets on the consolidated balance sheet and are presented in operating activities of the consolidated statements of cash flows. As of March 31, 2022, the Company posted cash collateral of $9.4 million related to interest rate swap contracts.

During the first quarter of 2022, the company terminated the following interest rate swaps:

Derivative Instrument	Date Terminated	Notional Amount	Funds Received (Paid)
Interest rate swap	January 11, 2022	$150.0 million	$6.0 million
Interest rate swap	January 11, 2022	$150.0 million	$6.1 million
As of March 31, 2022, the Company had interest rate swap and cap agreements in place to fix or limit the floating interest rates on a portion of the borrowings under its debt facilities summarized below:

Derivatives	Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Cap Rate	Weighted Average Remaining Term
Interest Rate Swap(1)	$1,617.4 Million	2.04%	n/a	4.0 years
Interest Rate Cap	$400.0 Million	n/a	5.5%	1.7 years
(1)     Excludes certain interest rate swaps with an effective date in a future period ("forward starting swaps"). Including these instruments will increase total notional amount by $350.0 million and increase the weighted average remaining term to 5.0 years.

Within the next twelve months, we expect to reclassify $0.2 million of net unrealized gains related to interest rate swap and cap agreements from accumulated other comprehensive income (loss) into earnings.

The following table summarizes the impact of derivative instruments on the consolidated statements of operations and the consolidated statements of comprehensive income on a pretax basis (in thousands):

		Three Months Ended March 31,
	Financial statement caption	2022	2021
Non-Designated Derivative Instruments
Unrealized (gains) losses	Unrealized (gain) loss on derivative instruments, net	$(439)	$—
Designated Derivative Instruments
Realized (gains) losses	Interest and debt (income) expense	$6,770	$7,570
Unrealized (gains) losses	Comprehensive (income) loss	$(79,563)	$(65,408)

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company presents the fair value of derivative financial instruments on a gross basis as a separate line item on the consolidated balance sheet. As of March 31, 2022 and December 31, 2021, the Company has no material non-designated instruments.

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

The following tables summarizes our segment information and the consolidated totals reported (in thousands):

	Three Months Ended March 31,
	2022			2021
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$413,691	$3,397	$417,088	$343,805	$2,938	$346,743
Trading margin	—	4,141	4,141	—	8,141	8,141
Net gain on sale of leasing equipment	28,969	—	28,969	21,967	—	21,967
Depreciation and amortization expense	160,532	184	160,716	143,137	170	143,307
Interest and debt expense	54,251	259	54,510	54,221	402	54,623
Segment income (loss) before income taxes(1)	201,141	6,646	207,787	142,189	9,386	151,575
Purchases of leasing equipment and investments in finance leases(2)	$511,027	$—	$511,027	$579,211	$—	$579,211
(1)    Segment income before income taxes excludes unrealized gains or losses on derivative instruments and debt termination expense. For the three months ended March 31, 2022, the Company recorded an unrealized gain of $0.4 million and an immaterial amount of debt termination expense. For the three months ended March 31, 2021, the Company did not record any unrealized gain or debt termination expense.
(2)     Represents cash disbursements for purchases of leasing equipment and investments in finance lease as reflected in the consolidated statements of cash flows for the periods indicated, but excludes cash flows associated with the purchase of equipment held for resale.

	March 31, 2022			December 31, 2021
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Equipment held for sale	$26,014	$53,047	$79,061	$16,936	$31,810	$48,746
Goodwill	220,864	15,801	236,665	220,864	15,801	236,665
Total assets	$12,416,317	$118,497	$12,534,814	$12,543,270	$100,568	$12,643,838

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

The following table summarizes the geographic allocation of total leasing revenues for the three months ended March 31, 2022 and 2021 based on customers' primary domicile (in thousands):

	Three Months Ended March 31,
	2022	2021
Total leasing revenues:
Asia	$149,986	$123,894
Europe	220,106	186,373
Americas	34,209	24,713
Bermuda	630	575
Other International	12,157	11,188
Total	$417,088	$346,743

Since the majority of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, all of the Company's long-lived assets are considered to be international.

The following table summarizes the geographic allocation of equipment trading revenues for the three months ended March 31, 2022 and 2021 based on the location of the sale (in thousands):

	Three Months Ended March 31,
	2022	2021
Total equipment trading revenues:
Asia	$13,908	$7,459
Europe	8,962	7,122
Americas	10,187	8,541
Bermuda	—	—
Other International	1,063	2,823
Total	$34,120	$25,945

Note 10—Commitments and Contingencies

Container Equipment Purchase Commitments

At March 31, 2022, the Company had commitments to purchase equipment in the amount of $259.5 million to be paid in 2022.

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Income Taxes

The Company's effective tax rates were 6.7% and 7.7% for the three months ended March 31, 2022 and 2021, respectively. The Company has computed the provision for income taxes based on the estimated annual effective tax rate and the application of discrete items, if any, in the applicable period. The decrease in the effective tax rates for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to an increased portion of the Company's income generated in lower tax jurisdictions.

Note 12—Related Party Transactions

The Company holds a 50% interest in TriStar Container Services (Asia) Private Limited ("TriStar"), which is primarily engaged in the selling and leasing of container equipment in the domestic and short sea markets in India.  The Company's equity investment in TriStar is included in Other assets on the consolidated balance sheet. The Company received payments on finance leases with TriStar of $0.5 million for both the three months ended March 31, 2022 and March 31, 2021. The Company has a direct finance lease balance with TriStar of $8.5 million and $8.9 million as of March 31, 2022 and December 31, 2021, respectively.

Note 13—Subsequent Events

On April 26, 2022, the Company's Board of Directors approved and declared a quarterly cash dividend of $0.65 per share on its issued and outstanding common shares, payable on June 23, 2022 to holders of record at the close of business on June 9, 2022.

On April 26, 2022, the Company's Board of Directors also approved and declared a cash dividend on its issued and outstanding preferred shares, payable on June 15, 2022 to holders of record at the close of business on June 8, 2022 as follows:

Preferred Share Offering	Dividend Rate	Dividend Per Share
Series A	8.500%	$0.5312500
Series B	8.000%	$0.5000000
Series C	7.375%	$0.4609375
Series D	6.875%	$0.4296875
Series E	5.750%	$0.3593750

On April 26, 2022, the Company's Board of Directors increased the share repurchase authorization to $200.0 million. The revised authorization may be used by the Company to repurchase common or preferred shares.

On April 27, 2022, the Company amended its existing ABS warehouse facility with $1,125.0 million borrowing capacity which extended the revolving period to April 27, 2025 and changed the interest rate to the secured overnight financing rate ("SOFR") plus 1.60%. After the revolving period, borrowings will convert to term notes with a maturity date of April 27, 2029, paying interest at SOFR plus 2.60%.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" as discussed in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2021 with the SEC on February 15, 2022 (the "Form 10-K"), in this Report on Form 10-Q and in any other Form 10-Q filed or to be filed by us, and in other documents we file with the SEC from time to time. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Operations

Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of March 31, 2022, our total fleet consisted of 4.3 million containers and chassis, representing 7.3 million twenty-foot equivalent units ("TEU") or 8.0 million cost equivalent units ("CEU"). We have an extensive global presence, offering leasing services through 20 offices and 3 independent agencies located in 16 countries and 380 third-party owned and operated depot facilities in 46 countries as of March 31, 2022. Our primary customers include the world's largest container shipping lines. For the three months ended March 31, 2022, our twenty largest customers accounted for 85% of our lease billings, our five largest customers accounted for 61% of our lease billings, and our three largest customers accounted for 19%, 19%, and 10% of our lease billings.

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

The following tables summarize our equipment fleet as of March 31, 2022, December 31, 2021 and March 31, 2021 indicated in units, TEU and CEU. CEU and TEU are standard industry measures of fleet size and are used to measure the quantity of containers that make up our revenue earning assets:

	Equipment Fleet in Units			Equipment Fleet in TEU
	March 31, 2022	December 31, 2021	March 31, 2021	March 31, 2022	December 31, 2021	March 31, 2021
Dry	3,850,167	3,843,719	3,417,293	6,546,249	6,531,816	5,711,032
Refrigerated	234,274	235,338	232,550	455,261	457,172	450,087
Special	92,184	92,411	94,266	168,687	169,004	171,781
Tank	11,734	11,692	11,339	11,734	11,692	11,339
Chassis	23,711	24,139	24,078	44,272	44,554	43,858
Equipment leasing fleet	4,212,070	4,207,299	3,779,526	7,226,203	7,214,238	6,388,097
Equipment trading fleet	56,161	53,204	60,242	90,090	83,692	93,514
Total	4,268,231	4,260,503	3,839,768	7,316,293	7,297,930	6,481,611

	Equipment Fleet in CEU (1)
	March 31, 2022	December 31, 2021	March 31, 2021
Operating leases	7,250,246	7,291,769	6,892,129
Finance leases	666,690	623,136	297,168
Equipment trading fleet	85,686	81,136	92,570
Total	8,002,622	7,996,041	7,281,867
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

The following table summarizes the percentage of our equipment fleet in terms of units and CEU as of March 31, 2022:

Equipment Type	Percentage of total fleet in units	Percentage of total fleet in CEU
Dry	90.2%	71.4%
Refrigerated	5.4	21.7
Special	2.2	3.0
Tank	0.3	1.2
Chassis	0.6	1.6
Equipment leasing fleet	98.7	98.9
Equipment trading fleet	1.3	1.1
Total	100.0%	100.0%

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

The following table summarizes our lease portfolio by lease type, based on CEU on-hire as of March 31, 2022, December 31, 2021 and March 31, 2021:

Lease Portfolio by CEU	March 31, 2022	December 31, 2021	March 31, 2021
Long-term leases	72.4%	72.4%	74.7%
Finance leases	8.6%	8.0%	4.2%
Subtotal	81.0%	80.4%	78.9%
Service leases	5.0%	5.0%	6.4%
Expired long-term leases, non-sale age (units on hire)	6.9%	8.4%	9.0%
Expired long-term leases, sale-age (units on hire)	7.1%	6.2%	5.7%
Total	100.0%	100.0%	100.0%
Weighted average remaining contractual term in months for long-term and finance leases	61	61	51

Due to our aggressive fleet investment in 2021 and the high cost of these new containers, we placed the vast majority of this equipment on long-term operating and finance leases with an average initial duration of 13 years. To better reflect the impact of these dynamics on our lease portfolio, we have included the following equipment lease portfolio table based on net book value of units on-hire, as of March 31, 2022, December 31, 2021 and March 31, 2021:

Lease Portfolio by Net Book Value	March 31, 2022	December 31, 2021	March 31, 2021
Long-term leases	73.0%	73.6%	80.8%
Finance leases	15.0%	13.8%	3.0%
Subtotal	88.0%	87.4%	83.8%
Service leases	3.7%	3.5%	5.4%
Expired long-term leases, non-sale age (units on hire)	4.9%	6.2%	7.8%
Expired long-term leases, sale-age (units on hire)	3.4%	2.9%	3.0%
Total	100.0%	100.0%	100.0%
Weighted average remaining contractual term in months for long-term and finance leases	79	78	58

Operating Performance

Our operating and financial performance in the first quarter of 2022 was strong and our profitability increased sharply compared to the first quarter of 2021. In the first quarter, we continued    to benefit from constructive market conditions along with the significant operating and financial momentum provided from our aggressive investing and refinancing activity in 2021.

Fleet size. As of March 31, 2022, the net book value of our revenue earning assets was $11.7 billion, an increase of 23.0% compared to March 31, 2021 and a decrease of 0.7% compared to December 31, 2021. The increase from last year was primarily due to our $3.6 billion of fleet investment in 2021 to support our customers' sizable demand for new containers as a result of a surge in global containerized trade volumes and operational disruptions creating a shortage of containers. The dollar value of our investments was also driven by very high new container prices. In 2022, our investment in new equipment has been more limited following the rapid growth in the container fleet last year. As of April 29, 2022, we have placed orders for $428.1 million of new containers for delivery in 2022.

Utilization. Our average utilization was 99.6% for the quarter ended March 31, 2022, an increase of 0.5% compared to the first quarter of 2021 and flat compared to the fourth quarter of 2021. Our utilization increased steadily during 2021 as we benefited from a very high volume of container pick-ups driven by the aggressive investment in new containers, combined with limited drop-off activity. Our ending utilization as of March 31, 2022 was 99.5% and currently remains at this level.

The following tables summarize our equipment fleet utilization for the periods indicated below. Utilization is computed by dividing our total units on lease (in CEU) by the total units in our fleet (in CEU), excluding new units not yet leased and off-hire units designated for sale:

	Quarter Ended
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Average Utilization	99.6%	99.6%	99.6%	99.4%	99.1%
Ending Utilization	99.5%	99.6%	99.6%	99.5%	99.3%

Average lease rates. Average lease rates for our dry container product line increased by 9.0% in the first quarter of 2022 compared to the first quarter of 2021. The increase in our average dry container lease rates was primarily driven by the addition of new containers with lease rates well above the average rates in our lease portfolio. New container prices and market lease rates were very high throughout 2021 due to the surge in container demand and limited availability of containers. Container prices have decreased from their peak level of nearly $3,900 for a new 20' dry container reached in the third quarter last year, but remain historically high with factories currently quoting just below $3,000. Similarly, market leasing rates are down from their peak level in 2021, but also remain historically high and well above our portfolio average.

Average lease rates for our refrigerated container product line decreased by 3.7% in the first quarter of 2022 compared to the first quarter of 2021. In 2021, we completed a large lease extension transaction for refrigerated containers that lowered the lease rates on expired leases in return for a lease extension covering the remaining useful life of the equipment. We have also been experiencing larger differences in lease rates for older refrigerated containers compared to rates on new equipment, and we expect our average lease rates for refrigerated containers will continue to gradually trend down.

The average lease rates for special containers decreased by 0.9% in the first quarter of 2022 compared to the first quarter of 2021 primarily due to a lease extension transaction for a large number of special containers completed in 2021.

Interest and Debt Expense.    Our average debt balance increased by $2.1 billion, compared to the first quarter of 2021, as we increased borrowings to support the significant growth in our revenue earning assets. Despite an increase in our average debt balance, our interest expense was essentially flat compared to the first quarter of 2021 reflecting a 0.80% decrease in our effective interest rate to 2.50%. This decrease was driven by our extensive refinancing activity over the last two years as we took advantage of the low interest rate environment and the upgrade of our corporate credit ratings to investment grade. The recent rise in interest rates may lead to an increase in our effective interest rate; however, we remain mostly insulated, as 87% of our debt portfolio is comprised of either fixed rate debt or hedged floating-rate debt as of March 31, 2022.

Equipment disposals. Disposal gains continue to be extraordinarily high reflecting historically high used container sale prices. During 2021, the strong demand for containers, record high prices for new containers, and limited availability of used containers for sale drove used container sales prices to record levels. In the first quarter of 2022, selling prices decreased slightly from their peak levels in 2021, although they remained historically high due to continued high new container prices, lingering logistical bottlenecks, low container drop-off volumes and limited availability of used containers. We expect used container sales prices will likely normalize further over the course of 2022, and consequently our disposal gains are also likely to decrease from the first quarter levels.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, borrowings under our credit facilities and proceeds from other financing activities. Our principal uses of cash include capital expenditures, debt service, dividends, and share repurchases.

For the trailing twelve months ended March 31, 2022, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment, was $1,723.7 million. In addition, as of March 31, 2022, we had $72.0 million of unrestricted cash and cash equivalents and $2,089.0 million of borrowing capacity remaining under our existing credit facilities.

As of March 31, 2022, our cash commitments in the next twelve months include $463.0 million of scheduled principal payments on our existing debt facilities and $316.3 million of committed but unpaid capital expenditures, primarily for the purchase of equipment.

We believe that cash provided by operating activities, existing cash, proceeds from the sale of our leasing equipment, and availability under our credit facilities will be sufficient to meet our obligations over the next twelve months and beyond.

Capital Activity

During the three months ended March 31, 2022 the Company paid dividends of $13.0 million and $42.0 million on preferred shares and common shares, respectively.

During the three months ended March 31, 2022, the Company repurchased a total of 1.3 million common shares at an average price per share of $63.74 for a total cost of $80.2 million under its share repurchase program.

For additional information, please refer to Note 5 - “Other Equity Matters” in the Notes to the Unaudited Consolidated Financial Statements.

Debt Activity

During the first quarter, the Company completed a $600.0 million 3.25% senior notes offering with a maturity date of March 15, 2032. In addition, the Company exercised an early buyout option and paid $14.9 million of its remaining finance lease obligation.

Credit Ratings

Our investment-grade corporate and long-term debt credit ratings enable us to lower our cost of funds and broaden our access to attractively priced capital. While a ratings downgrade would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of our financings. The Company's long-term debt and corporate ratings of BBB- from both S&P Global Ratings and Fitch Ratings have not changed since December 31, 2021.

Debt Agreements

At March 31, 2022 our outstanding indebtedness was comprised of the following (amounts in millions):

	March 31, 2022
	Outstanding Borrowings	Maximum Borrowing Level
Secured Debt Financings
Asset-backed securitization term notes	$3,710.1	$3,710.1
Asset-backed securitization warehouse	202.0	1,125.0
Total secured debt financings	3,912.1	4,835.1
Unsecured Debt Financings
Senior notes	2,900.0	2,900.0
Term loan facilities	1,152.0	1,152.0
Revolving credit facilities	834.0	2,000.0
Total unsecured debt financings	4,886.0	6,052.0
Unamortized debt costs	(65.1)	—
Unamortized debt premiums & discounts	(5.6)	—
Debt, net of unamortized costs	$8,727.4	$10,887.1

The maximum borrowing levels depicted in the table above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by either borrowing bases or an unencumbered asset test that limits borrowing capacity. As of March 31, 2022, the availability under these credit facilities without adding additional assets was $1,095.3 million.
As of March 31, 2022, we had a combined $7,639.1 million of total debt on facilities with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap contracts. This accounts for 87% of total debt.

Pursuant to the terms of certain debt agreements, we are required to maintain certain amounts in restricted cash accounts. As of March 31, 2022, we had restricted cash of $121.4 million.

For additional information on our debt, please refer to Note 7 - "Debt" in the Notes to the Unaudited Consolidated Financial Statements.

Debt Covenants

We are subject to certain financial covenants related to leverage and interest coverage as defined in our debt agreements. Failure to comply with these covenants could result in a default under the related credit agreements and the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors. As of March 31, 2022, we were in compliance with all such covenants.

Cash Flow

The following table sets forth certain cash flow information for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in) operating activities	$398,670	$300,988
Net cash provided by (used in) investing activities	$(453,888)	$(525,684)
Net cash provided by (used in) financing activities	$18,080	$459,036

Operating Activities

Net cash provided by operating activities increased by $97.7 million to $398.7 million in the three months ended March 31, 2022 compared to $301.0 million in the same period in 2021, primarily due to increased profitability. In addition, there was an increase in cash collections related to leases with uneven payment terms and an increase in cash collections on finance leases due to an increase in our finance lease portfolio.

Investing Activities

Net cash used in investing activities was $453.9 million in the three months ended March 31, 2022 compared to $525.7 million in the same period in 2021. The change was primarily due to a $68.2 million decrease in equipment purchases.

Financing Activities

Net cash provided by financing activities was $18.1 million in the three months ended March 31, 2022, compared to $459.0 million in the same period in 2021. The change was primarily due to a $359.7 million decrease in net borrowings. In addition, we paid $81.7 million for share repurchases in the first quarter of 2022.

Results of Operations

The following table summarizes our comparative results of operations for the three months ended March 31, 2022 and 2021 (in thousands).

	Three Months Ended March 31,
	2022	2021	Variance
Leasing revenues:
Operating leases	$388,945	$339,794	$49,151
Finance leases	28,143	6,949	21,194
Total leasing revenues	417,088	346,743	70,345

Equipment trading revenues	34,120	25,945	8,175
Equipment trading expenses	(29,979)	(17,804)	(12,175)
Trading margin	4,141	8,141	(4,000)

Net gain on sale of leasing equipment	28,969	21,967	7,002

Operating expenses:
Depreciation and amortization	160,716	143,307	17,409
Direct operating expenses	6,220	9,370	(3,150)
Administrative expenses	21,300	20,921	379
Provision (reversal) for doubtful accounts	(27)	(2,464)	2,437
Total operating expenses	188,209	171,134	17,075
Operating income (loss)	261,989	205,717	56,272
Other expenses:
Interest and debt expense	54,510	54,623	(113)
Unrealized (gain) loss on derivative instruments, net	(439)	—	(439)
Debt termination expense	36	—	36
Other (income) expense, net	(308)	(481)	173
Total other expenses	53,799	54,142	(343)
Income (loss) before income taxes	208,190	151,575	56,615
Income tax expense (benefit)	13,932	11,737	2,195
Net income (loss)	$194,258	$139,838	$54,420
Less: dividend on preferred shares	13,028	10,513	2,515
Net income (loss) attributable to common shareholders	$181,230	$129,325	$51,905

Comparison of the three months ended March 31, 2022 and 2021

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

	Three Months Ended March 31,
	2022	2021	Variance
Leasing revenues:
Operating leases
Per diem revenues	$377,514	$331,252	$46,262
Fee and ancillary revenues	11,431	8,542	2,889
Total operating lease revenues	388,945	339,794	49,151
Finance leases	28,143	6,949	21,194
Total leasing revenues	$417,088	$346,743	$70,345

Total leasing revenues were $417.1 million for the three months ended March 31, 2022, compared to $346.7 million in the same period in 2021, an increase of $70.4 million.

Per diem revenues were $377.5 million for the three months ended March 31, 2022 compared to $331.3 million in the same period in 2021, an increase of $46.2 million. The primary reasons for this increase are as follows:
•$26.1 million increase due to an increase in the average number of containers on-hire of approximately 0.5 million CEU; and
•$18.3 million increase primarily due to an increase in average per diem rates for our dry containers partially offset by a decrease in average per diem rates for our refrigerated and special containers.

Fee and ancillary lease revenues were $11.4 million for the three months ended March 31, 2022 compared to $8.5 million in the same period in 2021, an increase of $2.9 million, primarily due to an increase in fee revenues related to the repositioning of containers.

Finance lease revenues were $28.1 million for the three months ended March 31, 2022 compared to $6.9 million in the same period in 2021, an increase of $21.2 million. This increase is primarily due to the addition of $1.5 billion of net finance lease receivable since April 2021 partially offset by the runoff of the existing portfolio.

Trading margin.    Trading margin was $4.1 million for the three months ended March 31, 2022 compared to $8.1 million in the same period in 2021, a decrease of $4.0 million. The decrease was primarily due to a decrease in container sales volumes.

Net gain (loss) on sale of leasing equipment.    Gain on sale of equipment was $29.0 million for the three months ended March 31, 2022 compared to $22.0 million in the same period in 2021, an increase of $7.0 million. The increase was primarily due to a 36.1% increase in the average sale price of our used dry containers, partially offset by a 29.4% decrease in sales volumes due to our limited inventory of containers available for sale.

Depreciation and amortization.    Depreciation and amortization was $160.7 million for the three months ended March 31, 2022 compared to $143.3 million in the same period in 2021, an increase of $17.4 million. The primary reasons for the increase are as follows:
•$26.5 million increase due to the increased size of our container fleet; partially offset by
•$7.7 million decrease due to an increase in the number of containers that have become fully depreciated.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, store equipment when it is not on lease and reposition equipment from locations with weak leasing demand. Direct operating expenses were $6.2 million for the three months ended March 31, 2022 compared to $9.4 million in the same period in 2021, a decrease of $3.2 million. The primary reasons for the decrease are as follows:
•$2.0 million decrease in repair, handling and repositioning expense primarily due to timing of drop-off activity; and
•$0.9 million decrease in storage expense resulting from a decrease in the number of idle units.

Administrative expenses.    Administrative expenses were $21.3 million for the three months ended March 31, 2022 compared to $20.9 million in the same period in 2021, an increase of $0.4 million.

Provision (reversal) for doubtful accounts.    Reversal for doubtful accounts was immaterial for the three months ended March 31, 2022, compared to $2.5 million in the same period in 2021. We reversed reserves in the first quarter of 2021 which were originally recorded in 2020 against a mid-sized customer receivable.

Interest and debt expense.    Interest and debt expense was $54.5 million for the three months ended March 31, 2022, compared to $54.6 million in the same period in 2021, a decrease of $0.1 million. The primary reasons for the decrease are as follows:
•$17.4 million decrease due to a decrease in the average effective interest rate to 2.50% from 3.30%; partially offset by
•$17.3 million increase due to an increase in the average debt balance of $2.1 billion.

Income taxes. Income tax expense was $13.9 million for the three months ended March 31, 2022 compared to $11.7 million in the same period in 2021, an increase of $2.2 million. The increase in income tax expense was primarily the result of an increase in pre-tax income partially offset by a decrease in the portion of income generated in higher tax jurisdictions in the three months ended March 31, 2022.

Contractual Obligations

We are party to various operating and finance leases and are obligated to make payments related to our borrowings. We are also obligated under various commercial commitments, including payment obligations to our equipment manufacturers. Our equipment manufacturer obligations are in the form of conventional accounts payable, and are satisfied by cash flows from operations and financing activities.

The following table summarizes our contractual commitments and obligations as of March 31, 2022 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Contractual Obligations by Period
Contractual Obligations:	Total	Remaining 2022	2023	2024	2025	2026	2027 and thereafter
	(dollars in millions)
Principal debt obligations	$8,798.1	$346.9	$1,230.1	$1,251.7	$428.2	$2,558.3	$2,982.9
Interest on debt obligations(1)	1,077.3	159.9	196.8	169.3	149.0	119.4	282.9
Operating leases (mainly facilities)	5.7	2.7	2.3	0.6	0.1	—	—
Purchase obligations:
Equipment purchases payable	56.8	56.8	—	—	—	—	—
Equipment purchase commitments	259.5	259.5	—	—	—	—	—
Total contractual obligations	$10,197.4	$825.8	$1,429.2	$1,421.6	$577.3	$2,677.7	$3,265.8
(1)Amounts include actual interest for fixed debt, estimated interest for floating-rate debt and interest rate swaps which are in a payable position based on March 31, 2022 rates.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. For a discussion of our critical accounting estimates, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10-K. There have been no significant changes to our critical accounting estimates since our 2021 Annual Report on Form 10-K.

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

The primary external risk of our derivative agreements is counterparty credit exposure, which is defined as the ability of a counterparty to perform its financial obligations under the agreement. All of our derivative agreements are with highly-rated financial institutions. Credit exposures are measured based on counterparty credit risks and the market value of outstanding derivative instruments.

As of March 31, 2022, we had derivative agreements in place to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Derivatives	Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Cap Rate	Weighted Average Remaining Term
Interest Rate Swap(1)	$1,617.4 Million	2.04%	n/a	4.0 years
Interest Rate Cap	$400.0 Million	n/a	5.5%	1.7 years
(1)     The impact of forward starting swaps with total notional amount of $350.0 million will increase the weighted average remaining term to 5.0 years.

Our derivative agreements are designated as cash flow hedges for accounting purposes. Any unrealized gains or losses related to the changes in fair value are recognized in accumulated other comprehensive income and reclassified to interest and debt expense as they are realized. As of March 31, 2022, we have certain interest rate cap agreements that are non-designated derivatives and changes in fair value are recognized as unrealized (gain) loss on derivative instruments, net, on the statements of operations.

Approximately 87% of our debt is either fixed or hedged using derivative instruments which helps mitigate the impact of changes in short-term interest rates. A 100 basis point increase in the interest rates on our unhedged debt (primarily LIBOR) would result in an increase of approximately $11.5 million in interest expense over the next 12 months.

Foreign currency exchange rate risk

Although we have significant foreign-based operations, the majority of our revenues and our operating expenses are denominated in U.S. dollars. However, we pay our non-U.S. employees in local currencies and certain operating expenses are denominated in foreign currencies. Net foreign currency exchange gains and losses were immaterial for the three months ended March 31, 2022 and 2021.

ITEM 4.    CONTROLS AND PROCEDURES.

Our senior management has evaluated the effectiveness and design of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e)), as of March 31, 2022. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded, as of March 31, 2022, that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2022, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS.

The war in Ukraine may negatively impact international trade and our business.

The ongoing war in Ukraine has resulted in economic and trade disruptions, as well as a significant humanitarian crisis. The conflict has led to significant stress on the global economy, as well as economic sanctions and trade controls being placed on Russia, port restrictions on Russian ships and decisions to suspend service to Russia and alter certain routes by several major ocean carriers. We do not have any employees or Company facilities in Russia, and our direct exposure to customers whose businesses are focused on trading with Russia is not material, representing approximately $30 million in net book value of leased containers. However, given the nature of our business and global operations, political, economic and other conditions in major regions, including geopolitical risks such as the current war in Ukraine, may adversely affect us. Further sanctions, embargoes, regional instability, shipping bans, escalation of hostilities and the effects of the conflict on the global economy, including increased on-shoring and near-shoring and reduced global trade, cannot be predicted. These factors may negatively impact our business and results of operations.

For a detailed discussion of our other risk factors, refer to our Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Share Repurchase Program

In October 2021, our Board of Directors increased our share repurchase authorization to $200 million. The following table provides certain information with respect to the Company's purchases of its common shares during the three months ended March 31, 2022:

	Issuer Purchases of Common Shares(1)
Period	Total number of shares purchased(2)	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)
January 1, 2022 through January 31, 2022	455,000	$61.73	$118,847
February 1, 2022 through February 28, 2022	393,535	$63.71	$93,769
March 1, 2022 through March 31, 2022	408,839	$66.00	$66,775
Total	1,257,374	$63.74	$66,775
(1)On April 26, 2022, the Company's Board of Directors increased the share repurchase authorization to $200.0 million. The revised authorization may be used by the Company to repurchase common or preferred shares.
(2)This column represents the total number of shares purchased and the total number of shares purchased as part of publicly announced plans.

ITEM 6.    EXHIBITS.

Exhibit Number	Exhibit Description
10.1*+	Form of Restricted Share Award Agreement under the Triton International Limited Amended and Restated 2016 Equity Incentive Plan
10.2*+	Form of Restricted Share Unit Award Agreement under the Triton International Limited Amended and Restated 2016 Equity Incentive Plan
10.3	Triton International Limited Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 14, 2022)
10.4	Letter Agreement between Brian M. Sondey and Triton International Limited, dated February 11, 2022 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 14, 2022)
22.1	List of Subsidiary Guarantors and Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22.1 to the Company's Current Report on Form 8-K filed January 19, 2022)
31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Instance Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Inline XBRL Data (formatted as Inline XBRL and contained in Exhibit 101)

______________________________________________________________________________

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRITON INTERNATIONAL LIMITED

May 3, 2022	By:	/s/ JOHN BURNS
John Burns
Chief Financial Officer