Form 10-Q
period 2022-06-30
Triton International Ltd
filed 2022-07-28
CIK 1660734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 26, 2022, there were 62,020,696 common shares at $0.01 par value per share of the registrant outstanding.

Triton International Limited

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q of Triton International Limited ("Triton", "we", "our", or the "Company") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the Securities and Exchange Commission (the "SEC"), or in connection with oral statements made to the press, potential investors or others. All statements, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, future costs, prospects, plans and objectives of management are forward-looking statements. The words "expect," "estimate," "anticipate," "predict," "believe," "think," "plan," "will," "should," "intend," "seek," "potential" and similar expressions and variations are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
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
•risks stemming from the international nature of our businesses, including global and regional economic conditions, including inflation and attempts to control inflation, and geopolitical risks such as the ongoing war in Ukraine;
•decreases in demand for international trade;
•risks resulting from the political and economic policies of the United States and other countries, particularly China, including but not limited to, the impact of trade wars, duties and tariffs;
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
•changes in tax laws in Bermuda, the United States and other countries; and
•other risks and uncertainties, including those listed under the caption "Risk Factors" in our Annual Report on Form 10-K, filed with the SEC on February 15, 2022, in this Quarterly Report on Form 10-Q and in any subsequent Quarterly Reports on Form 10-Q to be filed by us, as well as in the other documents we file with the SEC from time to time, and such risks and uncertainties are specifically incorporated herein by reference.
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

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

TRITON INTERNATIONAL LIMITED
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS:
Leasing equipment, net of accumulated depreciation of $4,151,317 and $3,919,181	$9,887,026	$10,201,113
Net investment in finance leases	1,743,192	1,558,290
Equipment held for sale	79,402	48,746
Revenue earning assets	11,709,620	11,808,149
Cash and cash equivalents	66,713	106,168
Restricted cash	113,392	124,370
Accounts receivable, net of allowances of $1,183 and $1,178	289,681	294,792
Goodwill	236,665	236,665
Lease intangibles, net of accumulated amortization of $286,750 and $281,340	11,707	17,117
Other assets	30,609	50,346
Fair value of derivative instruments	71,201	6,231
Total assets	$12,529,588	$12,643,838
LIABILITIES AND SHAREHOLDERS' EQUITY:
Equipment purchases payable	$43,348	$429,568
Fair value of derivative instruments	2,030	48,277
Deferred revenue	335,025	92,198
Accounts payable and other accrued expenses	67,361	70,557
Net deferred income tax liability	396,253	376,009
Debt, net of unamortized costs of $62,204 and $63,794	8,411,271	8,562,517
Total liabilities	9,255,288	9,579,126
Shareholders' equity:
Preferred shares, $0.01 par value, at liquidation preference	730,000	730,000
Common shares, $0.01 par value, 270,000,000 shares authorized, 81,389,809 and 81,295,366 shares issued, respectively	814	813
Undesignated shares, $0.01 par value, 800,000 shares authorized, no shares issued and outstanding	—	—
Treasury shares, at cost, 18,519,113 and 15,429,499 shares, respectively	(712,575)	(522,360)
Additional paid-in capital	904,841	904,224
Accumulated earnings	2,283,084	2,000,854
Accumulated other comprehensive income (loss)	68,136	(48,819)
Total shareholders' equity	3,274,300	3,064,712
Total liabilities and shareholders' equity	$12,529,588	$12,643,838
The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Leasing revenues:
Operating leases	$392,091	$360,859	$781,036	$700,653
Finance leases	29,517	8,925	57,660	15,874
Total leasing revenues	421,608	369,784	838,696	716,527

Equipment trading revenues	48,108	33,183	82,228	59,128
Equipment trading expenses	(41,706)	(22,457)	(71,685)	(40,261)
Trading margin	6,402	10,726	10,543	18,867

Net gain on sale of leasing equipment	35,072	31,391	64,041	53,358

Operating expenses:
Depreciation and amortization	160,922	154,056	321,638	297,363
Direct operating expenses	7,398	6,337	13,618	15,707
Administrative expenses	24,968	22,979	46,268	43,900
Provision (reversal) for doubtful accounts	46	(26)	19	(2,490)
Total operating expenses	193,334	183,346	381,543	354,480
Operating income (loss)	269,748	228,555	531,737	434,272
Other expenses:
Interest and debt expense	54,659	60,004	109,169	114,627
Unrealized (gain) loss on derivative instruments, net	100	—	(339)	—
Debt termination expense	1,627	89,863	1,663	89,863
Other (income) expense, net	(189)	(261)	(497)	(742)
Total other expenses	56,197	149,606	109,996	203,748
Income (loss) before income taxes	213,551	78,949	421,741	230,524
Income tax expense (benefit)	15,932	13,732	29,864	25,469
Net income (loss)	$197,619	$65,217	$391,877	$205,055
Less: dividend on preferred shares	13,028	10,513	26,056	21,026
Net income (loss) attributable to common shareholders	$184,591	$54,704	$365,821	$184,029
Net income per common share—Basic	$2.91	$0.82	$5.70	$2.75
Net income per common share—Diluted	$2.90	$0.81	$5.68	$2.74
Cash dividends paid per common share	$0.65	$0.57	$1.30	$1.14
Weighted average number of common shares outstanding—Basic	63,457	66,951	64,168	66,943
Dilutive restricted shares	288	331	277	295
Weighted average number of common shares outstanding—Diluted	63,745	67,282	64,445	67,238

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$197,619	$65,217	$391,877	$205,055
Other comprehensive income (loss), net of tax:
Change in derivative instruments designated as cash flow hedges	34,158	(23,730)	108,175	39,120
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges	2,981	6,958	9,288	14,060
Foreign currency translation adjustment	(342)	42	(508)	63
Other comprehensive income (loss), net of tax	36,797	(16,730)	116,955	53,243
Comprehensive income	234,416	48,487	508,832	258,298
Less:
Dividend on preferred shares	13,028	10,513	26,056	21,026
Comprehensive income attributable to common shareholders	$221,388	$37,974	$482,776	$237,272

Tax (benefit) provision on change in derivative instruments designated as cash flow hedges	$1,728	$(556)	$7,274	$2,002
Tax (benefit) provision on reclassification of (gain) loss on derivative instruments designated as cash flow hedges	$(35)	$481	$428	$949

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)
(Unaudited)

	Preferred Shares		Common Shares		Treasury Shares		Add'l Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	29,200,000	$730,000	81,295,366	$813	15,429,499	$(522,360)	$904,224	$2,000,854	$(48,819)	$3,064,712
Share-based compensation	—	—	164,932	2	—	—	2,554	—	—	2,556
Treasury shares acquired	—	—	—	—	1,257,374	(80,166)	—	—	—	(80,166)
Share repurchase to settle shareholder tax obligations	—	—	(93,253)	(1)	—	—	(5,628)	—	—	(5,629)
Net income (loss)	—	—	—	—	—	—	—	194,258	—	194,258
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	80,158	80,158
Common shares dividend declared	—	—	—	—	—	—	—	(42,307)	—	(42,307)
Preferred shares dividend declared	—	—	—	—	—	—	—	(13,028)	—	(13,028)
Balance as of March 31, 2022	29,200,000	$730,000	81,367,045	$814	16,686,873	$(602,526)	$901,150	$2,139,777	$31,339	$3,200,554
Share-based compensation	—	—	22,764	—	—	—	3,691	—	—	3,691
Treasury shares acquired	—	—	—	—	1,832,240	(110,049)	—	—	—	(110,049)
Net income (loss)	—	—	—	—	—	—	—	197,619	—	197,619
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	36,797	36,797
Common shares dividend declared	—	—	—	—	—	—	—	(41,284)	—	(41,284)
Preferred shares dividend declared	—	—	—	—	—	—	—	(13,028)	—	(13,028)
Balance as of June 30, 2022	29,200,000	$730,000	81,389,809	$814	18,519,113	$(712,575)	$904,841	$2,283,084	$68,136	$3,274,300

`	Preferred Shares		Common Shares		Treasury Shares		Add'l Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	22,200,000	$555,000	81,151,723	$812	13,901,326	$(436,822)	$905,323	$1,674,670	$(133,035)	$2,565,948
Share-based compensation	—	—	207,077	2	—	—	1,713	—	—	1,715
Share repurchase to settle shareholder tax obligations	—	—	(85,466)	(1)	—	—	(4,145)	—	—	(4,146)
Net income (loss)	—	—	—	—	—	—	—	139,838	—	139,838
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	69,973	69,973
Common shares dividend declared	—	—	—	—	—	—	—	(38,497)	—	(38,497)
Preferred shares dividend declared	—	—	—	—	—	—	—	(10,513)	—	(10,513)
Balance as of March 31, 2021	22,200,000	$555,000	81,273,334	$813	13,901,326	$(436,822)	$902,891	$1,765,498	$(63,062)	$2,724,318
Share-based compensation	—	—	21,568	—	—	—	3,295	—	—	3,295
Net income (loss)	—	—	—	—	—	—	—	65,217	—	65,217
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(16,730)	(16,730)
Common shares dividend declared	—	—	—	—	—	—	—	(38,510)	—	(38,510)
Preferred shares dividend declared	—	—	—	—	—	—	—	(10,513)	—	(10,513)
Balance as of June 30, 2021	22,200,000	$555,000	81,294,902	$813	13,901,326	$(436,822)	$906,186	$1,781,692	$(79,792)	$2,727,077
The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$391,877	$205,055
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	321,638	297,363
Amortization of deferred debt cost and other debt related amortization	6,541	4,255
Lease related amortization	5,893	9,549
Share-based compensation expense	6,247	5,010
Net (gain) loss on sale of leasing equipment	(64,041)	(53,358)
Unrealized (gain) loss on derivative instruments	(339)	—
Debt termination expense	1,663	89,863
Deferred income taxes	12,542	25,228
Changes in operating assets and liabilities:
Accounts receivable	(1,459)	(40,419)
Deferred revenue	266,802	25,801
Accounts payable and other accrued expenses	(2,957)	(5,842)
Net equipment sold (purchased) for resale activity	(14,015)	8,787
Cash received (paid) for settlement of interest rate swaps	16,588	5,481
Cash collections on finance lease receivables, net of income earned	72,004	27,124
Other assets	18,471	9,422
Net cash provided by (used in) operating activities	1,037,455	613,319
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(750,021)	(1,717,843)
Proceeds from sale of equipment, net of selling costs	126,818	117,688
Other	(405)	63
Net cash provided by (used in) investing activities	(623,608)	(1,600,092)
Cash flows from financing activities:
Purchases of treasury shares	(187,967)	—
Debt issuance costs	(8,348)	(31,502)
Borrowings under debt facilities	1,505,600	5,663,432
Payments under debt facilities and finance lease obligations	(1,659,002)	(4,490,788)
Dividends paid on preferred shares	(26,056)	(21,026)
Dividends paid on common shares	(82,878)	(76,317)
Other	(5,629)	(4,146)
Net cash provided by (used in) financing activities	(464,280)	1,039,653
Net increase (decrease) in cash, cash equivalents and restricted cash	$(50,433)	$52,880
Cash, cash equivalents and restricted cash, beginning of period	230,538	151,996
Cash, cash equivalents and restricted cash, end of period	$180,105	$204,876
Supplemental disclosures:
Interest paid	$94,321	$106,182
Income taxes paid (refunded)	$17,538	$3,445
Right-of-use asset for leased property	$210	$1,453
Supplemental non-cash investing activities:
Equipment purchases payable	$43,348	$411,454
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

The interim consolidated balance sheet as of June 30, 2022; the consolidated statements of operations, the consolidated statements of comprehensive income, and the consolidated statements of shareholders' equity for the three and six months ended June 30, 2022 and 2021; and the consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited. The consolidated balance sheet as of December 31, 2021, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. The unaudited interim financial statements have been prepared on a basis consistent with the Company's annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company's financial position, results of operations, comprehensive income, shareholders' equity, and cash flows for the periods presented. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The consolidated results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022 or for any other future annual or interim period.

These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2021 included in the Company's Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on February 15, 2022. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain changes in presentation have been made to conform the prior period presentation to current period reporting.
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

Concentration of Credit Risk

The Company's equipment leases and trade receivables subject it to potential credit risk. The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis. The Company's three largest customers accounted for 23%, 17%, and 11%, respectively, of the Company's lease billings during the six months ended June 30, 2022.

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

New Accounting Pronouncements

Recently Adopted Accounting Standards Updates

Lessors - Certain Leases with Variable Lease Payments

In July 2021, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2021-05, Lease (Topic 842): Lessors - Certain Leases with Variable Lease Payments. This guidance amends the lease classification accounting for lessors on certain leases with variable lease payments that do not depend on a reference index or a rate. The Company did not have such leases and therefore the Company's adoption of this standard on January 1, 2022 had no impact on its consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Impairment (loss) reversal on equipment held for sale	$(86)	$(42)	$(159)	$(37)
Gain (loss) on sale of equipment, net of selling costs	35,158	31,433	64,200	53,395
Net gain on sale of leasing equipment	$35,072	$31,391	$64,041	$53,358

Note 3—Intangible Assets

Intangible assets consist of lease intangibles for leases acquired with lease rates above market in a business combination. The following table summarizes the amortization of intangible assets as of June 30, 2022 (in thousands):

Year ending December 31,	Total Intangible Assets
2022	$5,087
2023	4,657
2024	1,963
Total	$11,707

Amortization expense related to intangible assets was $2.6 million and $5.4 million for the three and six months ended June 30, 2022, respectively, and $4.4 million and $9.0 million for the three and six months ended June 30, 2021, respectively.

Note 4—Share-Based Compensation

The Company recognizes share-based compensation expense for share-based payment transactions based on the grant date fair value. The expense is recognized over the employee's requisite service period, which is generally the vesting period of the equity award. The Company recognized share-based compensation expense in administrative expenses of $3.7 million and $6.2 million for the three and six months ended June 30, 2022, respectively, and $3.3 million and $5.0 million for the three and six months ended June 30, 2021, respectively. Share-based compensation expense includes charges for performance-based shares and units that are deemed probable to vest.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2022, the total unrecognized compensation expense related to non-vested restricted share awards and units was $15.3 million, which is expected to be recognized on a straight-line basis through January 2025.

During the six months ended June 30, 2022, the Company issued 165,286 restricted shares, and canceled 93,253 shares to settle payroll taxes on behalf of employees. Additional shares may be issued based upon the satisfaction of certain performance criteria. Additionally, the Company issued 22,410 shares to non-employee directors at fair value that vested immediately.

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

During the six months ended June 30, 2022, the Company repurchased a total of 3,089,614 common shares at an average price per-share of $61.55 for a total of $190.2 million.

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company paid the following quarterly dividends during the three and six months ended June 30, 2022 and 2021 on its issued and outstanding Series (in millions except for the per-share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Series	Per Share Payment	Aggregate Payment	Per Share Payment	Aggregate Payment	Per Share Payment	Aggregate Payment	Per Share Payment	Aggregate Payment
A(1)	$0.53	$1.8	$0.53	$1.8	$1.06	$3.6	$1.06	$3.6
B	$0.50	$2.9	$0.50	$2.9	$1.00	$5.8	$1.00	$5.8
C(1)	$0.46	$3.2	$0.46	$3.2	$0.92	$6.4	$0.92	$6.4
D(1)	$0.43	$2.6	$0.43	$2.6	$0.86	$5.2	$0.86	$5.2
E(1)	$0.36	$2.5	$—	$—	$0.72	$5.1	$—	$—
Total		$13.0		$10.5		$26.1		$21.0
(1)     Per share payments rounded to the nearest whole cent.

As of June 30, 2022, the Company had cumulative unpaid preferred dividends of $2.2 million.

Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income (loss), net of tax, for the six months ended June 30, 2022 and 2021 (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2021	$(44,205)	$(4,614)	$(48,819)
Change in derivative instruments designated as cash flow hedges(1)	74,017	—	74,017
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	6,307	—	6,307
Foreign currency translation adjustment	—	(166)	(166)
Balance as of March 31, 2022	$36,119	$(4,780)	$31,339
Change in derivative instruments designated as cash flow hedges(1)	34,158	—	34,158
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	2,981	—	2,981
Foreign currency translation adjustment	—	(342)	(342)
Balance as of June 30, 2022	$73,258	$(5,122)	$68,136

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2020	$(128,526)	$(4,509)	$(133,035)
Change in derivative instruments designated as cash flow hedges(1)	62,850	—	62,850
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	7,102	—	7,102
Foreign currency translation adjustment	—	21	21
Balance as of March 31, 2021	$(58,574)	$(4,488)	$(63,062)
Change in derivative instruments designated as cash flow hedges(1)	(23,730)	—	(23,730)
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	6,958	—	6,958
Foreign currency translation adjustment	—	42	42
Balance as of June 30, 2021	$(75,346)	$(4,446)	$(79,792)
(1)    Refer to Note 8 - "Derivative Instruments" for reclassification impact on the Consolidated Statements of Operations.

Note 6—Leases

Lessee

The Company's leases are primarily for multiple office facilities which are contracted under various cancelable and non-cancelable operating leases, most of which provide extension or early termination options. The Company's lease agreements do not contain any residual value guarantees or material restrictive covenants.

As of June 30, 2022, the weighted average implicit rate was 3.60% and the weighted average remaining lease term was 1.7 years.

The following table summarizes the impact of the Company's leases in its financial statements (in thousands):

Balance Sheet	Financial statement caption	June 30, 2022	December 31, 2021
Right-of-use asset - operating	Other assets	$3,844	$5,099
Lease liability - operating	Accounts payable and other accrued expenses	$4,356	$5,790

		Three Months Ended June 30,		Six Months Ended June 30,
Income Statement	Financial statement caption	2022	2021	2022	2021
Operating lease cost(1)	Administrative expenses	$822	$804	$1,647	$1,580
(1)     Includes short-term leases that are immaterial.

Cash paid for amounts of lease liabilities included in operating cash flows was $1.7 million and $1.6 million for the six months ended June 30, 2022 and 2021, respectively.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lessor

Operating Leases

As of June 30, 2022, the Company has deferred revenue balances related to operating leases with uneven payment terms. These amounts will be amortized to revenue as follows (in thousands):

Year ending December 31,
2022	$34,096
2023	70,672
2024	72,932
2025	61,870
2026	38,677
2027 and thereafter	56,778
Total	$335,025

Finance Leases

The following table summarizes the components of the net investment in finance leases (in thousands):

	June 30, 2022	December 31, 2021
Future minimum lease payment receivable(1)	$2,328,467	$2,122,165
Estimated residual receivable(2)	217,780	205,994
Gross finance lease receivables(3)	2,546,247	2,328,159
Unearned income(4)	(803,055)	(769,869)
Net investment in finance leases(5)	$1,743,192	$1,558,290
(1)     There were no executory costs included in gross finance lease receivables as of June 30, 2022 and December 31, 2021.
(2)     The Company's finance leases generally include a purchase option at nominal amounts that is reasonably certain to be exercised, and therefore, the Company has immaterial residual value risk for assets.
(3)    The gross finance lease receivable is reduced as billed to customers and reclassified to accounts receivable until paid by customers.
(4)     There were no unamortized initial direct costs as of June 30, 2022 and December 31, 2021.
(5)    One major customer represented 87% and 91% of the Company's finance lease portfolio as of June 30, 2022 and December 31, 2021, respectively. No other customer represented more than 10% of the Company's finance lease portfolio in each of those periods.

The Company’s finance lease portfolio lessees are primarily comprised of the largest international shipping lines. In its estimate of expected credit losses, the Company evaluates the overall credit quality of its finance lease portfolio. The Company considers an account past due when a payment has not been received in accordance with the terms of the related lease agreement and maintains allowances, if necessary, for doubtful accounts. These allowances are based on, but not limited to, historical experience which includes stronger and weaker economic cycles, each lessee's payment history, management's current assessment of each lessee's financial condition, consideration of current economic conditions and reasonable market forecasts. As of June 30, 2022, the Company does not have an allowance on its gross finance lease receivables and does not have any material past due balances.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Debt

The table below summarizes the Company's key terms and carrying value of debt (in thousands):

	June 30, 2022				December 31, 2021
	Outstanding Borrowings	Contractual Weighted Avg Interest Rate(1)	Maturity Range(1)		Outstanding Borrowings
			From	To
Secured Debt Financings
Asset-backed securitization term notes	$3,233,822	2.12%	August 2023	February 2031	$3,801,777
Asset-backed securitization warehouse	452,000	3.11%	April 2029	April 2029	225,000
Finance lease obligations	—	—	February 2022	February 2022	15,042
Total secured debt financings	3,685,822				4,041,819
Unsecured Debt Financings
Senior notes	2,900,000	2.11%	August 2023	March 2032	2,300,000
Term loan facilities	1,128,000	3.05%	May 2026	May 2026	1,176,000
Revolving credit facilities	765,000	3.04%	October 2026	October 2026	1,112,000
Total unsecured debt financings	4,793,000				4,588,000
Unamortized debt costs	(62,204)				(63,794)
Unamortized debt premiums & discounts	(5,347)				(3,508)
Debt, net of unamortized costs	$8,411,271				$8,562,517
(1)     Data as of June 30, 2022.

The fair value of total debt outstanding was $7,748.2 million and $8,572.9 million as of June 30, 2022 and December 31, 2021, respectively, and was measured using Level 2 inputs.

As of June 30, 2022, the maximum borrowing levels for the Asset-backed Securitization ("ABS") warehouse and the revolving credit facilities are $1,125.0 million and $2,000.0 million, respectively. These facilities are governed by either borrowing bases or an unencumbered asset test that limits borrowing capacity. As of June 30, 2022, the availability under these credit facilities without adding additional assets to the borrowing base was approximately $1,413.2 million.

The Company is subject to certain financial covenants under its debt agreements. As of June 30, 2022 and December 31, 2021, the Company was in compliance with all financial covenants in accordance with the terms of its debt agreements.

The Company hedges the risks associated with fluctuations in interest rates on a portion of its floating-rate debt by entering into interest rate swap agreements that convert a portion of its floating-rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The following table summarizes the Company's outstanding fixed-rate and floating-rate debt as of June 30, 2022 (in thousands):

	Balance Outstanding	Contractual Weighted Avg Interest Rate	Maturity Range		Weighted Avg Remaining Term
			From	To
Excluding impact of derivative instruments:
Fixed-rate debt	$5,944,632	2.08%	Aug 2023	Mar 2032	4.9 years
Floating-rate debt	$2,534,190	3.08%	Aug 2023	Apr 2029	3.9 years

Including impact of derivative instruments:
Fixed-rate debt	$5,944,632	2.08%
Hedged floating-rate debt	$1,333,940	3.47%
Total fixed and hedged debt	$7,278,572	2.33%
Unhedged floating-rate debt	$1,200,250	3.08%
Total	$8,478,822	2.44%

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On January 19, 2022, the Company completed a $600.0 million 3.25% senior notes offering with a maturity date of March 15, 2032.

On February 1, 2022, the Company exercised an early buyout option and paid $14.9 million of its remaining finance lease obligations.

On April 27, 2022, the Company amended its existing ABS warehouse facility with $1,125.0 million borrowing capacity to extend the revolving period to April 27, 2025 and change the interest rate to the Secured Overnight Financing Rate ("SOFR") plus 1.60%. After the revolving period, borrowings will convert to term notes with a maturity date of April 27, 2029, paying interest at SOFR plus 2.60%. As part of this transaction, the Company wrote off $0.3 million of debt related costs.

On April 29, 2022, the Company extinguished an ABS term note and paid the outstanding balance of $391.3 million. As a result, the Company wrote off $1.3 million of debt related costs.

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

The Company's ABS warehouse facility has a borrowing capacity of $1,125.0 million that is available on a revolving basis until April 27, 2025, paying interest at the SOFR plus 1.60% after which any borrowings will convert to term notes with a maturity date of April 27, 2029, paying interest at SOFR plus 2.60%.

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

Note 8—Derivative Instruments

Interest Rate Swaps / Caps

The Company enters into derivative agreements to manage interest rate risk exposure. Interest rate swap agreements are utilized to limit the Company's exposure to interest rate risk by converting a portion of its floating-rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. Interest rate swaps involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the lives of the agreements without an exchange of the underlying principal amounts. These swaps are designated as cash flow hedges for accounting purposes and accordingly, changes in the fair value are recorded in accumulated other comprehensive income (loss) and reclassified to interest and debt expense when they are realized.

The Company has entered into offsetting $500.0 million notional interest rate cap agreements with substantially similar economic terms related to certain debt facility requirements. These derivatives are not designated as hedging instruments, and because they offset, changes in fair value have an immaterial impact on the financial statements.

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

Certain assets of the Company's subsidiaries are pledged as collateral for various ABS facilities and the amounts payable under certain derivative agreements. Additionally, the Company may be required to post cash collateral on certain derivative agreements if the fair value of these contracts represents a liability. Any amounts of cash collateral posted are included in Other assets on the consolidated balance sheet and are presented in operating activities of the consolidated statements of cash flows. As of June 30, 2022, the Company posted cash collateral on derivative instruments of $3.4 million.

During the six months ended June 30, 2022, the company terminated the following interest rate swaps and caps:

Derivative Instrument	Date Terminated	Notional Amount	Funds Received (Paid)
Interest rate swap	January 11, 2022	$150.0 million	$6.0 million
Interest rate swap	January 11, 2022	$150.0 million	$6.1 million
Interest rate cap	April 27, 2022	$200.0 million	$0.3 million
Interest rate cap	April 27, 2022	$200.0 million	$0.2 million
Interest rate swap	April 29, 2022	$62.5 million	$1.4 million
Interest rate swap	April 29, 2022	$100.0 million	$1.6 million
Interest rate swap	April 29, 2022	$100.0 million	$0.9 million
As of June 30, 2022, the Company had interest rate swap and cap agreements in place to fix or limit the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Derivatives	Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Cap Rate	Weighted Average Remaining Term
Interest Rate Swap(1)	$1,333.9 Million	2.08%	n/a	4.1 years
(1)     Excludes certain interest rate swaps with an effective date in a future period ("forward starting swaps"). Including these instruments will increase total notional amount by $350.0 million and increase the weighted average remaining term to 5.4 years.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Within the next twelve months, we expect to reclassify $20.1 million of net unrealized gains related to interest rate swap and cap agreements from accumulated other comprehensive income (loss) into earnings.

The following table summarizes the impact of derivative instruments on the consolidated statements of operations and the consolidated statements of comprehensive income on a pretax basis (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Financial statement caption	2022	2021	2022	2021
Non-Designated Derivative Instruments
Realized (gains) losses	Debt termination expense	$—	$883	$—	$883
Unrealized (gains) losses	Unrealized (gain) loss on derivative instruments, net	$100	$—	$(339)	$—
Designated Derivative Instruments
Realized (gains) losses	Interest and debt (income) expense	$2,946	$7,439	$9,716	$15,009
Unrealized (gains) losses	Comprehensive (income) loss	$(35,886)	$24,286	$(115,449)	$(41,122)

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

The Company presents the fair value of derivative financial instruments on a gross basis as a separate line item on the consolidated balance sheet. As of June 30, 2022 and December 31, 2021, the Company has no material non-designated instruments.

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarizes our segment information and the consolidated totals reported (in thousands):

	Three Months Ended June 30,
	2022			2021
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$417,661	$3,947	$421,608	$366,989	$2,795	$369,784
Trading margin	—	6,402	6,402	—	10,726	10,726
Net gain on sale of leasing equipment	35,072	—	35,072	31,391	—	31,391
Depreciation and amortization expense	160,736	186	160,922	153,881	175	154,056
Interest and debt expense	54,007	652	54,659	59,594	410	60,004
Segment income (loss) before income taxes(1)	206,548	8,730	215,278	157,324	11,488	168,812
Purchases of leasing equipment and investments in finance leases(2)	$238,994	$—	$238,994	$1,138,632	$—	$1,138,632

	Six Months Ended June 30,
	2022			2021
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$831,352	$7,344	$838,696	$710,794	$5,733	$716,527
Trading margin	—	10,543	10,543	—	18,867	18,867
Net gain on sale of leasing equipment	64,041	—	64,041	53,358	—	53,358
Depreciation and amortization expense	321,268	370	321,638	297,018	345	297,363
Interest and debt expense	108,258	911	109,169	113,815	812	114,627
Segment income (loss) before income taxes(1)	407,689	15,376	423,065	299,513	20,874	320,387
Purchases of leasing equipment and investments in finance leases(2)	$750,021	$—	$750,021	$1,717,843	$—	$1,717,843
(1)    Segment income before income taxes excludes unrealized gains or losses on derivative instruments and debt termination expense. The Company recorded an unrealized loss on derivative instruments of $0.1 million and nil for the three months ended June 30, 2022 and 2021, respectively, and the Company recorded an unrealized gain on derivative instruments of $0.3 million and nil for the six months ended June 30, 2022 and 2021, respectively. The company recorded $1.6 million and $1.7 million of debt termination expense for the three and six months ended June 30, 2022, respectively, and $89.9 million of debt termination expense for both the three and six months ended June 30, 2021.
(2)     Represents cash disbursements for purchases of leasing equipment and investments in finance lease as reflected in the consolidated statements of cash flows for the periods indicated, but excludes cash flows associated with the purchase of equipment held for resale.

	June 30, 2022			December 31, 2021
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Equipment held for sale	$29,706	$49,696	$79,402	$16,936	$31,810	$48,746
Goodwill	220,864	15,801	236,665	220,864	15,801	236,665
Total assets	$12,417,157	$112,431	$12,529,588	$12,543,270	$100,568	$12,643,838

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the geographic allocation of total leasing revenues for the three and six months ended June 30, 2022 and 2021 based on customers' primary domicile (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total leasing revenues:
Asia	$151,894	$135,853	$301,880	$259,747
Europe	219,781	194,070	439,887	380,443
Americas	36,550	27,336	70,759	52,049
Bermuda	700	597	1,330	1,172
Other International	12,683	11,928	24,840	23,116
Total	$421,608	$369,784	$838,696	$716,527

Since the majority of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, all of the Company's long-lived assets are considered to be international.

The following table summarizes the geographic allocation of equipment trading revenues for the three and six months ended June 30, 2022 and 2021 based on the location of the sale (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total equipment trading revenues:
Asia	$29,370	$14,310	$43,278	$21,769
Europe	6,549	5,040	15,511	12,162
Americas	10,664	10,834	20,851	19,375
Bermuda	—	—	—	—
Other International	1,525	2,999	2,588	5,822
Total	$48,108	$33,183	$82,228	$59,128

Note 10—Commitments and Contingencies

Container Equipment Purchase Commitments

At June 30, 2022, the Company had commitments to purchase equipment in the amount of $135.4 million to be paid in 2022.

Contingencies

The Company is party to various pending or threatened legal or regulatory proceedings arising in the ordinary course of its business. Based upon information presently available, the Company does not expect any liabilities arising from these matters to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

Note 11—Income Taxes

The Company's effective tax rates were 7.5% and 17.4% for the three months ended June 30, 2022 and 2021, respectively, and 7.1% and 11.0% for the six months ended June 30, 2022 and 2021, respectively. The Company has computed the provision for income taxes based on the estimated annual effective tax rate and the application of discrete items, if any, in the applicable period. The high tax rates for the three and six months ended June 30, 2021 was due to an $89.9 million debt termination expense in the second quarter of 2021 which significantly reduced the portion of the Company's income generated in lower tax jurisdictions.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Related Party Transactions

The Company holds a 50% interest in Tristar Container Services (Asia) Private Limited ("Tristar"), which is primarily engaged in the selling and leasing of container equipment in the domestic and short sea markets in India.  The Company's equity investment in Tristar is included in Other assets on the consolidated balance sheet. The Company received payments on finance leases with Tristar of $0.5 million and $1.0 million for the three and six months ended June 30, 2022, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2021, respectively. The Company has a direct finance lease balance with Tristar of $8.2 million and $8.9 million as of June 30, 2022 and December 31, 2021, respectively.

Note 13—Subsequent Events

On July 21, 2022, the Company's Board of Directors approved and declared a quarterly cash dividend of $0.65 per share on its issued and outstanding common shares, payable on September 22, 2022 to holders of record at the close of business on September 8, 2022.

On July 21, 2022, the Company's Board of Directors also approved and declared a cash dividend on its issued and outstanding preferred shares, payable on September 15, 2022 to holders of record at the close of business on September 8, 2022 as follows:

Preferred Share Offering	Dividend Rate	Dividend Per Share
Series A	8.500%	$0.5312500
Series B	8.000%	$0.5000000
Series C	7.375%	$0.4609375
Series D	6.875%	$0.4296875
Series E	5.750%	$0.3593750

On July 21, 2022, the Company's Board of Directors approved an increase in the remaining share repurchase authorization under the Company's share repurchase program to $200.0 million. The authorization may be used by the Company to repurchase common or preferred shares.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 15, 2022 (the "2021 Annual Report on Form 10-K"). The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties discussed under "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" in our 2021 Annual Report on Form 10-K, in this Quarterly Report on Form 10-Q and in any subsequent Quarterly Reports on Form 10-Q to be filed by us, as well as in the other documents we file with the SEC from time to time. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Operations

Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of June 30, 2022, our total fleet consisted of 4.3 million containers and chassis, representing 7.3 million twenty-foot equivalent units ("TEU") or 8.0 million cost equivalent units ("CEU"). We have an extensive global presence, offering leasing services through 20 offices and 3 independent agencies located in 16 countries and 384 third-party owned and operated depot facilities in 46 countries as of June 30, 2022. Our primary customers include the world's largest container shipping lines. For the six months ended June 30, 2022, our twenty largest customers accounted for 85% of our lease billings, our five largest customers accounted for 63% of our lease billings, and our three largest customers accounted for 23%, 17%, and 11% of our lease billings.

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

The following tables summarize our equipment fleet as of June 30, 2022, December 31, 2021 and June 30, 2021 indicated in units, TEU and CEU. CEU and TEU are standard industry measures of fleet size and are used to measure the quantity of containers that make up our revenue earning assets:

	Equipment Fleet in Units			Equipment Fleet in TEU
	June 30, 2022	December 31, 2021	June 30, 2021	June 30, 2022	December 31, 2021	June 30, 2021
Dry	3,867,875	3,843,719	3,604,794	6,585,556	6,531,816	6,084,381
Refrigerated	231,470	235,338	236,978	449,850	457,172	459,389
Special	92,068	92,411	93,238	168,578	169,004	170,259
Tank	11,908	11,692	11,513	11,908	11,692	11,513
Chassis	23,985	24,139	24,275	44,902	44,554	44,391
Equipment leasing fleet	4,227,306	4,207,299	3,970,798	7,260,794	7,214,238	6,769,933
Equipment trading fleet	52,177	53,204	53,802	83,147	83,692	84,455
Total	4,279,483	4,260,503	4,024,600	7,343,941	7,297,930	6,854,388

	Equipment Fleet in CEU (1)
	June 30, 2022	December 31, 2021	June 30, 2021
Operating leases	7,248,096	7,291,769	7,171,845
Finance leases	683,175	623,136	369,130
Equipment trading fleet	78,936	81,136	82,980
Total	8,010,207	7,996,041	7,623,955
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

The following table summarizes the percentage of our equipment fleet in terms of units and CEU as of June 30, 2022 :

Equipment Type	Percentage of total fleet in units	Percentage of total fleet in CEU
Dry	90.3%	71.8%
Refrigerated	5.4%	21.4%
Special	2.2%	3.0%
Tank	0.3%	1.2%
Chassis	0.6%	1.6%
Equipment leasing fleet	98.8%	99.0%
Equipment trading fleet	1.2%	1.0%
Total	100.0%	100.0%

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
•Finance leases are typically structured as full payout leases and provide for a predictable recurring revenue stream with generally the lowest cost to the customer as customers are generally required to retain the equipment for the duration of its useful life.
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

The following table summarizes our lease portfolio by lease type, based on CEU on-hire as of June 30, 2022, December 31, 2021 and June 30, 2021:

Lease Portfolio by CEU	June 30, 2022	December 31, 2021	June 30, 2021
Long-term leases	71.2%	72.4%	75.3%
Finance leases	8.8%	8.0%	5.0%
Subtotal	80.0%	80.4%	80.3%
Service leases	6.9%	5.0%	6.0%
Expired long-term leases, non-sale age (units on hire)	7.8%	8.4%	8.4%
Expired long-term leases, sale-age (units on hire)	5.3%	6.2%	5.3%
Total	100.0%	100.0%	100.0%
Weighted average remaining contractual term in months for long-term and finance leases	60	61	55

We purchased a large volume of new containers in 2021, responding to exceptional leasing demand. These containers were purchased for high prices and were placed on very long duration leases that will cover most of the expected useful life of this equipment. To better reflect the impact of these dynamics on our lease portfolio, we have included the following equipment lease portfolio table based on net book value of units on-hire, as of June 30, 2022, December 31, 2021 and June 30, 2021:

Lease Portfolio by Net Book Value	June 30, 2022	December 31, 2021	June 30, 2021
Long-term leases	71.8%	73.6%	80.7%
Finance leases	15.5%	13.8%	4.9%
Subtotal	87.3%	87.4%	85.6%
Service leases	4.3%	3.5%	4.9%
Expired long-term leases, non-sale age (units on hire)	5.8%	6.2%	6.8%
Expired long-term leases, sale-age (units on hire)	2.6%	2.9%	2.7%
Total	100.0%	100.0%	100.0%
Weighted average remaining contractual term in months for long-term and finance leases	78	78	67

Operating Performance

Our operating and financial performance in the second quarter of 2022 continued to be strong. Market conditions have moderated in 2022 after being extraordinarily favorable, but new container prices, market leasing rates and used container sale prices remain high compared to typical levels. We also continue to benefit from significant operating and financial momentum provided by our long-term lease portfolio and aggressive investing and refinancing activity in 2021.

Fleet size. As of June 30, 2022, the net book value of our revenue earning assets was $11.7 billion, an increase of 11.5% compared to June 30, 2021 and relatively flat compared to December 31, 2021. The increase from June 30, 2021 was primarily due to our $3.6 billion of fleet investment in 2021 to support our customers' sizable demand for new containers. In 2022, our investment in new equipment has decreased as our customers have been more cautious about adding further container capacity. As of July 26, 2022, we have placed orders for $546.3 million of new containers for delivery in 2022.

Utilization. Our average utilization was 99.4% for the second quarter of 2022, which was flat compared to the second quarter of 2021 and a decrease of 0.2% compared to the first quarter of 2022. Our utilization increased steadily during 2021 as we benefited from exceptional container demand and a very high volume of container pick-ups. Our utilization has decreased slightly in 2022 as market conditions have moderated, but it remains historically high. Container drop-off volumes remained low in the second quarter, reflecting the high percentage of our containers on long-term lease and ongoing operational challenges for our customers that have slowed container turn times. Our ending utilization as of June 30, 2022 was 99.3% and currently remains at this level.

The following tables summarize our equipment fleet utilization for the periods indicated below. Utilization is computed by dividing our total units on lease (in CEU) by the total units in our fleet (in CEU), excluding new units not yet leased and off-hire units designated for sale:

	Quarter Ended
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Average Utilization	99.4%	99.6%	99.6%	99.6%	99.4%
Ending Utilization	99.3%	99.5%	99.6%	99.6%	99.5%

Average lease rates. Average lease rates for our dry container product line increased by 6.0% in the second quarter of 2022 compared to the second quarter of 2021. The increase in our average dry container lease rates was primarily driven by the addition of new containers with lease rates well above the average rates in our lease portfolio. New container prices and market lease rates were very high throughout 2021 due to the surge in container demand and limited availability of containers. Container prices have decreased from their peak level of nearly $3,900 for a new 20' dry container reached in the third quarter last year, but remain historically high with factories currently quoting in the $2,600 range. Similarly, market leasing rates are down from their peak level in 2021, but also remain historically high and well above our portfolio average.

Average lease rates for our refrigerated container product line decreased by 1.7% in the second quarter of 2022 compared to the second quarter of 2021. In the first quarter of 2022, we completed a large lease transaction for refrigerated containers on expired contracts that lowered the lease rates. We have also been experiencing larger differences in lease rates for older refrigerated containers compared to rates on new equipment, and we expect our average lease rates for refrigerated containers will continue to gradually trend down.

The average lease rates for special containers increased by 1.4% in the second quarter of 2022 compared to the second quarter of 2021 largely due to the addition of new equipment with lease rates above the average rates in the special container fleet portfolio.

Interest and Debt Expense.    Our average debt balance increased by $1.1 billion, compared to the second quarter of 2021, as we increased borrowings last year to support the significant growth in our revenue earning assets. Despite this increase in our average debt balance, our interest expense decreased compared to the second quarter of 2021 reflecting a decrease in our effective interest rate. This decrease was driven by our extensive refinancing activity over the last two years as we took advantage of the low interest rate environment and the upgrade of our corporate credit ratings to investment grade. Furthermore, we are well protected from the recent increases in interest rates as 86% of our debt portfolio was comprised of either fixed-rate debt or hedged floating-rate debt as of June 30, 2022.

Equipment disposals. Disposal gains continued to be exceptionally strong in the second quarter of 2022 reflecting high used container sale prices. In addition, disposal gains in the second quarter were boosted by $6.8 million related to certain lease buyout transactions. We expect used container sale prices and our disposal gains will trend down toward normal levels if market conditions continue to moderate.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, borrowings under our credit facilities and proceeds from other financing activities. Our principal uses of cash include capital expenditures, debt service, dividends, and share repurchases.

For the trailing twelve months ended June 30, 2022, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment, was $2,055.5 million. In addition, as of June 30, 2022, we had $66.7 million of unrestricted cash and cash equivalents and $1,908.0 million of borrowing capacity remaining under our existing credit facilities.

As of June 30, 2022, our cash commitments in the next twelve months include $423.6 million of scheduled principal payments on our existing debt facilities and $178.7 million of committed but unpaid capital expenditures, primarily for the purchase of equipment.

We believe that cash provided by operating activities, existing cash, proceeds from the sale of our leasing equipment, and availability under our credit facilities will be sufficient to meet our obligations over the next twelve months and beyond.

Capital Activity

During the three and six months ended June 30, 2022, the Company paid dividends on preferred shares of $13.0 million and $26.1 million, respectively, and paid dividends on common shares of $40.9 million and $82.9 million, respectively.

During the three months ended June 30, 2022, the Company repurchased a total of 1.8 million common shares at an average price per share of $60.04 for a total cost of $110.0 million under its share repurchase program. For the six months ended June 30, 2022, the Company repurchased a total of 3.1 million common shares at an average price per share of $61.55 for a total cost of $190.2 million.

For additional information, please refer to Note 5 - “Other Equity Matters” in the Notes to the Unaudited Consolidated Financial Statements.

Debt Activity

During the second quarter of 2022, the Company amended its existing ABS warehouse facility with $1,125.0 million borrowing capacity to extend the revolving period to April 27, 2025 and change the interest rate to SOFR plus 1.60%. After the revolving period, borrowings will convert to term notes with a maturity date of April 27, 2029, paying interest at SOFR plus 2.60%. As part of this transaction, the Company wrote off $0.3 million of debt related costs. Additionally, the Company prepaid the $391.3 million outstanding balance on an ABS term note. As a result, the Company wrote off $1.3 million of debt related costs.

During the first quarter of 2022, the Company completed a $600.0 million 3.25% senior notes offering with a maturity date of March 15, 2032. In addition, the Company exercised an early buyout option and paid $14.9 million of its remaining finance lease obligation.

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

Debt Agreements

At June 30, 2022 our outstanding indebtedness was comprised of the following (amounts in millions):

	June 30, 2022
	Outstanding Borrowings	Maximum Borrowing Level
Secured Debt Financings
Asset-backed securitization term notes	$3,233.8	$3,233.8
Asset-backed securitization warehouse	452.0	1,125.0
Total secured debt financings	3,685.8	4,358.8
Unsecured Debt Financings
Senior notes	2,900.0	2,900.0
Term loan facilities	1,128.0	1,128.0
Revolving credit facilities	765.0	2,000.0
Total unsecured debt financings	4,793.0	6,028.0
Unamortized debt costs	(62.2)	—
Unamortized debt premiums & discounts	(5.3)	—
Debt, net of unamortized costs	$8,411.3	$10,386.8

The maximum borrowing levels depicted in the table above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by either borrowing bases or an unencumbered asset test that limits borrowing capacity. As of June 30, 2022, the availability under these credit facilities without adding additional assets was $1,413.2 million.
As of June 30, 2022, we had a combined $7,278.6 million of total debt on facilities with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap contracts. This accounts for 86% of our total debt.

Pursuant to the terms of certain debt agreements, we are required to maintain certain amounts in restricted cash accounts. As of June 30, 2022, we had restricted cash of $113.4 million.

For additional information on our debt, please refer to Note 7 - "Debt" in the Notes to the Unaudited Consolidated Financial Statements.

Debt Covenants

We are subject to certain financial covenants related to leverage and interest coverage as defined in our debt agreements. Failure to comply with these covenants could result in a default under the related credit agreements and the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors. As of June 30, 2022, we were in compliance with all such covenants.

Cash Flow

The following table sets forth certain cash flow information for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in) operating activities	$1,037,455	$613,319
Net cash provided by (used in) investing activities	$(623,608)	$(1,600,092)
Net cash provided by (used in) financing activities	$(464,280)	$1,039,653

Operating Activities

Net cash provided by operating activities increased by $424.1 million to $1,037.5 million in the six months ended June 30, 2022 compared to $613.3 million in the same period in 2021. The significant increase was due to increased profitability along with increased cash collections primarily due to large prepayments on certain leases and increased cash collections on finance leases due to an increase in our finance lease portfolio.

Investing Activities

Net cash used in investing activities was $623.6 million in the six months ended June 30, 2022 compared to $1,600.1 million in the same period in 2021. The change was primarily due to a $967.8 million decrease in equipment purchases.

Financing Activities

Net cash used in financing activities was $464.3 million in the six months ended June 30, 2022, compared to net cash provided by financing activities of $1,039.7 million in the same period in 2021. The change was primarily due to a $1,326.0 million decrease in net borrowings due to the decrease in equipment purchases and related financing requirements. In addition, we paid $188.0 million for share repurchases in 2022.

Results of Operations

The following table summarizes our comparative results of operations for the three months ended June 30, 2022 and 2021 (in thousands).

	Three Months Ended June 30,
	2022	2021	Variance
Leasing revenues:
Operating leases	$392,091	$360,859	$31,232
Finance leases	29,517	8,925	20,592
Total leasing revenues	421,608	369,784	51,824

Equipment trading revenues	48,108	33,183	14,925
Equipment trading expenses	(41,706)	(22,457)	(19,249)
Trading margin	6,402	10,726	(4,324)

Net gain on sale of leasing equipment	35,072	31,391	3,681

Operating expenses:
Depreciation and amortization	160,922	154,056	6,866
Direct operating expenses	7,398	6,337	1,061
Administrative expenses	24,968	22,979	1,989
Provision (reversal) for doubtful accounts	46	(26)	72
Total operating expenses	193,334	183,346	9,988
Operating income (loss)	269,748	228,555	41,193
Other expenses:
Interest and debt expense	54,659	60,004	(5,345)
Unrealized (gain) loss on derivative instruments, net	100	—	100
Debt termination expense	1,627	89,863	(88,236)
Other (income) expense, net	(189)	(261)	72
Total other expenses	56,197	149,606	(93,409)
Income (loss) before income taxes	213,551	78,949	134,602
Income tax expense (benefit)	15,932	13,732	2,200
Net income (loss)	$197,619	$65,217	$132,402
Less: dividend on preferred shares	13,028	10,513	2,515
Net income (loss) attributable to common shareholders	$184,591	$54,704	$129,887

Comparison of the three months ended June 30, 2022 and 2021

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

	Three Months Ended June 30,
	2022	2021	Variance
Leasing revenues:
Operating leases
Per diem revenues	$378,414	$353,277	$25,137
Fee and ancillary revenues	13,677	7,582	6,095
Total operating lease revenues	392,091	360,859	31,232
Finance leases	29,517	8,925	20,592
Total leasing revenues	$421,608	$369,784	$51,824

Total leasing revenues were $421.6 million for the three months ended June 30, 2022, compared to $369.8 million in the same period in 2021, an increase of $51.8 million.

Per diem revenues were $378.4 million for the three months ended June 30, 2022 compared to $353.3 million in the same period in 2021, an increase of $25.1 million. The primary reasons for this increase are as follows:
•$14.7 million increase primarily due to an increase in average per diem rates for our dry containers partially offset by a decrease in average per diem rates for our refrigerated containers; and
•$8.6 million increase due to an increase in the average number of containers on-hire of approximately 0.2 million CEU.

Fee and ancillary lease revenues were $13.7 million for the three months ended June 30, 2022 compared to $7.6 million in the same period in 2021, an increase of $6.1 million, primarily due to an increase in fee revenues related to the repositioning of containers and an increase in repair revenue due to a higher volume of redeliveries.

Finance lease revenues were $29.5 million for the three months ended June 30, 2022 compared to $8.9 million in the same period in 2021, an increase of $20.6 million. This increase is primarily due to the addition of $1.4 billion of net finance lease receivables since July 2021 partially offset by the runoff of the existing portfolio.

Trading margin.    Trading margin was $6.4 million for the three months ended June 30, 2022 compared to $10.7 million in the same period in 2021, a decrease of $4.3 million. Container selling margins decreased in 2022 from the high levels experienced in 2021 as a result of an increase in the cost of equipment sold combined with a decrease in selling prices.

Net gain (loss) on sale of leasing equipment.    Gain on sale of equipment was $35.1 million for the three months ended June 30, 2022 compared to $31.4 million in the same period in 2021, an increase of $3.7 million. The increase was primarily due to a $6.8 million gain related to certain lease buyout transactions partially offset by a 23.4% decrease in sales volumes due to our limited inventory of containers available for sale.

Depreciation and amortization.    Depreciation and amortization was $160.9 million for the three months ended June 30, 2022 compared to $154.1 million in the same period in 2021, an increase of $6.8 million. The primary reasons for the increase are as follows:
•$16.5 million increase due to the increased size of our container fleet; partially offset by
•$9.1 million decrease due to an increase in the number of containers that have become fully depreciated.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, store equipment when it is not on lease and reposition equipment from locations with weak leasing demand. Direct operating expenses were $7.4 million for the three months ended June 30, 2022 compared to $6.3 million in the same period in 2021, an increase of $1.1 million. The primary reasons for the increase are as follows:
•$0.7 million increase in repair and handling expense primarily due to higher volume of drop-off activity; and
•$0.7 million increase in storage expense due to higher daily storage rates; partially offset by

•$0.4 million decrease in positioning expense due to lower volume of containers repositioned.

Administrative expenses.    Administrative expenses were $25.0 million for the three months ended June 30, 2022 compared to $23.0 million in the same period in 2021, an increase of $2.0 million. The primary reasons for this increase are as follows:
•$1.1 million increase in foreign exchange losses;
•$0.8 million increase due to higher incentive compensation costs; and
•$0.5 million increase in travel expenses.

Interest and debt expense.    Interest and debt expense was $54.7 million for the three months ended June 30, 2022, compared to $60.0 million in the same period in 2021, a decrease of $5.3 million. The primary reasons for the decrease are as follows:
•$14.1 million decrease due to a decrease in the average effective interest rate to 2.54% from 3.20%; partially offset by
•$8.8 million increase due to an increase in the average debt balance of $1.1 billion.

Debt termination expense.    Debt termination expense was $1.6 million for the three months ended June 30, 2022 compared to $89.9 million expense in the same period in 2021. The decrease was primarily due to the payment of a make-whole premium related to the prepayment of $821.0 million of institutional notes in June 2021.

Income taxes. Income tax expense was $15.9 million for the three months ended June 30, 2022 compared to $13.7 million in the same period in 2021, an increase of $2.2 million. The Company's effective tax rate was 7.5% for the three months ended June 30, 2022 compared to 17.4% in the same period in 2021. The increase in income tax expense was primarily the result of an increase in pre-tax income in the second quarter of 2022 compared to the same period in 2021, partially offset by a decrease in the effective tax rate. The high tax rate for the three months ended June 30, 2021 was due to an $89.9 million debt termination expense in the second quarter of 2021 which significantly reduced the portion of the Company's income generated in lower tax jurisdictions.

Results of Operations

The following table summarizes our comparative results of operations for the six months ended June 30, 2022 and 2021 (in thousands).

	Six Months Ended June 30,
	2022	2021	Variance
Leasing revenues:
Operating leases	$781,036	$700,653	$80,383
Finance leases	57,660	15,874	41,786
Total leasing revenues	838,696	716,527	122,169

Equipment trading revenues	82,228	59,128	23,100
Equipment trading expenses	(71,685)	(40,261)	(31,424)
Trading margin	10,543	18,867	(8,324)

Net gain on sale of leasing equipment	64,041	53,358	10,683

Operating expenses:
Depreciation and amortization	321,638	297,363	24,275
Direct operating expenses	13,618	15,707	(2,089)
Administrative expenses	46,268	43,900	2,368
Provision (reversal) for doubtful accounts	19	(2,490)	2,509
Total operating expenses	381,543	354,480	27,063
Operating income (loss)	531,737	434,272	97,465
Other expenses:
Interest and debt expense	109,169	114,627	(5,458)
Unrealized (gain) loss on derivative instruments, net	(339)	—	(339)
Debt termination expense	1,663	89,863	(88,200)
Other (income) expense, net	(497)	(742)	245
Total other expenses	109,996	203,748	(93,752)
Income (loss) before income taxes	421,741	230,524	191,217
Income tax expense (benefit)	29,864	25,469	4,395
Net income (loss)	$391,877	$205,055	$186,822
Less: dividend on preferred shares	26,056	21,026	5,030
Net income (loss) attributable to common shareholders	$365,821	$184,029	$181,792

Comparison of the six months ended June 30, 2022 and 2021

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

	Six Months Ended June 30,
	2022	2021	Variance
Leasing revenues:
Operating leases
Per diem revenues	$755,928	$684,529	$71,399
Fee and ancillary revenues	25,108	16,124	8,984
Total operating lease revenues	781,036	700,653	80,383
Finance leases	57,660	15,874	41,786
Total leasing revenues	$838,696	$716,527	$122,169

Total leasing revenues were $838.7 million for the six months ended June 30, 2022, compared to $716.5 million, in the same period in 2021, an increase of $122.2 million.

Per diem revenues were $755.9 million for the six months ended June 30, 2022 compared to $684.5 million in the same period in 2021, an increase of $71.4 million. The primary reasons for this increase are as follows:
•$34.7 million increase due to an increase of approximately 0.4 million CEU in the average number of containers on-hire; and
•$33.1 million increase primarily due to an increase in average per diem rates for our dry containers partially offset by a decrease in average per diem rates for our refrigerated containers.

Fee and ancillary lease revenues were $25.1 million for the six months ended June 30, 2022 compared to $16.1 million in the same period in 2021, an increase of $9.0 million, primarily due to an increase in fee revenues related to the repositioning of containers and an increase in repair revenue due to a higher volume of redeliveries.

Finance lease revenues were $57.7 million for the six months ended June 30, 2022 compared to $15.9 million in the same period in 2021, an increase of $41.8 million. This increase is primarily due to the addition of $1.4 billion of net finance lease receivable since July 2021 partially offset by the runoff of the existing portfolio.

Trading margin.    Trading margin was $10.5 million for the six months ended June 30, 2022 compared to $18.9 million in the same period in 2021, a decrease of $8.4 million. Container selling margins decreased in 2022 from the high levels experienced in 2021 as a result of an increase in the cost of equipment sold combined with a decrease in selling prices.

Net gain (loss) on sale of leasing equipment.    Gain on sale of equipment was $64.0 million for the six months ended June 30, 2022 compared to $53.4 million in the same period in 2021, an increase of $10.6 million. The increase was primarily due to a $6.8 million gain related to certain lease buyout transactions and a 14.5% increase in the average sale price of our used dry containers. These increases were partially offset by a 26.3% decrease in selling volumes due to the limited inventory of containers available for sale.

Depreciation and amortization.    Depreciation and amortization was $321.6 million for the six months ended June 30, 2022 compared to $297.4 million in the same period in 2021, an increase of $24.2 million. The primary reasons for the increase are as follows:
•$42.2 million increase due to the increased size of our container fleet; partially offset by
•$16.9 million decrease due to an increase in the number of containers that have become fully depreciated.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, store equipment when it is not on lease and reposition equipment from locations with weak leasing demand. Direct operating expenses were $13.6 million for the six months ended June 30, 2022 compared to $15.7 million in the same period in 2021, a decrease of $2.1 million. The primary reasons for the decrease are as follows:
•$1.1 million decrease in repair costs due to timing of completed repairs; and
•$0.9 million decrease in positioning expense due to lower volume of containers repositioned.

Administrative expenses.    Administrative expenses were $46.3 million for the six months ended June 30, 2022 compared to $43.9 million in the same period in 2021, an increase of $2.4 million. The primary reasons for this increase are as follows:
•$1.2 million increase in foreign exchange losses; and
•$0.6 million increase in travel expenses.

Provision (reversal) for doubtful accounts.    Reversal for doubtful accounts was immaterial for the six months ended June 30, 2022 compared to $2.5 million in the same period in 2021. We reversed reserves in 2021 which were originally recorded in 2020 against a mid-sized customer's receivable.

Interest and debt expense.    Interest and debt expense was $109.2 million for the six months ended June 30, 2022, compared to $114.6 million in the same period in 2021, a decrease of $5.4 million. The primary reasons for the decrease are as follows:
•$31.4 million decrease due to a decrease in the average effective interest rate to 2.52% from 3.25%; partially offset by
•$26.0 million increase due to an increase in the average debt balance of $1.6 billion.

Debt termination expense.    Debt termination expense was $1.7 million for the six months ended June 30, 2022 compared to $89.9 million in the same period in 2021. The decrease was primarily due to the payment of a make-whole premium related to the prepayment of $821.0 million of institutional notes in June 2021.

Income taxes. Income tax expense was $29.9 million for the six months ended June 30, 2022 compared to $25.5 million in the same period in 2021, an increase of $4.4 million. The Company's effective tax rate was 7.1% for the six months ended June 30, 2022 compared to 11.0% in the same period in 2021. The increase in income tax expense was primarily the result of an increase in pre-tax income in the six months ended June 30, 2022 compared to the same period in 2021, partially offset by a decrease in the effective tax rate. The high tax rate for the six months ended June 30, 2021 was due to an $89.9 million debt termination expense in the second quarter of 2021 which significantly reduced the portion of the Company's income generated in lower tax jurisdictions.

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

The following table summarizes our contractual commitments and obligations as of June 30, 2022 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Contractual Obligations by Period
Contractual Obligations:	Total	Remaining 2022	2023	2024	2025	2026	2027 and thereafter
	(dollars in millions)
Principal debt obligations	$8,478.8	$211.3	$1,186.7	$906.8	$438.1	$2,514.3	$3,221.6
Interest on debt obligations(1)	1,067.4	106.4	201.8	179.6	166.5	129.3	283.8
Operating leases (mainly facilities)	5.1	1.8	2.5	0.7	0.1	—	—
Purchase obligations:
Equipment purchases payable	43.3	43.3	—	—	—	—	—
Equipment purchase commitments	135.4	135.4	—	—	—	—	—
Total contractual obligations	$9,730.0	$498.2	$1,391.0	$1,087.1	$604.7	$2,643.6	$3,505.4
(1)Amounts include actual interest for fixed debt, estimated interest for floating-rate debt and interest rate swaps.

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

As of June 30, 2022, we had derivative agreements in place to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Derivatives	Notional Amount	Weighted Average Fixed Leg (Pay) Interest Rate	Cap Rate	Weighted Average Remaining Term
Interest Rate Swap(1)	$1,333.9 Million	2.08%	n/a	4.1 years
(1)     Excludes certain interest rate swaps with an effective date in a future period ("forward starting swaps"). Including these instruments will increase total notional amount by $350.0 million and increase the weighted average remaining term to 5.4 years.

Our derivative agreements are designated as cash flow hedges for accounting purposes. Any unrealized gains or losses related to the changes in fair value are recognized in accumulated other comprehensive income and reclassified to interest and debt expense as they are realized. As of June 30, 2022, we have certain interest rate cap agreements that are non-designated derivatives and changes in fair value are recognized as unrealized (gain) loss on derivative instruments, net, on the statements of operations.

Approximately 86% of our debt is either fixed or hedged using derivative instruments which helps mitigate the impact of changes in short-term interest rates. A 100 basis point increase in the interest rates on our unhedged debt (primarily LIBOR) would result in an increase of approximately $11.9 million in interest expense over the next 12 months.

Foreign currency exchange rate risk

Although we have significant foreign-based operations, the majority of our revenues and our operating expenses are denominated in U.S. dollars. However, we pay our non-U.S. employees in local currencies and certain operating expenses are denominated in foreign currencies. Net foreign currency exchange losses were $1.2 million and $1.6 million for the three and six months ended June 30, 2022, respectively, and $0.1 million and $0.4 million for the three and six months ended June 30, 2021, respectively.

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2022. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded, as of June 30, 2022, that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2022, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving the desired control objectives. Our senior management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

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

ITEM 1A.    RISK FACTORS.

Our business is subject to numerous risks. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under "Risk Factors" in our 2021 Annual Report on Form 10-K, as supplemented and updated by the risk factors below. These factors could materially adversely affect our business, financial condition, results of operations and cash flows, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report.

The war in Ukraine may negatively impact international trade and our business.

The ongoing war between Russia and Ukraine has resulted in economic and trade disruptions, as well as a significant humanitarian crisis. The conflict has led to significant stress on the global economy, as well as economic sanctions and trade controls being placed on Russia, Belarus and related individuals and entities, limitations on Russian and Belorussian banks' and entities' ability to access international payment systems, port restrictions on Russian ships and decisions to suspend service to Russia and alter certain routes by several major ocean carriers. We do not have any employees or Company facilities in Russia, Belarus or Ukraine, and our direct exposure to customers whose businesses are focused on trading with Russia is not material, representing approximately $29.1 million in net book value of leased containers. However, given the nature of our business and global operations, political, economic and other conditions in major regions, including geopolitical conflicts such as the current war in Ukraine, may adversely affect us. The extent and duration of the ongoing military conflict in Ukraine, resulting sanctions, embargoes, regional instability, shipping bans, escalation of hostilities and the effects of the conflict on the global economy, including increased on-shoring and near-shoring, reduced global trade, heightened inflation and any other related economic or market disruptions, are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military conflict. These factors may negatively impact our business and results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Share Repurchase Program

In April 2022, our Board of Directors approved an increase in the remaining authorization under our share repurchase program to $200.0 million. The following table provides certain information with respect to our purchases of our common shares for the three months ended June 30, 2022:

	Issuer Purchases of Common Shares(1)
Period	Total number of shares purchased(2)	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)
April 1, 2022 through April 30, 2022	489,382	$61.97	$195,817
May 1, 2022 through May 31, 2022	717,758	$61.58	$151,606
June 1, 2022 through June 30, 2022	625,100	$56.77	$116,106
Total	1,832,240	$60.04	$116,106
(1)On July 21, 2022, the Company's Board of Directors approved an additional increase in the remaining share repurchase authorization under our share repurchase program to $200.0 million. The authorization may be used by the Company to repurchase common or preferred shares.
(2)This column represents the total number of shares purchased and the total number of shares purchased as part of publicly announced plans.

ITEM 6.    EXHIBITS.

Exhibit Number	Exhibit Description
10.1*†
Loan and Security Agreement (Conformed), dated as of December 13, 2018, among TIF Funding LLC, as borrower, certain other wholly-owned subsidiaries of Triton International Limited, Wells Fargo Bank, National Association, as administrative agent, certain lenders party thereto and Wilmington Trust, National Association, as collateral agent and securities intermediary, as amended by Amendment Number 1 to Loan and Security Agreement, dated as of February 8, 2019, Amendment Number 2 to Loan and Security Agreement, dated as of November 4, 2019, Omnibus Amendment No. 1, dated as of November 13, 2020, Amendment Number 4 to Loan and Security Agreement, dated as of December 20, 2021, and Omnibus Amendment No. 2 to Loan and Security Agreement, dated as of April 27, 2022

22.1	List of Subsidiary Guarantors and Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22.1 to the Company's Current Report on Form 8-K filed January 19, 2022)
31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Instance Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Inline XBRL Data (formatted as Inline XBRL and contained in Exhibit 101)

______________________________________________________________________________

*	Filed herewith.
**	Furnished herewith.
†	Schedules (or similar attachments) to this exhibit have not been filed since they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in this exhibit or this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRITON INTERNATIONAL LIMITED

July 28, 2022	By:	/s/ JOHN BURNS
John Burns
Chief Financial Officer