Form 10-Q
period 2022-09-30
Triton International Ltd
filed 2022-11-01
CIK 1660734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 26, 2022, there were 58,818,753 common shares at $0.01 par value per share of the registrant outstanding.

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
•increases in the cost of repairing and storing our off-hire containers;
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
•changes in tax laws in Bermuda, the United States and other countries; and
•other risks and uncertainties, including those listed under the caption "Risk Factors" in our Annual Report on Form 10-K, filed with the SEC on February 15, 2022, in this Quarterly Report on Form 10-Q and in the other documents we file with the SEC from time to time, and such risks and uncertainties are specifically incorporated herein by reference.
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

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

TRITON INTERNATIONAL LIMITED
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS:
Leasing equipment, net of accumulated depreciation of $4,223,166 and $3,919,181	$9,742,929	$10,201,113
Net investment in finance leases	1,704,642	1,558,290
Equipment held for sale	88,221	48,746
Revenue earning assets	11,535,792	11,808,149
Cash and cash equivalents	63,992	106,168
Restricted cash	103,026	124,370
Accounts receivable, net of allowances of $3,144 and $1,178	283,819	294,792
Goodwill	236,665	236,665
Lease intangibles, net of accumulated amortization of $289,334 and $281,340	9,123	17,117
Other assets	28,569	50,346
Fair value of derivative instruments	123,357	6,231
Total assets	$12,384,343	$12,643,838
LIABILITIES AND SHAREHOLDERS' EQUITY:
Equipment purchases payable	$19,450	$429,568
Fair value of derivative instruments	3,450	48,277
Deferred revenue	320,945	92,198
Accounts payable and other accrued expenses	70,710	70,557
Net deferred income tax liability	405,574	376,009
Debt, net of unamortized costs of $58,192 and $63,794	8,290,293	8,562,517
Total liabilities	9,110,422	9,579,126
Shareholders' equity:
Preferred shares, $0.01 par value, at liquidation preference	730,000	730,000
Common shares, $0.01 par value, 270,000,000 shares authorized, 81,389,809 and 81,295,366 shares issued, respectively	814	813
Undesignated shares, $0.01 par value, 800,000 shares authorized, no shares issued and outstanding	—	—
Treasury shares, at cost, 21,719,453 and 15,429,499 shares, respectively	(902,118)	(522,360)
Additional paid-in capital	908,008	904,224
Accumulated earnings	2,420,166	2,000,854
Accumulated other comprehensive income (loss)	117,051	(48,819)
Total shareholders' equity	3,273,921	3,064,712
Total liabilities and shareholders' equity	$12,384,343	$12,643,838
The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Leasing revenues:
Operating leases	$395,400	$385,221	$1,176,436	$1,085,874
Finance leases	29,283	14,970	86,943	30,844
Total leasing revenues	424,683	400,191	1,263,379	1,116,718

Equipment trading revenues	44,786	44,418	127,014	103,546
Equipment trading expenses	(41,106)	(35,255)	(112,791)	(75,516)
Trading margin	3,680	9,163	14,223	28,030

Net gain on sale of leasing equipment	26,468	25,606	90,509	78,964

Operating expenses:
Depreciation and amortization	158,538	163,493	480,176	460,856
Direct operating expenses	10,525	5,539	24,143	21,246
Administrative expenses	22,747	21,426	69,015	65,326
Provision (reversal) for doubtful accounts	(123)	23	(104)	(2,467)
Total operating expenses	191,687	190,481	573,230	544,961
Operating income (loss)	263,144	244,479	794,881	678,751
Other expenses:
Interest and debt expense	57,124	54,728	166,293	169,355
Unrealized (gain) loss on derivative instruments, net	19	—	(320)	—
Debt termination expense	190	42,660	1,853	132,523
Other (income) expense, net	(644)	(453)	(1,141)	(1,195)
Total other expenses	56,689	96,935	166,685	300,683
Income (loss) before income taxes	206,455	147,544	628,196	378,068
Income tax expense (benefit)	16,618	12,812	46,482	38,281
Net income (loss)	$189,837	$134,732	$581,714	$339,787
Less: dividend on preferred shares	13,028	11,687	39,084	32,713
Net income (loss) attributable to common shareholders	$176,809	$123,045	$542,630	$307,074
Net income per common share—Basic	$2.90	$1.84	$8.60	$4.59
Net income per common share—Diluted	$2.88	$1.83	$8.56	$4.57
Cash dividends paid per common share	$0.65	$0.57	$1.95	$1.71
Weighted average number of common shares outstanding—Basic	61,035	66,919	63,112	66,935
Dilutive restricted shares	329	372	295	308
Weighted average number of common shares outstanding—Diluted	61,364	67,291	63,407	67,243

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$189,837	$134,732	$581,714	$339,787
Other comprehensive income (loss), net of tax:
Change in derivative instruments designated as cash flow hedges	51,160	8,148	159,335	47,268
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges	(1,837)	7,096	7,451	21,156
Foreign currency translation adjustment	(408)	(87)	(916)	(24)
Other comprehensive income (loss), net of tax	48,915	15,157	165,870	68,400
Comprehensive income	238,752	149,889	747,584	408,187
Less:
Dividend on preferred shares	13,028	11,687	39,084	32,713
Comprehensive income attributable to common shareholders	$225,724	$138,202	$708,500	$375,474

Tax (benefit) provision on change in derivative instruments designated as cash flow hedges	$2,706	$28	$9,980	$2,030
Tax (benefit) provision on reclassification of (gain) loss on derivative instruments designated as cash flow hedges	$(476)	$487	$(48)	$1,436

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)
(Unaudited)

	Preferred Shares		Common Shares		Treasury Shares		Add'l Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	29,200,000	$730,000	81,295,366	$813	15,429,499	$(522,360)	$904,224	$2,000,854	$(48,819)	$3,064,712
Share-based compensation	—	—	164,932	2	—	—	2,554	—	—	2,556
Treasury shares acquired	—	—	—	—	1,257,374	(80,166)	—	—	—	(80,166)
Share repurchase to settle shareholder tax obligations	—	—	(93,253)	(1)	—	—	(5,628)	—	—	(5,629)
Net income (loss)	—	—	—	—	—	—	—	194,258	—	194,258
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	80,158	80,158
Common shares dividend declared ($0.65 per share)	—	—	—	—	—	—	—	(42,307)	—	(42,307)
Preferred shares dividend declared	—	—	—	—	—	—	—	(13,028)	—	(13,028)
Balance as of March 31, 2022	29,200,000	$730,000	81,367,045	$814	16,686,873	$(602,526)	$901,150	$2,139,777	$31,339	$3,200,554
Share-based compensation	—	—	22,764	—	—	—	3,691	—	—	3,691
Treasury shares acquired	—	—	—	—	1,832,240	(110,049)	—	—	—	(110,049)
Net income (loss)	—	—	—	—	—	—	—	197,619	—	197,619
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	36,797	36,797
Common shares dividend declared ($0.65 per share)	—	—	—	—	—	—	—	(41,284)	—	(41,284)
Preferred shares dividend declared	—	—	—	—	—	—	—	(13,028)	—	(13,028)
Balance as of June 30, 2022	29,200,000	$730,000	81,389,809	$814	18,519,113	$(712,575)	$904,841	$2,283,084	$68,136	$3,274,300
Share-based compensation	—	—	—	—	—	—	3,167	—	—	3,167
Treasury shares acquired	—	—	—	—	3,200,340	(189,543)	—	—	—	(189,543)
Net income (loss)	—	—	—	—	—	—	—	189,837	—	189,837
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	48,915	48,915
Common shares dividend declared ($0.65 per share)	—	—	—	—	—	—	—	(39,727)	—	(39,727)
Preferred shares dividend declared	—	—	—	—	—	—	—	(13,028)	—	(13,028)
Balance as of September 30, 2022	29,200,000	$730,000	81,389,809	$814	21,719,453	$(902,118)	$908,008	$2,420,166	$117,051	$3,273,921

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)
(Unaudited)

`	Preferred Shares		Common Shares		Treasury Shares		Add'l Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	22,200,000	$555,000	81,151,723	$812	13,901,326	$(436,822)	$905,323	$1,674,670	$(133,035)	$2,565,948
Share-based compensation	—	—	207,077	2	—	—	1,713	—	—	1,715
Share repurchase to settle shareholder tax obligations	—	—	(85,466)	(1)	—	—	(4,145)	—	—	(4,146)
Net income (loss)	—	—	—	—	—	—	—	139,838	—	139,838
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	69,973	69,973
Common shares dividend declared ($0.57 per share)	—	—	—	—	—	—	—	(38,497)	—	(38,497)
Preferred shares dividend declared	—	—	—	—	—	—	—	(10,513)	—	(10,513)
Balance as of March 31, 2021	22,200,000	$555,000	81,273,334	$813	13,901,326	$(436,822)	$902,891	$1,765,498	$(63,062)	$2,724,318
Share-based compensation	—	—	21,568	—	—	—	3,295	—	—	3,295
Net income (loss)	—	—	—	—	—	—	—	65,217	—	65,217
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(16,730)	(16,730)
Common shares dividend declared ($0.57 per share)	—	—	—	—	—	—	—	(38,510)	—	(38,510)
Preferred shares dividend declared	—	—	—	—	—	—	—	(10,513)	—	(10,513)
Balance as of June 30, 2021	22,200,000	$555,000	81,294,902	$813	13,901,326	$(436,822)	$906,186	$1,781,692	$(79,792)	$2,727,077
Issuance of preferred shares, net of offering expenses	7,000,000	175,000	—	—	—	—	(6,170)	—	—	168,830
Share-based compensation	—	—	1,457	—	—	—	2,249	—	—	2,249
Treasury shares acquired	—	—	—	—	378,765	(19,396)	—	—	—	(19,396)
Net income (loss)	—	—	—	—	—	—	—	134,732	—	134,732
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	15,157	15,157
Common shares dividend declared ($0.57 per share)	—	—	—	—	—	—	—	(38,512)	—	(38,512)
Preferred shares dividend declared	—	—	—	—	—	—	—	(11,267)	—	(11,267)
Balance as of September 30, 2021	29,200,000	$730,000	81,296,359	$813	14,280,091	$(456,218)	$902,265	$1,866,645	$(64,635)	$2,978,870
The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$581,714	$339,787
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	480,176	460,856
Amortization of deferred debt cost and other debt related amortization	9,181	7,872
Lease related amortization	8,674	13,703
Share-based compensation expense	9,414	7,259
Net (gain) loss on sale of leasing equipment	(90,509)	(78,964)
Unrealized (gain) loss on derivative instruments	(320)	—
Debt termination expense	1,853	132,523
Deferred income taxes	19,633	36,073
Changes in operating assets and liabilities:
Accounts receivable	(11,542)	(63,919)
Deferred revenue	274,981	63,944
Accounts payable and other accrued expenses	812	(9,098)
Net equipment sold (purchased) for resale activity	7,297	4,938
Cash received (paid) for settlement of interest rate swaps	19,026	5,481
Cash collections on finance lease receivables, net of income earned	107,633	49,170
Other assets	20,239	17,294
Net cash provided by (used in) operating activities	1,438,262	986,919
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(889,811)	(2,791,943)
Proceeds from sale of equipment, net of selling costs	217,832	165,066
Other	(716)	—
Net cash provided by (used in) investing activities	(672,695)	(2,626,877)
Cash flows from financing activities:
Issuance of preferred shares, net of underwriting discount	—	169,488
Purchases of treasury shares	(375,026)	(16,757)
Debt issuance costs	(8,523)	(35,996)
Borrowings under debt facilities	1,802,600	7,713,006
Payments under debt facilities and finance lease obligations	(2,081,274)	(5,981,155)
Dividends paid on preferred shares	(39,084)	(32,293)
Dividends paid on common shares	(122,151)	(114,484)
Other	(5,629)	(4,478)
Net cash provided by (used in) financing activities	(829,087)	1,697,331
Net increase (decrease) in cash, cash equivalents and restricted cash	$(63,520)	$57,373
Cash, cash equivalents and restricted cash, beginning of period	230,538	151,996
Cash, cash equivalents and restricted cash, end of period	$167,018	$209,369
Supplemental disclosures:
Interest paid	$148,568	$153,812
Income taxes paid (refunded)	$27,579	$4,639
Right-of-use asset for leased property	$210	$1,598
Supplemental non-cash investing activities:
Equipment purchases payable	$19,450	$406,510
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

The interim consolidated balance sheet as of September 30, 2022; the consolidated statements of operations, the consolidated statements of comprehensive income, and the consolidated statements of shareholders' equity for the three and nine months ended September 30, 2022 and 2021; and the consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited. The consolidated balance sheet as of December 31, 2021, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. The unaudited interim financial statements have been prepared on a basis consistent with the Company's annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company's financial position, results of operations, comprehensive income, shareholders' equity, and cash flows for the periods presented. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The consolidated results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2022 or for any other future annual or interim period.

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

Concentration of Credit Risk

The Company's equipment leases and trade receivables subject it to potential credit risk. The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis. The Company's three largest customers accounted for 22%, 17%, and 11%, respectively, of the Company's lease billings during the nine months ended September 30, 2022.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Impairment (loss) reversal on equipment held for sale	$(239)	$76	$(398)	$39
Gain (loss) on sale of equipment, net of selling costs	26,707	25,530	90,907	78,925
Net gain on sale of leasing equipment	$26,468	$25,606	$90,509	$78,964

Note 3—Intangible Assets

Intangible assets consist of lease intangibles for leases acquired with lease rates above market in a business combination. The following table summarizes the amortization of intangible assets as of September 30, 2022 (in thousands):

Year ending December 31,	Total Intangible Assets
2022	$2,503
2023	4,657
2024	1,963
Total	$9,123

Amortization expense related to intangible assets was $2.6 million and $8.0 million for the three and nine months ended September 30, 2022, respectively, and $3.9 million and $12.8 million for the three and nine months ended September 30, 2021, respectively.

Note 4—Share-Based Compensation

The Company recognizes share-based compensation expense for share-based payment transactions based on the grant date fair value. The expense is recognized over the employee's requisite service period, which is generally the vesting period of the equity award. The Company recognized share-based compensation expense in administrative expenses of $3.2 million and $9.4 million for the three and nine months ended September 30, 2022, respectively, and $2.2 million and $7.3 million for the three and nine months ended September 30, 2021, respectively. Share-based compensation expense includes charges for performance-based shares and units that are deemed probable to vest.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of September 30, 2022, the total unrecognized compensation expense related to non-vested restricted share awards and units was $13.2 million, which is expected to be recognized on a straight-line basis through January 2025.

During the nine months ended September 30, 2022, the Company issued 165,286 restricted shares, and canceled 93,253 shares to settle payroll taxes on behalf of employees. The Company also granted 14,243 restricted units during the period. Additional shares may be issued based upon the satisfaction of certain performance criteria. Additionally, the Company issued 22,410 shares to non-employee directors at fair value that vested immediately.

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

During the nine months ended September 30, 2022, the Company repurchased a total of 6,289,954 common shares at an average price per-share of $60.36 for a total of $379.8 million.

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

The Company paid the following quarterly dividends during the three and nine months ended September 30, 2022 and 2021 on its issued and outstanding Series (in millions except for the per-share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Series	Per Share Payment	Aggregate Payment	Per Share Payment	Aggregate Payment	Per Share Payment	Aggregate Payment	Per Share Payment	Aggregate Payment
A(1)	$0.53	$1.8	$0.53	$1.8	$1.59	$5.4	$1.59	$5.4
B	$0.50	$2.9	$0.50	$2.9	$1.50	$8.7	$1.50	$8.7
C(1)	$0.46	$3.2	$0.46	$3.2	$1.38	$9.6	$1.38	$9.6
D(1)	$0.43	$2.6	$0.43	$2.6	$1.29	$7.8	$1.29	$7.8
E(1)	$0.36	$2.5	$0.11	$0.8	$1.08	$7.6	$0.11	$0.8
Total		$13.0		$11.3		$39.1		$32.3
(1)     Per share payments rounded to the nearest whole cent.

As of September 30, 2022, the Company had cumulative unpaid preferred dividends of $2.2 million.

Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income (loss), net of tax, for the nine months ended September 30, 2022 and 2021 (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2021	$(44,205)	$(4,614)	$(48,819)
Change in derivative instruments designated as cash flow hedges(1)	74,017	—	74,017
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	6,307	—	6,307
Foreign currency translation adjustment	—	(166)	(166)
Balance as of March 31, 2022	$36,119	$(4,780)	$31,339
Change in derivative instruments designated as cash flow hedges(1)	34,158	—	34,158
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	2,981	—	2,981
Foreign currency translation adjustment	—	(342)	(342)
Balance as of June 30, 2022	$73,258	$(5,122)	$68,136
Change in derivative instruments designated as cash flow hedges(1)	51,160	—	51,160
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	(1,837)	—	(1,837)
Foreign currency translation adjustment	—	(408)	(408)
Balance as of September 30, 2022	$122,581	$(5,530)	$117,051

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance as of December 31, 2020	$(128,526)	$(4,509)	$(133,035)
Change in derivative instruments designated as cash flow hedges(1)	62,850	—	62,850
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	7,102	—	7,102
Foreign currency translation adjustment	—	21	21
Balance as of March 31, 2021	$(58,574)	$(4,488)	$(63,062)
Change in derivative instruments designated as cash flow hedges(1)	(23,730)	—	(23,730)
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	6,958	—	6,958
Foreign currency translation adjustment	—	42	42
Balance as of June 30, 2021	$(75,346)	$(4,446)	$(79,792)
Change in derivative instruments designated as cash flow hedges(1)	8,148	—	8,148
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	7,096	—	7,096
Foreign currency translation adjustment	—	(87)	(87)
Balance as of September 30, 2021	$(60,102)	$(4,533)	$(64,635)
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

As of September 30, 2022, the weighted average implicit rate was 3.63% and the weighted average remaining lease term was 1.5 years.

The following table summarizes the impact of the Company's leases in its financial statements (in thousands):

Balance Sheet	Financial statement caption	September 30, 2022	December 31, 2021
Right-of-use asset - operating	Other assets	$3,101	$5,099
Lease liability - operating	Accounts payable and other accrued expenses	$3,518	$5,790

		Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement	Financial statement caption	2022	2021	2022	2021
Operating lease cost(1)	Administrative expenses	$797	$829	$2,444	$2,408
(1)     Includes short-term leases that are immaterial.

Cash paid for amounts of lease liabilities included in operating cash flows was $2.6 million and $2.4 million for the nine months ended September 30, 2022 and 2021, respectively.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lessor

Operating Leases

As of September 30, 2022, the Company has deferred revenue balances related to operating leases with uneven payment terms. These amounts will be amortized to revenue as follows (in thousands):

Year ending December 31,
2022	$16,880
2023	70,281
2024	72,803
2025	62,215
2026	39,022
2027 and thereafter	59,744
Total	$320,945

Finance Leases

The following table summarizes the components of the net investment in finance leases (in thousands):

	September 30, 2022	December 31, 2021
Future minimum lease payment receivable(1)	$2,259,896	$2,122,165
Estimated residual receivable(2)	217,795	205,994
Gross finance lease receivables(3)	2,477,691	2,328,159
Unearned income(4)	(773,049)	(769,869)
Net investment in finance leases(5)	$1,704,642	$1,558,290
(1)     There were no executory costs included in gross finance lease receivables as of September 30, 2022 and December 31, 2021.
(2)     The Company's finance leases generally include a purchase option at nominal amounts that is reasonably certain to be exercised, and therefore, the Company has immaterial residual value risk for assets.
(3)    The gross finance lease receivable is reduced as billed to customers and reclassified to accounts receivable until paid by customers.
(4)     There were no unamortized initial direct costs as of September 30, 2022 and December 31, 2021.
(5)    One major customer represented 88% and 91% of the Company's finance lease portfolio as of September 30, 2022 and December 31, 2021, respectively. No other customer represented more than 10% of the Company's finance lease portfolio in each of those periods.

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

During the third quarter of 2022, there was a default on certain finance leases in our portfolio for which the full amount is not expected to be recovered, and the Company recognized an impairment charge of $8.1 million which is recorded in the provision for doubtful accounts in the consolidated statements of operations. At the time of default, the net investment in finance lease was re-classified to leasing equipment on the consolidated balance sheet.

The Company has reviewed the remaining finance lease portfolio for expected credit losses considering the factors noted above for each lessee, and based on its assessment as of September 30, 2022, further credit losses are not expected in the portfolio. As of September 30, 2022, the Company does not have an allowance on its gross finance lease receivables and does not have any material past due balances.

Also included in the provision for doubtful accounts is a benefit of $8.2 million related to a recovery in the third quarter of 2022, from the estate of a customer that had defaulted a number of years ago.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Debt

The table below summarizes the Company's key terms and carrying value of debt:

	September 30, 2022				December 31, 2021
	Outstanding Borrowings (in thousands)	Contractual Weighted Avg Interest Rate(1)	Maturity Range(1)		Outstanding Borrowings (in thousands)
			From	To
Secured Debt Financings
Asset-backed securitization term instruments	$2,967,550	2.04%	February 2028	February 2031	$3,801,777
Asset-backed securitization warehouse	452,000	4.68%	April 2029	April 2029	225,000
Finance lease obligations	—		—	—	15,042
Total secured debt financings	3,419,550				4,041,819
Unsecured Debt Financings
Senior notes	2,900,000	2.11%	August 2023	March 2032	2,300,000
Term loan facilities	1,104,000	4.50%	May 2026	May 2026	1,176,000
Revolving credit facilities	930,000	4.49%	October 2026	October 2026	1,112,000
Total unsecured debt financings	4,934,000				4,588,000
Unamortized debt costs	(58,192)				(63,794)
Unamortized debt premiums & discounts	(5,065)				(3,508)
Debt, net of unamortized costs	$8,290,293				$8,562,517
(1)     Data as of September 30, 2022.

The fair value of total debt outstanding was $7,396.6 million and $8,572.9 million as of September 30, 2022 and December 31, 2021, respectively, and was measured using Level 2 inputs.

As of September 30, 2022, the maximum borrowing levels for the Asset-backed Securitization ("ABS") warehouse and the revolving credit facilities are $1,125.0 million and $2,000.0 million, respectively. These facilities are governed by either borrowing bases or an unencumbered asset test that limits borrowing capacity. As of September 30, 2022, the availability under these credit facilities without adding additional assets to the borrowing base was approximately $1,146.2 million.

The Company is subject to certain financial covenants under its debt agreements. As of September 30, 2022 and December 31, 2021, the Company was in compliance with all financial covenants in accordance with the terms of its debt agreements.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company hedges the risks associated with fluctuations in interest rates on a portion of its floating-rate debt by entering into interest rate swap agreements that convert a portion of its floating-rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The following table summarizes the Company's outstanding fixed-rate and floating-rate debt as of September 30, 2022:

	Balance Outstanding (in thousands)	Contractual Weighted Avg Interest Rate	Maturity Range		Weighted Avg Remaining Term
			From	To
Excluding impact of derivative instruments:
Fixed-rate debt	$5,867,550	2.08%	Aug 2023	Mar 2032	4.7 years
Floating-rate debt	$2,486,000	4.53%	May 2026	Apr 2029	4.0 years

Including impact of derivative instruments:
Fixed-rate debt	$5,867,550	2.08%
Hedged floating-rate debt	$1,339,750	3.62%
Total fixed and hedged debt	$7,207,300	2.36%
Unhedged floating-rate debt	$1,146,250	4.53%
Total	$8,353,550	2.67%

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

On September 20, 2022, the Company extinguished an ABS term loan facility and paid the outstanding balance of $186.1 million. As a result, the Company wrote off $0.2 million of debt related costs.

Asset-Backed Securitization Term Instruments

Under the Company's ABS facilities, indirect wholly-owned subsidiaries of the Company enter into debt agreements for ABS term instruments, including ABS notes. These subsidiaries are intended to be bankruptcy remote so that such assets are not available to creditors of the Company or its affiliates until and unless the related secured borrowings have been fully discharged. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings.

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain assets of the Company's subsidiaries are pledged as collateral for various ABS facilities and the amounts payable under certain derivative agreements. Additionally, the Company may be required to post cash collateral on certain derivative agreements if the fair value of these contracts represents a liability. Any amounts of cash collateral posted are included in Other assets on the consolidated balance sheet and are presented in operating activities of the consolidated statements of cash flows. As of September 30, 2022, the Company posted cash collateral on derivative instruments of $3.7 million.

During the nine months ended September 30, 2022, the company terminated the following derivative instruments (in millions):

Derivative Instrument	Date Terminated	Notional Amount	Funds Received (Paid)(1)
Interest rate swap	January 11, 2022	$150.0	$6.0
Interest rate swap	January 11, 2022	$150.0	$6.1
Interest rate cap	April 27, 2022	$200.0	$0.3
Interest rate cap	April 27, 2022	$200.0	$0.2
Interest rate swap	April 29, 2022	$62.5	$1.4
Interest rate swap	April 29, 2022	$100.0	$1.6
Interest rate swap	April 29, 2022	$100.0	$0.9
Interest rate swap	September 20, 2022	$186.1	$2.5
(1)    For interest rate swaps that were originally designated as cash flow hedges, the amounts in accumulated other comprehensive income (loss) will be amortized to debt and interest expense in the consolidated statements of operations over the remaining term of the derivative instruments at time of termination.
Within the next twelve months, we expect to reclassify $35.6 million of net unrealized and realized gains related to derivative instruments designated as cash flow hedges from accumulated other comprehensive income (loss) into earnings.
On September 30, 2022, the Company entered into an interest rate swap agreement with a scheduled maturity date of September 30, 2025. This contract is indexed to 1 month term SOFR, has a fixed rate of 3.82%, and has a notional amount of $200.0 million.
As of September 30, 2022, the Company had derivative instruments in place to fix or limit the floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

Derivatives	Notional Amount (in millions)	Weighted Average Fixed Leg (Pay) Interest Rate	Weighted Average Remaining Term
Interest Rate Swap(1)	$1,339.8	2.22%	4.2 years
(1)     Excludes certain interest rate swaps with an effective date in a future period ("forward starting swaps"). Including these instruments will increase total notional amount by $350.0 million and increase the weighted average remaining term to 5.5 years.

The following table summarizes the impact of derivative instruments on the consolidated statements of operations and the consolidated statements of comprehensive income on a pretax basis (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Financial statement caption	2022	2021	2022	2021
Non-Designated Derivative Instruments
Realized (gains) losses	Debt termination expense	$—	$—	$—	$883
Unrealized (gains) losses	Unrealized (gain) loss on derivative instruments, net	$19	$—	$(320)	$—
Designated Derivative Instruments
Realized (gains) losses	Interest and debt (income) expense	$(2,313)	$7,583	$7,403	$22,592
Unrealized (gains) losses	Comprehensive (income) loss	$(53,866)	$(8,176)	$(169,315)	$(49,298)

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

response to the expected phase out of LIBOR, the Company continues to work with its counterparties to identify an alternative reference rate. Substantially all of the Company's debt agreements already include transition language, and the Company also adopted various practical expedients which will facilitate the transition.

The Company presents the fair value of derivative financial instruments on a gross basis as a separate line item on the consolidated balance sheet. As of September 30, 2022 and December 31, 2021, the Company has no material non-designated instruments.

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

The following tables summarizes our segment information and the consolidated totals reported (in thousands):

	Three Months Ended September 30,
	2022			2021
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$420,694	$3,989	$424,683	$396,100	$4,091	$400,191
Trading margin	—	3,680	3,680	—	9,163	9,163
Net gain on sale of leasing equipment	26,468	—	26,468	25,606	—	25,606
Depreciation and amortization expense	158,349	189	158,538	163,308	185	163,493
Interest and debt expense	56,688	436	57,124	54,238	490	54,728
Segment income (loss) before income taxes(1)	200,062	6,602	206,664	178,660	11,544	190,204
Purchases of leasing equipment and investments in finance leases(2)	$139,790	$—	$139,790	$1,074,100	$—	$1,074,100

	Nine Months Ended September 30,
	2022			2021
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$1,252,046	$11,333	$1,263,379	$1,106,894	$9,824	$1,116,718
Trading margin	—	14,223	14,223	—	28,030	28,030
Net gain on sale of leasing equipment	90,509	—	90,509	78,964	—	78,964
Depreciation and amortization expense	479,617	559	480,176	460,326	530	460,856
Interest and debt expense	164,946	1,347	166,293	168,053	1,302	169,355
Segment income (loss) before income taxes(1)	607,751	21,978	629,729	478,173	32,418	510,591
Purchases of leasing equipment and investments in finance leases(2)	$889,811	$—	$889,811	$2,791,943	$—	$2,791,943
(1)    Segment income before income taxes excludes unrealized gains or losses on derivative instruments and debt termination expense. The Company recorded an unrealized gain on derivative instruments for an immaterial amount and $0.3 million for the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2021, the Company did not record an unrealized gain on derivative instruments. The Company recorded $0.2 million and $1.9 million of debt termination expense for the three and nine months ended September 30, 2022, respectively, and $42.7 million and $132.5 million of debt termination expense for the three and nine months ended September 30, 2021, respectively.
(2)     Represents cash disbursements for purchases of leasing equipment and investments in finance lease as reflected in the consolidated statements of cash flows for the periods indicated, but excludes cash flows associated with the purchase of equipment held for resale.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30, 2022			December 31, 2021
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Equipment held for sale	$53,549	$34,672	$88,221	$16,936	$31,810	$48,746
Goodwill	220,864	15,801	236,665	220,864	15,801	236,665
Total assets	$12,289,159	$95,184	$12,384,343	$12,543,270	$100,568	$12,643,838

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

The following table summarizes the geographic allocation of total leasing revenues for the three and nine months ended September 30, 2022 and 2021 based on customers' primary domicile (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total leasing revenues:
Asia	$152,012	$146,661	$453,892	$406,407
Europe	220,228	208,231	660,115	588,674
Americas	36,720	32,017	107,479	84,066
Bermuda	834	625	2,164	1,798
Other International	14,889	12,657	39,729	35,773
Total	$424,683	$400,191	$1,263,379	$1,116,718

Since the majority of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, all of the Company's long-lived assets are considered to be international.

The following table summarizes the geographic allocation of equipment trading revenues for the three and nine months ended September 30, 2022 and 2021 based on the location of the sale (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total equipment trading revenues:
Asia	$25,659	$22,918	$68,937	$44,687
Europe	6,646	6,247	22,157	18,409
Americas	10,864	13,588	31,715	32,963
Bermuda	—	—	—	—
Other International	1,617	1,665	4,205	7,487
Total	$44,786	$44,418	$127,014	$103,546

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Commitments and Contingencies

Container Equipment Purchase Commitments

At September 30, 2022, the Company had commitments to purchase equipment in the amount of $44.3 million to be paid in 2022.

Contingencies

The Company is party to various pending or threatened legal or regulatory proceedings arising in the ordinary course of its business. Based upon information presently available, the Company does not expect any liabilities arising from these matters to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

Note 11—Income Taxes

The following table summarizes the Company's effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Effective Income Tax Rate	8.0%	8.7%	7.4%	10.1%

The Company has computed the provision for income taxes based on the estimated annual effective tax rate and the application of discrete items, if any, in the applicable period. The higher tax rates for the three and nine months ended September 30, 2021 was due to debt termination expenses recorded in the second and third quarters of 2021 which significantly reduced the portion of the Company's income generated in lower tax jurisdictions.

Note 12—Related Party Transactions

The Company holds a 50% interest in Tristar Container Services (Asia) Private Limited ("Tristar"), which is primarily engaged in the selling and leasing of container equipment in the domestic and short sea markets in India.  The Company's equity investment in Tristar is included in Other assets on the consolidated balance sheet. The Company received payments on finance leases with Tristar of $0.5 million and $1.5 million for the three and nine months ended September 30, 2022, respectively, and $0.5 million and $1.5 million for the three and nine months ended September 30, 2021, respectively. The Company has a direct finance lease balance with Tristar of $7.8 million and $8.9 million as of September 30, 2022 and December 31, 2021, respectively.

Note 13—Subsequent Events

On October 26, 2022, the Company amended its revolving credit facility to extend the maturity date to October 26, 2027, and change the reference rate from LIBOR to term SOFR. Additionally, the Company concurrently amended its term loan facility to change the reference rate from LIBOR to term SOFR. There was no change to the margin over the reference rate as a result of these amendments.

On October 26, 2022, the Company's Board of Directors approved an increase in the remaining share repurchase authorization under the Company's share repurchase program to $200.0 million. The authorization may be used by the Company to repurchase common or preferred shares.

On October 26, 2022, the Company's Board of Directors approved and declared a quarterly cash dividend of $0.70 per share on its issued and outstanding common shares, payable on December 22, 2022 to holders of record at the close of business on December 8, 2022.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On October 26, 2022, the Company's Board of Directors also approved and declared a cash dividend on its issued and outstanding preferred shares, payable on December 15, 2022 to holders of record at the close of business on December 8, 2022 as follows:

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

Operations

Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of September 30, 2022, our total fleet consisted of 4.2 million containers and chassis, representing 7.3 million twenty-foot equivalent units ("TEU") or 8.0 million cost equivalent units ("CEU"). We have an extensive global presence, offering leasing services through 20 offices and 3 independent agencies located in 16 countries and 388 third-party owned and operated depot facilities in 46 countries as of September 30, 2022. Our primary customers include the world's largest container shipping lines. For the nine months ended September 30, 2022, our twenty largest customers accounted for 85% of our lease billings, our five largest customers accounted for 63% of our lease billings, and our three largest customers accounted for 22%, 17%, and 11% of our lease billings.

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

The following tables summarize our equipment fleet as of September 30, 2022, December 31, 2021 and September 30, 2021 indicated in units, TEU and CEU. CEU and TEU are standard industry measures of fleet size and are used to measure the quantity of containers that make up our revenue earning assets:

	Equipment Fleet in Units			Equipment Fleet in TEU
	September 30, 2022	December 31, 2021	September 30, 2021	September 30, 2022	December 31, 2021	September 30, 2021
Dry	3,833,065	3,843,719	3,748,654	6,540,720	6,531,816	6,351,083
Refrigerated	229,839	235,338	239,328	446,678	457,172	464,465
Special	91,949	92,411	92,458	168,441	169,004	168,951
Tank	11,911	11,692	11,591	11,911	11,692	11,591
Chassis	25,823	24,139	24,381	48,615	44,554	44,726
Equipment leasing fleet	4,192,587	4,207,299	4,116,412	7,216,365	7,214,238	7,040,816
Equipment trading fleet	47,696	53,204	55,299	77,755	83,692	86,598
Total	4,240,283	4,260,503	4,171,711	7,294,120	7,297,930	7,127,414

	Equipment Fleet in CEU (1)
	September 30, 2022	December 31, 2021	September 30, 2021
Operating leases	7,210,150	7,291,769	7,294,503
Finance leases	676,310	623,136	494,839
Equipment trading fleet	73,529	81,136	83,976
Total	7,959,989	7,996,041	7,873,318
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

The following table summarizes the percentage of our equipment fleet in terms of units and CEU as of September 30, 2022:

Equipment Type	Percentage of total fleet in units	Percentage of total fleet in CEU
Dry	90.4%	71.8%
Refrigerated	5.4	21.4
Special	2.2	3.0
Tank	0.3	1.2
Chassis	0.6	1.7
Equipment leasing fleet	98.9%	99.1%
Equipment trading fleet	1.1	0.9
Total	100.0%	100.0%

We generally lease our equipment on a per diem basis to our customers under three types of leases:
•Long-term leases, which we categorize as operating leases, typically have initial contractual terms ranging from five to eight or more years and provide us with stable cash flow and low transaction costs by requiring customers to maintain specific units on-hire for the duration of the lease term. Some of our containers, primarily used containers, are placed on lifecycle leases which keep the containers on-hire until the end of their useful life.
•Finance leases are typically structured as full payout leases and provide for a predictable recurring revenue stream with generally the lowest cost to the customer as customers are generally required to retain the equipment for the duration of its useful life.
•Service leases, which we categorize as operating leases, command a premium per diem rate in exchange for providing customers with greater operational flexibility by allowing non-scheduled pick-up and drop-off of units during the lease term.

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

The following table summarizes our lease portfolio by lease type, based on CEU on-hire as of September 30, 2022, December 31, 2021 and September 30, 2021:

Lease Portfolio by CEU	September 30, 2022	December 31, 2021	September 30, 2021
Long-term leases	71.1%	72.4%	74.5%
Finance leases	8.9%	8.0%	6.5%
Subtotal	80.0%	80.4%	81.0%
Service leases	6.8%	5.0%	5.4%
Expired long-term leases, non-sale age (units on hire)	7.6%	8.4%	7.7%
Expired long-term leases, sale-age (units on hire)	5.6%	6.2%	5.9%
Total	100.0%	100.0%	100.0%
Weighted average remaining contractual term in months for long-term and finance leases	59	61	59

We purchased a large volume of new containers in 2021, responding to exceptional leasing demand. These containers were purchased for high prices and were placed on very long duration leases that will cover most of the expected useful life of this equipment. To better reflect the impact of these dynamics on our lease portfolio, we have included the following equipment lease portfolio table based on net book value of units on-hire, as of September 30, 2022, December 31, 2021 and September 30, 2021:

Lease Portfolio by Net Book Value	September 30, 2022	December 31, 2021	September 30, 2021
Long-term leases	71.7%	73.6%	78.1%
Finance leases	15.6%	13.8%	9.3%
Subtotal	87.3%	87.4%	87.4%
Service leases	4.3%	3.5%	4.0%
Expired long-term leases, non-sale age (units on hire)	5.7%	6.2%	5.9%
Expired long-term leases, sale-age (units on hire)	2.7%	2.9%	2.7%
Total	100.0%	100.0%	100.0%
Weighted average remaining contractual term in months for long-term and finance leases	76	78	75

Operating Performance

Our financial performance in the third quarter of 2022 remained strong. We continued to benefit from high utilization and generate exceptional gains on used container disposals. This continued strong performance reflects the very strong market conditions and significant growth we experienced in the second half of 2020 and 2021, as well as durable enhancements we have made to our lease portfolio.

While our financial performance remained strong, market conditions and our container activity slowed in the third quarter of 2022 as our customers reported decreased trade activity due to global economic challenges and slowing consumer spending. Our container drop-off volumes accelerated in the third quarter and used container sale prices have started to decrease more quickly toward historical levels. New container orders for Triton and the broader market have also decreased in response to decreasing trade volumes, and new container prices have decreased into the range of $2,200 for a 20' dry container.

Fleet size. As of September 30, 2022, the net book value of our revenue earning assets was $11.5 billion, an increase of 1.5% compared to September 30, 2021 and a decrease of 2.3% compared to December 31, 2021. Our investment in new equipment has been limited in 2022 as our customers have focused on absorbing the large number of containers added last year. As of October 26, 2022, we have placed orders for $557.3 million of new containers for delivery in 2022.

Utilization. Our average utilization was 99.1% for the third quarter of 2022, a decrease of 0.5% compared to the third quarter of 2021, reflecting increased drop-off volumes in the third quarter. However, we expect our utilization will remain high due to the high percentage of our containers on long-term leases. Our ending utilization as of September 30, 2022 was 98.8% and currently stands at 98.6%.

The following tables summarize our equipment fleet utilization for the periods indicated below. Utilization is computed by dividing our total units on lease (in CEU) by the total units in our fleet (in CEU), excluding new units not yet leased and off-hire units designated for sale:

	Quarter Ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Average Utilization	99.1%	99.4%	99.6%	99.6%	99.6%
Ending Utilization	98.8%	99.3%	99.5%	99.6%	99.6%

Average lease rates. Average lease rates for our dry container product line increased by 3.5% in the third quarter of 2022 compared to the third quarter of 2021. The increase in our average dry container lease rates was primarily driven by the addition of new containers in the second half of 2021 with lease rates well above the average rates in our lease portfolio. New container prices and market lease rates were very high throughout 2021 due to the surge in container demand and limited availability of containers. New container prices and market leasing rates returned to historically normal levels in the third quarter of 2022 as market conditions moderated.

Average lease rates for our refrigerated container product line decreased by 1.8% in the third quarter of 2022 compared to the third quarter of 2021. In the first quarter of 2022, we completed a large lease transaction for refrigerated containers on expired contracts that lowered the lease rates. We have also been experiencing larger differences in lease rates for older refrigerated containers compared to rates on new equipment, and we expect our average lease rates for refrigerated containers will continue to gradually trend down.

The average lease rates for special containers decreased by 0.4% in the third quarter of 2022 compared to the third quarter of 2021.

Interest and Debt Expense.    Our interest expense increased by 4.4% in the third quarter of 2022 compared to the third quarter of 2021 reflecting an increase in our average debt balance of $0.6 billion partially offset by a decrease in our effective interest rate. Our average debt balance increased as we increased borrowings last year to support the significant growth in our revenue earning assets. Our effective interest rate remains low at 2.70% for the third quarter despite the recent increase in market interest rates. This reflects our extensive refinancing activity in 2021 as we took advantage of the low interest rate environment and the upgrade of our corporate credit ratings to investment grade. Approximately 86% of our debt portfolio was comprised of either fixed-rate debt or hedged floating-rate debt as of September 30, 2022.

Equipment disposals. Disposal gains continued to be strong in the third quarter of 2022 though down from the exceptional levels of the last several quarters. The decline in disposal gains reflects moderating used container disposal prices partially offset by increasing disposal volumes. We expect used container sale prices and our disposal gains will continue to trend down towards historical levels as market conditions further moderate.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, borrowings under our credit facilities and proceeds from other financing activities. Our principal uses of cash include capital expenditures, debt service, dividends, and share repurchases.

For the trailing twelve months ended September 30, 2022, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment, was $2,126.4 million. In addition, as of September 30, 2022, we had $64.0 million of unrestricted cash and cash equivalents and $1,743.0 million of borrowing capacity remaining under our existing credit facilities.

As of September 30, 2022, our cash commitments in the next twelve months include $1,006.0 million of scheduled principal payments on our existing debt facilities and $63.8 million of committed but unpaid capital expenditures, primarily for the purchase of equipment.

We believe that cash provided by operating activities, existing cash, proceeds from the sale of our leasing equipment, and availability under our credit facilities will be sufficient to meet our obligations over the next twelve months and beyond.

Capital Activity

During the three and nine months ended September 30, 2022, the Company paid dividends on preferred shares of $13.0 million and $39.1 million, respectively, and paid dividends on common shares of $39.3 million and $122.2 million, respectively.

During the three months ended September 30, 2022, the Company repurchased a total of 3.2 million common shares at an average price per share of $59.21 for a total cost of $189.5 million under its share repurchase program. For the nine months ended September 30, 2022, the Company repurchased a total of 6.3 million common shares at an average price per share of $60.36 for a total cost of $379.8 million.

For additional information, please refer to Note 5 - “Other Equity Matters” in the Notes to the Unaudited Consolidated Financial Statements.

Debt Activity

During the third quarter of 2022, the Company prepaid the $186.1 million outstanding balance on an ABS term note and as a result, wrote off $0.2 million of debt related costs.

During the second quarter of 2022, the Company amended its existing ABS warehouse facility with $1,125.0 million borrowing capacity to extend the revolving period to April 27, 2025 and change the interest rate to SOFR plus 1.60%. After the revolving period, borrowings will convert to term notes with a maturity date of April 27, 2029, paying interest at SOFR plus 2.60%. As part of this transaction, the Company wrote off $0.3 million of debt related costs. Additionally, the Company prepaid the $391.3 million outstanding balance on an ABS term note and as a result, wrote off $1.3 million of debt related costs.

During the first quarter of 2022, the Company completed a $600.0 million 3.25% senior notes offering with a maturity date of March 15, 2032. In addition, the Company exercised an early buyout option and paid $14.9 million of its remaining finance lease obligation.

Credit Ratings

Our investment-grade corporate and long-term debt credit ratings enable us to lower our cost of funds and broaden our access to attractively priced capital. While a ratings downgrade, on its own, would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of our financings. The Company's long-term debt and corporate ratings of BBB- from both S&P Global Ratings and Fitch Ratings remain unchanged since December 31, 2021.

Debt Agreements

At September 30, 2022 our outstanding indebtedness was comprised of the following (amounts in millions):

	September 30, 2022
	Outstanding Borrowings	Maximum Borrowing Level
Secured Debt Financings
Asset-backed securitization term instruments	$2,967.6	$2,967.6
Asset-backed securitization warehouse	452.0	1,125.0
Total secured debt financings	3,419.6	4,092.6
Unsecured Debt Financings
Senior notes	2,900.0	2,900.0
Term loan facilities	1,104.0	1,104.0
Revolving credit facilities	930.0	2,000.0
Total unsecured debt financings	4,934.0	6,004.0
Total debt financings	8,353.6	10,096.6
Unamortized debt costs	(58.2)	—
Unamortized debt premiums & discounts	(5.1)	—
Debt, net of unamortized costs	$8,290.3	$10,096.6

The maximum borrowing levels depicted in the table above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by either borrowing bases or an unencumbered asset test that limits borrowing capacity. As of September 30, 2022, the availability under these credit facilities without adding additional assets was $1,146.2 million.
As of September 30, 2022, we had a combined $7,207.3 million of total debt on facilities with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap contracts. This accounts for 86% of our total debt.

Pursuant to the terms of certain debt agreements, we are required to maintain certain amounts in restricted cash accounts. As of September 30, 2022, we had restricted cash of $103.0 million.

For additional information on our debt, please refer to Note 7 - "Debt" in the Notes to the Unaudited Consolidated Financial Statements.

Debt Covenants

We are subject to certain financial covenants related to leverage and interest coverage as defined in our debt agreements. Failure to comply with these covenants could result in a default under the related credit agreements and the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors. As of September 30, 2022, we were in compliance with all such covenants.

Cash Flow

The following table sets forth certain cash flow information for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in) operating activities	$1,438,262	$986,919
Net cash provided by (used in) investing activities	$(672,695)	$(2,626,877)
Net cash provided by (used in) financing activities	$(829,087)	$1,697,331

Operating Activities

Net cash provided by operating activities increased by $451.3 million to $1,438.3 million in the nine months ended September 30, 2022 compared to $986.9 million in the same period in 2021. The significant increase was due to increased profitability along with increased cash collections primarily due to large prepayments on certain leases and increased cash collections on finance leases due to an increase in our finance lease portfolio.

Investing Activities

Net cash used in investing activities was $672.7 million in the nine months ended September 30, 2022 compared to $2,626.9 million in the same period in 2021. The change was primarily due to a $1,902.1 million decrease in equipment purchases.

Financing Activities

Net cash used in financing activities was $829.1 million in the nine months ended September 30, 2022, compared to net cash provided by financing activities of $1,697.3 million in the same period in 2021. The change was primarily due to a $2.0 billion change in borrowing activities from net borrowings to net debt repayments due to the decrease in equipment purchases and related financing requirements. In addition we paid $375.0 million for share repurchases, which represents an increase over last year.

Results of Operations

The following table summarizes our comparative results of operations for the three months ended September 30, 2022 and 2021 (in thousands).

	Three Months Ended September 30,
	2022	2021	Variance
Leasing revenues:
Operating leases	$395,400	$385,221	$10,179
Finance leases	29,283	14,970	14,313
Total leasing revenues	424,683	400,191	24,492

Equipment trading revenues	44,786	44,418	368
Equipment trading expenses	(41,106)	(35,255)	(5,851)
Trading margin	3,680	9,163	(5,483)

Net gain on sale of leasing equipment	26,468	25,606	862

Operating expenses:
Depreciation and amortization	158,538	163,493	(4,955)
Direct operating expenses	10,525	5,539	4,986
Administrative expenses	22,747	21,426	1,321
Provision (reversal) for doubtful accounts	(123)	23	(146)
Total operating expenses	191,687	190,481	1,206
Operating income (loss)	263,144	244,479	18,665
Other expenses:
Interest and debt expense	57,124	54,728	2,396
Unrealized (gain) loss on derivative instruments, net	19	—	19
Debt termination expense	190	42,660	(42,470)
Other (income) expense, net	(644)	(453)	(191)
Total other expenses	56,689	96,935	(40,246)
Income (loss) before income taxes	206,455	147,544	58,911
Income tax expense (benefit)	16,618	12,812	3,806
Net income (loss)	$189,837	$134,732	$55,105
Less: dividend on preferred shares	13,028	11,687	1,341
Net income (loss) attributable to common shareholders	$176,809	$123,045	$53,764

Comparison of the three months ended September 30, 2022 and 2021

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

	Three Months Ended September 30,
	2022	2021	Variance
Leasing revenues:
Operating leases
Per diem revenues	$379,623	$377,234	$2,389
Fee and ancillary revenues	15,777	7,987	7,790
Total operating lease revenues	395,400	385,221	10,179
Finance leases	29,283	14,970	14,313
Total leasing revenues	$424,683	$400,191	$24,492

Total leasing revenues were $424.7 million for the three months ended September 30, 2022, compared to $400.2 million in the same period in 2021, an increase of $24.5 million.

Per diem revenues were $379.6 million for the three months ended September 30, 2022 compared to $377.2 million in the same period in 2021, an increase of $2.4 million. The primary reasons for this increase are as follows:
•$9.1 million increase primarily due to an increase in average per diem rates for our dry containers partially offset by a decrease in average per diem rates for our refrigerated containers; partially offset by
•$8.0 million decrease due to a decrease in the average number of containers on-hire.

Fee and ancillary lease revenues were $15.8 million for the three months ended September 30, 2022 compared to $8.0 million in the same period in 2021, an increase of $7.8 million, primarily due to an increase in fee revenues and an increase in repair and handling revenue due to a higher volume of redeliveries.

Finance lease revenues were $29.3 million for the three months ended September 30, 2022 compared to $15.0 million in the same period in 2021, an increase of $14.3 million. This increase is primarily due to the addition of $1.4 billion of net finance lease receivables since June 30, 2021 partially offset by the runoff of the existing portfolio.

Trading margin.    Trading margin was $3.7 million for the three months ended September 30, 2022 compared to $9.2 million in the same period in 2021, a decrease of $5.5 million. Container selling margins decreased in 2022 mostly as a result of a decrease in selling prices, partially offset by an increase in sales volume.

Net gain (loss) on sale of leasing equipment.    Gain on sale of equipment was $26.5 million for the three months ended September 30, 2022 compared to $25.6 million in the same period in 2021, an increase of $0.9 million. The increase was primarily due to a 73.9% increase in sales volume supported by an increase in container drop-off activity partially offset by a 27.5% decrease in the average sale price of used dry containers.

Depreciation and amortization.    Depreciation and amortization was $158.5 million for the three months ended September 30, 2022 compared to $163.5 million in the same period in 2021, a decrease of $5.0 million. The primary reasons for the decrease are as follows:
•$11.6 million decrease due to an increase in the number of containers that have become fully depreciated; partially offset by
•$7.4 million increase due to the increased size of our container fleet.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, store equipment when it is not on lease and reposition equipment from locations with weak leasing demand. Direct operating expenses were $10.5 million for the three months ended September 30, 2022 compared to $5.5 million in the same period in 2021, an increase of $5.0 million. The primary reasons for the increase are as follows:
•$3.3 million increase in repair and handling expense primarily due to higher volume of drop-off activity; and
•$2.6 million increase in storage expense resulting from an increase in the number of idle units; partially offset by
•$0.6 million decrease in positioning expense due to lower volume of containers repositioned.

Administrative expenses.    Administrative expenses were $22.7 million for the three months ended September 30, 2022 compared to $21.4 million in the same period in 2021, an increase of $1.3 million. The primary reasons for this increase are as follows:
•$0.6 million increase in foreign exchange losses;
•$0.5 million increase due to higher incentive compensation costs; and
•$0.5 million increase in travel expenses.

Provision (reversal) for doubtful accounts.    Reversal for doubtful accounts was $0.1 million for the three months ended September 30, 2022 compared to an immaterial provision in the same period in 2021. In the third quarter of 2022, we benefited from a $8.2 million recovery from the estate of a customer that had defaulted a number of years ago. This was partially offset by an $8.1 million reserve established as a result of a customer default.

Interest and debt expense.    Interest and debt expense was $57.1 million for the three months ended September 30, 2022, compared to $54.7 million in the same period in 2021, an increase of $2.4 million. The primary reasons for the increase are as follows:
•$3.9 million increase due to an increase in the average debt balance of $556.9 million; partially offset by
•$1.6 million decrease due to a decrease in the average effective interest rate to 2.70% from 2.77%.

Debt termination expense.    Debt termination expense was $0.2 million for the three months ended September 30, 2022 compared to $42.7 million expense in the same period in 2021. During the three months ended September 30, 2021, the Company incurred make-whole and other debt termination costs primarily related to the prepayment of senior secured institutional notes.

Income taxes. Income tax expense was $16.6 million for the three months ended September 30, 2022 compared to $12.8 million in the same period in 2021, an increase of $3.8 million. The Company's effective tax rate was 8.0% for the three months ended September 30, 2022 compared to 8.7% in the same period in 2021. The increase in income tax expense was primarily the result of an increase in pre-tax income in the third quarter of 2022 compared to the same period in 2021, partially offset by a decrease in the effective tax rate. The higher tax rate for the three months ended September 30, 2021 was due to debt termination expense in the third quarter of 2021 which significantly reduced the portion of the Company's income generated in lower tax jurisdictions.

Results of Operations

The following table summarizes our comparative results of operations for the nine months ended September 30, 2022 and 2021 (in thousands).

	Nine Months Ended September 30,
	2022	2021	Variance
Leasing revenues:
Operating leases	$1,176,436	$1,085,874	$90,562
Finance leases	86,943	30,844	56,099
Total leasing revenues	1,263,379	1,116,718	146,661

Equipment trading revenues	127,014	103,546	23,468
Equipment trading expenses	(112,791)	(75,516)	(37,275)
Trading margin	14,223	28,030	(13,807)

Net gain on sale of leasing equipment	90,509	78,964	11,545

Operating expenses:
Depreciation and amortization	480,176	460,856	19,320
Direct operating expenses	24,143	21,246	2,897
Administrative expenses	69,015	65,326	3,689
Provision (reversal) for doubtful accounts	(104)	(2,467)	2,363
Total operating expenses	573,230	544,961	28,269
Operating income (loss)	794,881	678,751	116,130
Other expenses:
Interest and debt expense	166,293	169,355	(3,062)
Unrealized (gain) loss on derivative instruments, net	(320)	—	(320)
Debt termination expense	1,853	132,523	(130,670)
Other (income) expense, net	(1,141)	(1,195)	54
Total other expenses	166,685	300,683	(133,998)
Income (loss) before income taxes	628,196	378,068	250,128
Income tax expense (benefit)	46,482	38,281	8,201
Net income (loss)	$581,714	$339,787	$241,927
Less: dividend on preferred shares	39,084	32,713	6,371
Net income (loss) attributable to common shareholders	$542,630	$307,074	$235,556

Comparison of the nine months ended September 30, 2022 and 2021

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

	Nine Months Ended September 30,
	2022	2021	Variance
Leasing revenues:
Operating leases
Per diem revenues	$1,135,551	$1,061,763	$73,788
Fee and ancillary revenues	40,885	24,111	16,774
Total operating lease revenues	1,176,436	1,085,874	90,562
Finance leases	86,943	30,844	56,099
Total leasing revenues	$1,263,379	$1,116,718	$146,661

Total leasing revenues were $1,263.4 million for the nine months ended September 30, 2022, compared to $1,116.7 million, in the same period in 2021, an increase of $146.7 million.

Per diem revenues were $1,135.6 million for the nine months ended September 30, 2022 compared to $1,061.8 million in the same period in 2021, an increase of $73.8 million. The primary reasons for this increase are as follows:
•$42.4 million increase primarily due to an increase in average per diem rates for our dry containers partially offset by a decrease in average per diem rates for our refrigerated containers; and
•$26.6 million increase due to an increase of approximately 0.2 million CEU in the average number of containers on-hire.

Fee and ancillary lease revenues were $40.9 million for the nine months ended September 30, 2022 compared to $24.1 million in the same period in 2021, an increase of $16.8 million, primarily due to an increase in fee revenues and an increase in repair revenue due to a higher volume of redeliveries.

Finance lease revenues were $86.9 million for the nine months ended September 30, 2022 compared to $30.8 million in the same period in 2021, an increase of $56.1 million. This increase is primarily due to the addition of $1.4 billion of net finance lease receivable since June 30, 2021 partially offset by the runoff of the existing portfolio.

Trading margin.    Trading margin was $14.2 million for the nine months ended September 30, 2022 compared to $28.0 million in the same period in 2021, a decrease of $13.8 million. This decrease is primarily due to decreased selling prices and lower volume.

Net gain (loss) on sale of leasing equipment.    Gain on sale of equipment was $90.5 million for the nine months ended September 30, 2022 compared to $79.0 million in the same period in 2021, an increase of $11.5 million. The increase is largely due to a $6.8 million gain related to certain lease buyout transactions as well as an increase in the average sale price of our used refrigerated containers.

Depreciation and amortization.    Depreciation and amortization was $480.2 million for the nine months ended September 30, 2022 compared to $460.9 million in the same period in 2021, an increase of $19.3 million. The primary reasons for the increase are as follows:
•$49.6 million increase due to the increased size of our container fleet; partially offset by
•$28.5 million decrease due to an increase in the number of containers that have become fully depreciated.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, store equipment when it is not on lease and reposition equipment from locations with weak leasing demand. Direct operating expenses were $24.1 million for the nine months ended September 30, 2022 compared to $21.2 million in the same period in 2021, an increase of $2.9 million. The primary reasons for the increase are as follows:
•$2.6 million increase in repair and handling expense due to higher volume of drop-off activity; and
•$2.4 million increase in storage expense resulting from an increase in the number of idle units; partially offset by
•$1.5 million decrease in positioning expense due to lower volume of containers repositioned.

Administrative expenses.    Administrative expenses were $69.0 million for the nine months ended September 30, 2022 compared to $65.3 million in the same period in 2021, an increase of $3.7 million. The primary reasons for this increase are as follows:
•$1.8 million increase in foreign exchange losses;
•$1.1 million increase in travel expenses; and
•$0.9 million in other employee related costs.

Provision (reversal) for doubtful accounts.    Reversal for doubtful accounts was $0.1 million for the nine months ended September 30, 2022 compared to $2.5 million in the same period in 2021. In the third quarter of 2022, we benefited from a $8.2 million recovery from the estate of a customer that had defaulted a number of years ago. This was partially offset by an $8.1 million reserve established as a result of a customer default. In 2021, we reversed reserves which were originally recorded in 2020 against a mid-sized customer's receivable

Interest and debt expense.    Interest and debt expense was $166.3 million for the nine months ended September 30, 2022, compared to $169.4 million in the same period in 2021, a decrease of $3.1 million. The primary reasons for the decrease are as follows:
•$32.1 million decrease due to a decrease in the average effective interest rate to 2.58% from 3.08%; partially offset by
•$28.9 million increase due to an increase in the average debt balance of $1.2 billion.

Debt termination expense.    Debt termination expense was $1.9 million for the nine months ended September 30, 2022 compared to $132.5 million in the same period in 2021. During the nine months ended September 30, 2021, the Company incurred make-whole and other debt termination costs primarily related to the prepayment of senior secured institutional notes.

Income taxes. Income tax expense was $46.5 million for the nine months ended September 30, 2022 compared to $38.3 million in the same period in 2021, an increase of $8.2 million. The Company's effective tax rate was 7.4% for the nine months ended September 30, 2022 compared to 10.1% in the same period in 2021. The increase in income tax expense was primarily the result of an increase in pre-tax income in the nine months ended September 30, 2022 compared to the same period in 2021, partially offset by a decrease in the effective tax rate. The higher tax rate for the nine months ended September 30, 2021 was due to debt termination expense which significantly reduced the portion of the Company's income generated in lower tax jurisdictions.

Contractual Obligations

We are party to various operating and finance leases and are obligated to make payments related to our borrowings. We are also obligated under various commercial commitments, including payment obligations to our equipment manufacturers.

The following table summarizes our contractual commitments and obligations as of September 30, 2022 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Contractual Obligations by Period
Contractual Obligations:	Total	Remaining 2022	2023	2024	2025	2026	2027 and thereafter
	(dollars in millions)
Principal debt obligations	$8,353.6	$101.1	$1,006.6	$906.8	$438.1	$2,679.3	$3,221.7
Interest on debt obligations(1)	1,083.8	60.9	223.6	205.2	190.0	140.2	263.9
Operating leases (mainly facilities)	18.6	0.9	2.2	1.5	1.3	1.3	11.4
Purchase obligations:
Equipment purchases payable	19.5	19.5	—	—	—	—	—
Equipment purchase commitments	44.3	44.3	—	—	—	—	—
Total contractual obligations	$9,519.8	$226.7	$1,232.4	$1,113.5	$629.4	$2,820.8	$3,497.0
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

As of September 30, 2022, we had derivative agreements in place to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Derivatives	Notional Amount (in millions)	Weighted Average Fixed Leg (Pay) Interest Rate	Weighted Average Remaining Term
Interest Rate Swap(1)	$1,339.8	2.22%	4.2 years
(1)     Excludes certain interest rate swaps with an effective date in a future period ("forward starting swaps"). Including these instruments will increase total notional amount by $350.0 million and increase the weighted average remaining term to 5.5 years.

Our derivative agreements are designated as cash flow hedges for accounting purposes. Any unrealized gains or losses related to the changes in fair value are recognized in accumulated other comprehensive income and reclassified to interest and debt expense as they are realized. As of September 30, 2022, we have certain interest rate cap agreements that are non-designated derivatives and changes in fair value are recognized as unrealized (gain) loss on derivative instruments, net, on the statements of operations.

Approximately 86% of our debt is either fixed or hedged using derivative instruments which helps mitigate the impact of changes in short-term interest rates. A 100 basis point increase in the interest rates on our unhedged debt (primarily LIBOR) would result in an increase of approximately $11.4 million in interest expense over the next 12 months.

Foreign currency exchange rate risk

Although we have significant foreign-based operations, the majority of our revenues and our operating expenses are denominated in U.S. dollars. However, we pay our non-U.S. employees in local currencies and certain operating expenses are denominated in foreign currencies. Net foreign currency exchange losses were $0.9 million and $2.5 million for the three and nine months ended September 30, 2022, respectively, and $0.3 million and $0.7 million for the three and nine months ended September 30, 2021, respectively.

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2022. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded, as of September 30, 2022, that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2022, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The ongoing war between Russia and Ukraine has resulted in economic and trade disruptions, as well as a significant humanitarian crisis. The conflict has led to significant stress on the global economy, as well as economic sanctions and trade controls being placed on Russia, Belarus and related individuals and entities, limitations on Russian and Belorussian banks' and entities' ability to access international payment systems, port restrictions on Russian ships and decisions to suspend service to Russia and alter certain routes by several major ocean carriers. We do not have any employees or Company facilities in Russia, Belarus or Ukraine, and our direct exposure to customers whose businesses are focused on trading with Russia is not material, representing less than one-half of one percent (0.5%) of total net book value of leased containers as of September 30, 2022. However, given the nature of our business and global operations, political, economic and other conditions in major regions, including geopolitical conflicts such as the current war in Ukraine, may adversely affect us. The extent and duration of the ongoing military conflict in Ukraine, resulting sanctions, embargoes, regional instability, shipping bans, escalation of hostilities and the effects of the conflict on the global economy, including increased on-shoring and near-shoring, reduced global trade, heightened inflation and any other related economic or market disruptions, are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military conflict. These factors may negatively impact our business and results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Share Repurchase Program

In July 2022, our Board of Directors approved an increase in the remaining authorization under our share repurchase program to $200.0 million. The following table provides certain information with respect to our purchases of our common shares for the three months ended September 30, 2022:

	Issuer Purchases of Common Shares(1)
Period	Total number of shares purchased(2)	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)
July 1, 2022 through July 31, 2022	970,000	$55.86	$183,772
August 1, 2022 through August 31, 2022	895,610	$63.93	$126,500
September 1, 2022 through September 30, 2022	1,334,730	$58.47	$48,428
Total	3,200,340	$59.21	$48,428
(1)On October 26, 2022, the Company's Board of Directors approved an additional increase in the remaining share repurchase authorization under our share repurchase program to $200.0 million. The authorization may be used by the Company to repurchase common or preferred shares.
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

TRITON INTERNATIONAL LIMITED

November 1, 2022	By:	/s/ JOHN BURNS
John Burns
Chief Financial Officer