Form 10-K
period 2022-12-31
Triton International Ltd
filed 2023-02-14
CIK 1660734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of voting common shares held by non-affiliates as of June 30, 2022 was approximately $2,419.3 million. As of February 8, 2023, there were 56,363,587 common shares, $0.01 par value, of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part of Form 10-K	Document Incorporated by Reference
Part III, Items 10, 11, 12, 13, and 14	Portion of the Registrant's proxy statement to be filed in connection with the Annual Meeting of Shareholders of the Registrant to be held on April 27, 2023.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Triton International Limited contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the Securities and Exchange Commission (the “SEC”), or in connection with oral statements made to the press, potential investors or others. All statements, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, future costs, prospects, plans and objectives of management are forward-looking statements. The words "expect," "estimate," "anticipate," "predict," "believe," "think," "plan," "will," "should," "intend," "seek," "potential" and similar expressions and variations are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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
•the impact of COVID-19 on our business and financial results;
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
•changes in tax laws in Bermuda, the United States and other countries; and
•other risks and uncertainties, including those listed under the caption "Risk Factors" in this Annual Report on Form 10-K and in the other documents we file with the SEC from time to time.

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

WEBSITE ACCESS TO COMPANY'S REPORTS AND CODES OF CONDUCT

Our Internet website address is www.trtn.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

On February 14, 2023, we adopted a Code of Conduct that applies to all of our employees, officers, and directors, including our principal executive officer and principal financial officer. The Code of Conduct, which superseded and replaced our prior Code of Ethics, incorporates the subject matter included in our prior Code of Ethics while expanding the topics covered by the Code. In addition, we also have a Code of Ethics for Chief Executive and Senior Financial Officers. The text of our codes are posted within the Corporate Governance portion of the "Investors" section of our website.

        Also, copies of our annual report, Code of Conduct and Code of Ethics for Chief Executive and Senior Financial Officers will be made available, free of charge, upon written request to:

Triton International Limited
Victoria Place, 5th Floor
31 Victoria Street
Hamilton HM 10, Bermuda
Attn: General Counsel and Secretary
Telephone: (441) 294-8033

If we make any substantive amendment to, or grant a waiver from, a provision of the Code of Conduct (to the extent applicable to certain officers and our directors) or the Code of Ethics for Chief Executive and Senior Financial Officers, we will promptly disclose the nature of the amendment or waiver on our website at www.trtn.com to the extent required by applicable law or regulation.

SERVICE MARKS MATTERS

The following items referred to in this annual report are registered or unregistered service marks in the United States and/or foreign jurisdictions pursuant to applicable intellectual property laws and are the property of Triton and its subsidiaries: Triton®, TAL®, and ®.

PART I
ITEM 1. BUSINESS

References in this Annual Report on Form 10-K to the “Company,” “Triton,” “we,” “us” and “our” refer to Triton International Limited and, where appropriate, its consolidated subsidiaries.

Our Company

Triton is the world's largest lessor of intermodal containers. Intermodal containers are large, standardized steel boxes used to transport freight by ship, rail or truck. Because of the handling efficiencies they provide, intermodal containers are the primary means by which many goods and materials are shipped internationally. We also lease chassis, which are used for the transportation of containers.

Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of December 31, 2022, our total fleet consisted of 4.2 million containers and chassis, representing 7.2 million twenty-foot equivalent units ("TEU") or 7.9 million cost equivalent units ("CEU"). We have an extensive global presence offering leasing services through a worldwide network of local offices and utilize third-party container depots spread across 46 countries to provide customers global access to our container fleet. Our primary customers include the world's largest container shipping lines. Our global field operations include sales, operations, equipment resale, and logistics services. Our registered office is located in Bermuda.

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

Worldwide containerized cargo volumes have increased at an average annual rate of 3.0% from 2012 to 2022, generally in line with average global economic growth. In 2022, worldwide cargo volumes are estimated to have decreased 3.2%.

Container leasing companies maintain inventories of new and used containers in a wide range of worldwide locations and supply these containers primarily to shipping line customers under a variety of short and long-term lease structures. Based on container fleet information reported by Drewry Maritime Research, we estimate that container lessors owned approximately 25.1 million TEU, or approximately 49% of the total worldwide container fleet of 50.8 million TEU, as of the end of 2022.

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
•Refrigerated Containers.  Refrigerated containers include a fully installed cooling machine and an insulated container. Refrigerated containers come in lengths of 20 or 40 feet. They are 8 feet wide, and are either 8½ or 9½ feet tall. These containers are used for perishable items such as fresh and frozen foods.
•Special Containers.  Most of our special containers are open top and flat rack containers. Open top containers come in similar sizes as dry containers, but do not have a fixed roof. Flat rack containers come in varying sizes and are steel platforms with folding ends and no fixed sides. Open top and flat rack containers are used to move heavy or over-sized cargos, such as marble slabs, steel coils or factory components, that cannot be easily loaded on a fork lift through the doors of a standard container.
•Tank Containers.  Tank containers are stainless steel cylindrical tanks enclosed in rectangular steel frames with the same outside dimensions as 20 foot dry containers. These containers carry bulk liquids such as chemicals.
•Chassis.  An intermodal chassis is a rectangular, wheeled steel frame, generally 23½, 40 or 45 feet in length, built specifically for the purpose of transporting intermodal containers on the road. Longer sized chassis, designed to solely accommodate rail containers, can be up to 53 feet in length. When mounted on a chassis, the container may be trucked either to its destination or to a railroad terminal for loading onto a rail car. Our chassis are primarily used in the United States.

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

Our lease products provide numerous operational and financial benefits to our shipping line customers. These benefits include:
•Operating Flexibility.  The timing, location and daily volume of cargo movements for a shipping line are often unpredictable. Leasing containers and chassis helps our customers manage this uncertainty and reduces the requirement for inventory buffers by allowing them to pick-up leased equipment on short notice.
•Fleet Size and Mix Flexibility.  The drop-off flexibility included in container and chassis operating leases allows our customers to more quickly adjust the size of their fleets and the mix of container types in their fleets as their trade volumes and patterns change due to seasonality, market changes or changes in company strategies.
•Alternative Source of Financing.  Container and chassis leases provide an additional source of equipment financing to help our customers manage the high level of investment required to keep pace with the growth of the asset intensive container shipping industry.

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

We categorize our operating leases as either long-term leases or service leases. Some leases have contractual terms that have features reflective of both long-term and service leases. We classify such leases as either long-term or service leases, depending upon which features we believe are predominant. For example, some leases that provide redelivery flexibility during the lease term are classified as long-term leases in cases where lessees have made large upfront payments to reduce their lease payment during the lease term or in cases where lessees will incur significant redelivery fees if containers are returned during the lease term. Such leases are generally considered to be long-term leases based on the expected on-hire time and the economic protection achieved by the lease economics. Our long-term leases generally require our customers to maintain specific units on-hire for the duration of the lease term, and they provide us with predictable recurring cash flow. Long-term leases typically have initial contractual terms ranging from five to eight or more years. However, in 2021 and the first half of 2022, the exceptionally high new container price environment led to a much higher average lease duration for containers purchased and leased out during the year, reflecting the preference of Triton and our customers to spread the higher container costs over a longer period.

We also have expired long-term leases whose fixed terms have ended but for which the related units remain on-hire and for which we continue to receive rental payments pursuant to the terms of the initial contract.

Service leases allow our customers to pick-up and drop-off equipment during the term of the lease, subject to contractual limitations. Service leases provide the customer with a higher level of flexibility than long-term leases and, as a result, typically carry a higher per diem rate. The terms of our service leases can range from 12 months to five years, though because equipment can be returned during the term of a service lease and since service leases are generally renewed or modified and extended upon expiration, lease term does not dictate expected on-hire time for our equipment on service leases. As of December 31, 2022, containers on service leases have been on-hire for an average of 36 months.

Finance Leases.    Finance leases provide our customers with an alternative method to finance their equipment acquisitions. Finance leases are generally structured for specific quantities of equipment, generally require the customer to keep the equipment on-hire for its remaining useful life, and typically provide the customer with a purchase option at the end of the lease term.

The following table provides a summary of our equipment lease portfolio by lease type, based on CEU and net book value, as of December 31, 2022:

	By CEU	By Net Book Value
Lease Portfolio	December 31, 2022	December 31, 2022
Long-term leases	72.4%	72.8%
Finance leases	9.0	15.4
Subtotal	81.4	88.2
Service leases	6.7	4.2
Expired long-term leases, non-sale age (units on hire)	6.8	5.0
Expired long-term leases, sale-age (units on hire)	5.1	2.6
Total	100.0%	100.0%

As of December 31, 2022, our long-term and finance leases combined had a weighted average remaining contractual term by CEU and net book value of approximately 59 months and 76 months, respectively, assuming no leases are renewed. However, we believe that many of our customers will renew operating leases for equipment that is less than sale age at the expiration of the lease. In addition, even without lease renewal, our equipment on operating leases typically remains on-hire at the contractual per diem rate for an additional six to twelve months beyond the end of the contractual lease term due to monthly drop-off volume limitations and the logistical requirements in our leases that require our customers to return the containers and chassis to specific drop-off locations.

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

Depot Management.    As of December 31, 2022, we managed our equipment fleet through approximately 400 third-party owned and operated depot facilities located in 46 countries. Depot facilities are generally responsible for repairing our containers and chassis when they are returned by lessees and for storing the equipment while it is off-hire. We have a global operations group that is responsible for managing our depot relationships and they also regularly visit the depot facilities to conduct inventory and repair audits. We also supplement our internal operations group with the use of independent inspection agents.

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

During 2022, as supply chain disruptions eased and consumer demand declined from the levels experienced at the height of the pandemic, decreases in fleet utilization have created significant demand for depot storage capacity. To address the increased need for storage capacity, we have actively expanded available storage space where possible and worked with customers to limit redeliveries in certain locations.

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

Locations

We have an extensive global presence, offering leasing services through 21 offices and 2 independent agencies located in 15 countries. Our extensive third-party depot network allows us to offer leasing and/or sales services in approximately 300 locations globally.

Customers

Our customers are mainly international shipping lines, though we also lease containers to freight forwarding companies and manufacturers. We believe that we have strong, long-standing relationships with our largest customers, most of whom we have done business with for more than 30 years. Our twenty largest customers account for 85% of our lease billings. The shipping industry has been consolidating for a number of years, and further consolidation could increase the portion of our revenues that come from our largest customers. Our five largest customers accounted for 62% of our lease billings, and our three largest customers accounted for 20%, 17% and 11% of our lease billings, respectively, in 2022. A default by one of our major customers could have a material adverse impact on our business, financial condition and future prospects.

Marketing and Customer Service

Our global marketing team and our customer service representatives are responsible for developing and maintaining relationships with senior operations staff at our shipping line customers, supporting lease negotiations and maintaining day-to-day coordination with junior level staff at our customers. This close customer communication is critical to our ability to provide customers with a high level of service, helps us to finalize lease contracts that satisfy both our financial return requirements and our customers' operating needs, ensures that we are aware of our customers' potential equipment shortages, and provides customers knowledge of our available equipment inventories.

Credit Controls

We monitor our customers' performance and our lease exposures on an ongoing basis. Our credit management processes are aided by the long payment experience we have with most of our customers and our broad network of relationships in the shipping industry that provides current information about our customers' market reputations. Credit criteria may include, but are not limited to, customer payment history, customer financial position and performance (e.g., net worth, leverage, and profitability), trade routes, country of domicile and the type of, and location of, equipment that is to be supplied.

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

Suppliers

 We have long-standing relationships with all of our major suppliers. We purchase most of our equipment from third-party manufacturers based in China. There are four large manufacturers of dry containers and four large manufacturers of refrigerated containers. For both dry containers and refrigerated containers, we estimate that the four largest manufacturers account for more than 90% of global production volume. Our procurement and engineering staff reviews the designs for our containers and periodically audits the production facilities of our suppliers. In addition, we use our procurement and engineering group and third-party inspectors to visit factories when our containers are being produced to provide an extra layer of quality control. Nevertheless, defects in our containers sometimes occur. We work with the manufacturers to correct these defects, and our manufacturers have generally honored their warranty obligations in such cases.

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

Human Capital Management

We seek to attract, retain, and develop the best talent available in order to drive our continued success and achieve our business goals. Our workforce as of December 31, 2022 was comprised of approximately 244 employees located in 21 offices and 13 countries. We are not a party to any collective bargaining agreements. Our workforce remained relatively unchanged in 2022 compared to 2021. Voluntary workforce turnover for the year was approximately 4%.

Our approach to human capital management is underpinned by our corporate culture, which seeks to foster an inclusive and respectful work environment where employees are empowered at all levels to implement new ideas to better serve our global customer base and continuously improve our processes and operations. This culture is supported by a flat organizational structure that enables speed of decision making and execution; compensation programs that emphasize Company-wide common shared objectives; a diverse, international team that mirrors our local communities and customer base; robust training and development opportunities; and resources for employees to seek guidance and raise concerns when needed. We believe the combination of competitive compensation and benefits, career growth and development opportunities and our strong corporate culture promote long employee tenure and low voluntary turnover. As of December 31, 2022, our average employee tenure was 14 years for all employees and 24 years for leadership (defined as vice president level and above). In 2022, 51% of open positions were filled with internal candidates.

As of December 31, 2022, our global workforce was approximately 59% male and 41% female. Approximately 40% of our workforce is located outside the United States, and in the United States, approximately 30% of our workforce was comprised of racial and ethnic minorities. Triton is committed to diversity and inclusion across our Company, and we have a number of programs and initiatives in place aimed at further promoting diversity and inclusion in our organization.

In 2022, the COVID-19 pandemic continued to have an impact on our human capital management. As pandemic workplace restrictions eased, we took a phased and flexible approach to reopening our offices, in accordance with local laws and regulations. In several locations, depending on local factors and business needs, we implemented hybrid work arrangements in connection with our employees’ return to the office. While temporary lockdowns or restrictions affected some of our offices during the year, as of December 31, 2022, all of our offices had reopened. We will continue to monitor developments relating to the COVID-19 pandemic and, where necessary, implement appropriate measures to protect the health and safety of our employees.

For additional information, please see the section titled “Human Capital Management, Talent Development and Succession Planning” in our Proxy Statement.

Environmental and Other Regulation

We are subject to various business impacts associated with environmental regulations, including potential liability due to accidental discharge from our containers, potential equipment obsolescence or retrofitting expenses due to changes in environmental regulations, and increased risk of container performance problems due to container design changes driven by environmental factors. These risks are particularly significant for our refrigerated container product line, as environmental regulations have targeted the global warming potential of chemical refrigerants and the blowing agent historically used in the insulation for refrigerated containers. Refrigerated container manufacturers have also changed the treatment process for the steel frame of refrigerated containers in a way that may lead to increased corrosion. Additional information on environmental and equipment performance risks is located in the Risk Factors section.

While we maintain environmental liability insurance coverage, and the terms of our leases and other arrangements for use of our containers place the responsibility for environmental liability on the end user, we still may be subject to environmental liability in connection with our current or historical operations. In certain countries like the United States, the owner of a leased container may be liable for the costs of environmental damage from the discharge of the contents of the container even though the owner is not at fault. Our lessees are required to indemnify us from environmental claims and our standard master tank container lease agreement contains an insurance clause that requires our tank container lessees to carry pollution liability insurance.

Our operations are also subject to regulations promulgated in various countries, including the United States, seeking to protect the integrity of international commerce and prevent the use of equipment for international terrorism or other illicit activities, as well as regulations implementing equipment safety measures. As these regulations develop and change, we may incur increased compliance costs due to the acquisition of new, compliant equipment and/or the adaptation of existing equipment to meet new requirements imposed by such regulations. Violations of these rules and regulations can also result in substantial fines and penalties, including potential limitations on operations or forfeitures of assets. Additionally, we may be affected by future regulation related to supply chain management that could impact our equipment and operations.

Currency

The U.S. dollar is the operating currency for the large majority of our leases and obligations, and most of our revenues and expenses are denominated in U.S. dollars. However, we pay our non-U.S. staff in local currencies, and our direct operating expenses and disposal transactions for our older containers are often structured in foreign currencies. We record realized and unrealized foreign currency exchange gains and losses primarily due to fluctuations in exchange rates related to our Euro and Pound Sterling transactions and related assets and liabilities.

Information about our Executive Officers

Name	Age	Current Position	Position Held Since
Brian M. Sondey	55	Chairman, Chief Executive Officer	2016
Michael S. Pearl	46	Senior Vice President and Chief Financial Officer	2023
Carla Heiss	53	Senior Vice President, General Counsel and Secretary	2019
John F. O'Callaghan	62	Executive Vice President and Global Head of Marketing & Operations	2016
Kevin Valentine	58	Senior Vice President, Triton Container Sales	2016

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

Michael S. Pearl is our Senior Vice President and Chief Financial Officer and has served in this role since January 2023. Prior to this role, Mr. Pearl served as our Senior Vice President, Treasurer since February 2022. Upon the closing of the merger of TCIL and TAL in July 2016, Mr. Pearl became our Vice President, Treasurer. Prior to that time he had served as Assistant Treasurer and Head of Credit since 2014 and Assistant Treasurer and Director, Business Development between 2009 and 2014. Prior to joining the Company, Mr. Pearl worked for a number of companies in the financial sector, including National City Bank, Wachovia Bank, and S&P Global. Mr. Pearl holds an MBA from the University of Michigan and a BA degree in Economics from Colby College.

Carla Heiss is our Senior Vice President, General Counsel and Secretary and has served in this role since December 2019. Prior to joining Triton, Ms. Heiss was Deputy General Counsel and Secretary at Bunge Limited, where she worked from 2003 to 2019. Prior to that, she worked as an Associate in Capital Markets and International Finance at Shearman & Sterling, LLP from 1994 to 2003. Ms. Heiss holds a JD degree from the George Washington University Law School and earned her BA degree in Government from Cornell University.

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

Substantial supply chain bottlenecks and other logistical constraints such as the ones experienced in 2021 and 2022 could lead to increased government regulation which may negatively impact container flows and container demand, as well as lead to higher costs of conducting business globally. Any one or more of these or other factors could adversely affect our current or future international operations and business.

Container leasing demand can be negatively affected by decreases in global trade due to global and regional economic downturns and other adverse macroeconomic conditions.

Overall demand for containers depends largely on the rate of world trade and economic growth. Adverse macroeconomic conditions, including significant downturns in global economic growth, recessionary conditions in major geographic regions, inflation and attempts to control inflation, changes to fiscal and monetary policy, and higher interest rates, can negatively affect container demand and lessors' decisions to lease containers. During economic downturns and periods of reduced trade, shipping lines tend to use and lease fewer containers, or lease containers only at reduced rates, and tend to rely more on their own fleets to satisfy a greater percentage of their requirements. As a result, during periods of weak global economic activity or reduced trade, container lessors typically experience decreased leasing demand, decreased equipment utilization, lower average rental rates, decreased leasing revenue, decreased used container resale prices and significantly decreased profitability.

Container leasing demand was weak in the second half of 2022 and remains weak at the start of 2023. Global trade volumes have decreased over the last several quarters as consumers have shifted spending back to services following a pandemic-related surge in goods consumption in 2020 and 2021. In addition, high energy prices and increased interest rates have decreased consumers’ disposable income. Expectations for reduced economic growth have further impacted consumer and business spending. Our equipment investment level, utilization and used container sale prices have been decreasing in response to weak container demand, leading to decreases in our leasing revenue, used container disposal gains and container trading margins. The impacts of global and regional economic downturns and other adverse macroeconomic conditions could have a material adverse effect on our business, profitability and cash flows.

Increased tariffs or other trade actions could adversely affect our business, financial condition and results of operations.

The international nature of our business and the container shipping industry exposes us to risks relating to the imposition of import and export duties, quotas and tariffs. These risks have increased over the last several years as the United States and other countries have adopted protectionist trade policies and as companies look to on-shoring or near-shoring their production to address material and parts shortages and/or increased costs due to these actions. Trade growth and demand for leased containers decreased from 2018 to 2019 due to a trade dispute between the United States and China that led to both countries imposing tariffs on imported goods from the other. While the United States and China agreed in January 2020 to limit further actions, significant uncertainty remains about the future relationship between the United States and China as tariffs and other trade barriers remain historically high, other key areas of economic and foreign policy difference remain unresolved and tensions remain elevated. Given the importance of the United States and China in the global economy, continued or increased tensions between these countries could significantly reduce the volume of goods traded internationally and reduce the rate of global economic growth. Increased trade barriers and the risk of further disruptions is also motivating some manufacturers and retailers to reduce their reliance on overseas production and could reduce the long-term growth rate for international trade, leading to decreased demand for leased containers, lower new container prices, decreased market leasing rates and lower used container disposal prices. These impacts could have a material adverse effect on our business, profitability and cash flows.

Our business, results of operations and financial condition could be materially adversely affected by a resurgence of the COVID-19 pandemic or future global pandemics.

The COVID-19 pandemic resulted in significant impacts to businesses and supply chains globally. The initial outbreak of COVID-19 and the resulting imposition of work, social and travel restrictions, as well as other actions by government authorities to contain the outbreak, led to a significant decrease in global economic activity and global trade in the first half of 2020. During this time, we faced reduced container demand, decreasing utilization, market leasing rates and used container sale prices, and decreasing profitability. We also had increased concerns about customer credit risk. Additionally, we faced business continuity risks, including potential employee health and safety impacts and disruptions associated with the rapid implementation of remote working arrangements. While COVID-19 restrictions have since eased globally, a resurgence of the COVID-19 pandemic in the United States and/or abroad or a future pandemic, depending on its duration and severity, could materially adversely impact the global economy and our industry, operations and financial condition and performance.

Our business and results of operations are subject to risks resulting from the political and economic policies of China.

A substantial portion of our containers are leased out from locations in China and we have several customers that are domiciled in China. The main manufacturers of containers are also located in China. The political and economic policies of China and the level of economic activity in China may have a significant impact on our business and financial performance.

Changes in laws and policies in China such as restrictions on private enterprise or foreign investment, the introduction of measures to control inflation, changes in the rate or method of taxation, and the imposition of additional restrictions on currency conversion or remittances abroad could significantly impact business investment and exports in China. Additionally, government policies that reduce the emphasis on manufacturing and increase priorities for domestic consumption and services may alter trade patterns and reduce demand for containers in China. Chinese government environmental laws and regulations may increase the cost of manufacturing in China, leading to reduced exports and decreased container demand. Additionally, the re-imposition of policies aimed at controlling the COVID-19 pandemic or future disease outbreaks may reduce manufacturing activity and exports and lead to further logistical disruptions in global shipping. Changes in China’s laws and regulations could also impact the cost and availability of new containers from the container manufacturers in China. These factors could have a significant negative effect on our customers, the cost and availability of new containers and have a material adverse effect on our business and results of operations.

In addition, a geo-political conflict involving China could significantly reduce global economic activity and trade and have a material adverse effect on our business given the large share of global exports and container lease-outs represented by China.

The war in Ukraine may negatively impact international trade and our business.

The ongoing war between Russia and Ukraine has resulted in economic and trade disruptions, as well as a significant humanitarian crisis. The conflict has led to significant stress on the global economy, as well as economic sanctions and trade controls being placed on Russia, Belarus and related individuals and entities, limitations on Russian and Belorussian banks' and entities' ability to access international payment systems, port restrictions on Russian ships and decisions to suspend service to Russia and alter certain routes by several major ocean carriers. We do not have any employees or Company facilities in Russia,

Belarus or Ukraine, and our direct exposure to customers whose businesses are focused on trading with Russia is not material, representing less than one-half of one percent (0.5%) of total net book value of leased containers as of December 31, 2022. However, given the nature of our business and global operations, political, economic and other conditions in major regions, including geopolitical conflicts such as the current war in Ukraine, may adversely affect us. The extent and duration of the ongoing military conflict in Ukraine, resulting sanctions, embargoes, regional instability, shipping bans, increased cybersecurity risks, escalation of hostilities and the effects of the conflict on the global economy, including increased on-shoring and near-shoring, reduced global trade, heightened inflation and any other related economic or market disruptions, are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military conflict. These factors may negatively impact our business and results of operations.

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

We, like other suppliers of leased containers, are dependent upon decisions by shipping lines to lease rather than buy their container equipment. Should shipping lines decide to buy a larger percentage of the containers they operate, our utilization rate would decrease, resulting in decreased leasing revenues, increased storage costs and increased repositioning costs. A significant decrease in the portion of leased containers operated by shipping lines would also reduce our investment opportunities and significantly constrain our growth. Most of the factors affecting the lease versus buy decisions of our customers are outside of our control.

For example, most shipping lines were exceptionally profitable during 2021 and 2022, leading to a large decrease in leverage ratios across the industry and in some cases, a build-up of substantial cash balances. The increased financial strength of our customers may lead to higher investment levels in their own container fleets and a decrease in their use of leasing.

Market leasing rates may decrease due to a decrease in new container prices, weak leasing demand, increased competition or other factors.

Market leasing rates have historically varied widely and changed suddenly. Market leasing rates are typically a function of, among other things, new equipment prices (which are heavily influenced by steel prices), interest rates, the type and length of the lease, the equipment supply and demand balance at a particular time and location, and other factors described in this “Risk Factors” section. Market leasing rates decreased steadily throughout 2022 in response to decreasing container demand and decreasing new container prices.

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

Historically, the container shipping industry has been characterized by recurring periods of excess vessel capacity and weak financial performance. While our customers experienced significantly improved profitability since 2020, declining shipping demand and freight rates that began in the second half of 2022 may pressure their future financial performance. A number of our customers generated significant financial losses in the years prior to 2020 and may do so again. In addition, the potential impact of a customer default has increased due to the large volume of high-priced containers purchased and leased out in 2021. If a customer defaults in the future and new equipment prices and market lease rates have returned to historical long-term averages, the impact of such a default would likely be greater than our historical experience. Also, following the bankruptcy of Hanjin Shipping Co. Ltd. in 2016, it has become more difficult and expensive to obtain credit insurance in our industry and we have chosen not to purchase credit insurance policies. As a result, a major customer default could have a significant adverse impact on our business, financial condition and cash flows.

Our customer base is highly concentrated. A default by or significant reduction in leasing business from any of our large customers could have a material adverse impact on our business and financial performance.

Our five largest customers represented approximately 62% of our lease billings in 2022. Our single largest customer, CMA CGM S.A., represented approximately 20% of lease billings in 2022, our second largest customer Mediterranean Shipping Company S.A., represented approximately 17% of lease billings in 2022, and our third largest customer, Ocean Network Express, represented approximately 11% of lease billings in 2022. Furthermore, the shipping industry has been consolidating for a number of years, and further consolidation could increase the portion of our revenues that come from our largest customers. Given the high concentration of our customer base, a default by or a significant reduction in future lease transactions with any of our major customers could materially reduce our leasing revenues, profitability, liquidity and growth prospects.

We purchase containers from a small number of container manufacturers primarily based in China, potentially limiting our ability to maintain an adequate supply of containers and increasing our risk of negative outcomes from any manufacturing disputes.

The vast majority of intermodal containers are currently manufactured in China, and we currently purchase substantially all of our dry, refrigerated, special, and tank containers from third-party manufacturers based there. In addition, the container manufacturing industry in China is highly concentrated. In the event that it were to become more difficult or more expensive for us to procure containers in China because of further consolidation among container suppliers, reduced production by our suppliers, increased tariffs imposed by the United States or other governments, COVID-19 lockdowns and other restrictions, regional instability, or for any other reason, we may be unable to fully pass these increased costs through to our customers in the form of higher lease rates and we may not be able to adequately invest in and grow our container fleet.

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
•Changes to the refrigerant gasses used by refrigerated containers; and
•Changes to insulation foaming processes for the walls of refrigerated containers.

These changes have not yet proven their durability over the typical 12 to 15 year life of a container in a marine environment. In addition, due to increased container demand in 2021 and in the first half of 2022, manufacturers significantly accelerated their rate of production in order to keep pace with demand. The impact of these and future changes in manufacturing processes or materials on the quality and durability of our equipment is uncertain and may result in increased costs to maintain or a significant reduction in the useful life of the equipment.

We may be exposed to increased repair and maintenance costs associated with our lessees’ failure to pay repair charges.

Under our lease agreements, lessees are responsible for many obligations, including maintaining the equipment while on-hire and for payment for damage to equipment beyond normal wear at the end of the lease term. Improper use or handling of our equipment, failure to perform required maintenance during the lease term or other damage caused to our equipment while on lease could result in substantial damage to our equipment and the assessment of significant repair charges to our lessees at the end of the lease term. Disputes with lessees over their responsibility for repair costs could require us to incur significant unplanned maintenance and repair expenses upon the termination of the applicable lease to restore the equipment to an acceptable condition prior to re-leasing or sale. A significant failure by our lessees to meet their obligations to maintain our equipment or pay for damage could have a material adverse effect on our business, results of operations and cash flows.

Used container sales prices are volatile and sale prices can fall below our accounting residual values, leading to losses on the disposal of our equipment and a large decrease in our cash flows.

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

Used container selling prices and the gains or losses that we have recognized from selling used containers have varied widely. In 2015 and 2016, used container prices dropped to levels below our estimated residual values, resulting in significant losses on sale of leasing equipment. Used container sale prices rebounded in 2017 and 2018, decreased in 2019, again increased significantly beginning in the second half of 2020 and continuing throughout 2021. Used container sale prices decreased steadily in 2022 and have continued to decrease in 2023. A significant further reduction could have a material adverse effect on our results of operations and cash flows.

Equipment trading results have been highly volatile and are subject to many factors outside of our control.

The profitability of our equipment trading activities has varied widely. Our ability to sustain a high level of equipment trading profitability will require securing large volumes of additional trading equipment and continuing to achieve high selling margins. Several factors could limit our trading volumes. Shipping lines that have sold containers to us could develop other means for disposing of their equipment or develop their own sales networks. In addition, we may limit our purchases if we have concerns that used container selling prices might decrease. Our equipment trading results would also be negatively impacted by a reduction in our selling margins by increased competition for purchasing trading containers or by decreased sales prices. If sales prices rapidly deteriorate and we hold a large inventory of equipment that was purchased when prices for equipment were higher, we may incur significant trading losses.

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

It may become more difficult and expensive for us to store and repair our off-hire containers.

We are dependent on third-party depot operators to repair and store our equipment in port areas throughout the world. At times, particularly during times of decreasing fleet utilization, we may experience limited depot capacity and a refusal by certain depots to accept additional containers due to space constraints.

We are currently experiencing storage capacity shortages in a number important locations, including certain locations in China, North Europe and the West Coast of the United States. Due to these capacity shortages, we are facing increased storage rates and increased transit costs. We have also been forced to close several port locations for further container returns, which reduces the quality of our customer service.

Additionally, in certain locations, the land occupied by depots is increasingly being considered as prime real estate due to its coastal location. As a result, existing depot locations may be redeveloped for other uses or become subject to increasing restrictions on operations by local communities and may be forced to relocate to sites further from the port areas. These factors have and may continue to impact available depot capacity, increase the cost of depot storage and repairs and increase the operational complexity of managing our business.

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

Catastrophic natural events such as hurricanes, earthquakes, or fires, or other events, such as chemical explosions or other industrial accidents could lead to extensive damage to our equipment, significant disruptions to trade and reduced demand for containers. In addition, climate change could worsen some of these risks and lead to economic instability and extensive disruptions to world trade. These events could also impact the profitability of our customers and lead to higher credit risk, as well as significant increases in our own insurance costs. The incidence, severity and consequences of any of these events are unpredictable.

Military conflicts, such as the ongoing war between Russia and Ukraine, or other serious international disputes could also significantly impact our business. International conflicts often lead to economic sanctions and decreased trade activity and military conflicts often involve the blockade of ports. A serious conflict involving major global trading partners could have a material impact on global trade, the demand for containers, our profitability and our customers’ ability to honor their lease obligations.

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

We use substantial amounts of debt to fund our operations, particularly our purchase of equipment. As of December 31, 2022, we had outstanding indebtedness of approximately $8,074.8 million under our debt facilities. Total interest and debt expense for the year ended December 31, 2022 was $226.1 million.

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

We may not be able to refinance our indebtedness on commercially reasonable terms or at all.

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

The interest rates on our debt financings have several components, including credit spreads and underlying benchmark rates. Given our substantial indebtedness, an increase in our interest rates for any reason can have a substantial negative effect on our profitability and cash flow.

Our lease rental stream is generally fixed over the life of our leases. We employ various hedging strategies to attempt to match the duration of our leases and fixed interest rates. Our hedging strategies rely considerably on assumptions and projections regarding our assets and lease portfolio as well as general market factors. If any of these assumptions or projections prove to be incorrect or our hedges do not adequately mitigate the impact of changes in interest rates, we may experience volatility in our earnings that could adversely affect our profitability and financial condition. In addition, we may not be able to find market participants that are willing to act as our hedging counterparties on acceptable terms or at all, which could have an adverse effect on the success of our hedging strategies.

Our strategy of attempting to match the duration of our leases and interest rates typically means that the average duration of our fixed interest rates is shorter than the average remaining duration of our container fleet. As a result, our profitability will decrease if our interest rates increase in the future and we are unable to pass along the cost of this increase in lease extension or re-lease transactions.

The phase out of the LIBOR benchmark interest rate may have an adverse impact on us.

During 2022, we amended our credit facilities to transition their pricing from LIBOR to Term Secured Overnight Finance Rate ("Term SOFR"). However, as of December 31, 2022, $1,127.8 million notional value of our interest rate swap agreements remain priced under rates that are indexed to LIBOR, which will be discontinued after June 30, 2023. Term SOFR has emerged as one of the preferred alternative rates to LIBOR in the United States for loan facilities. However, daily SOFR (“Daily SOFR”) has emerged as the preferred alternative for derivative agreements. To the extent we have not transitioned our LIBOR-based interest rate swap agreements from LIBOR by the time LIBOR is discontinued, these agreements have fallback provisions that would govern their transition to another benchmark. Given the notional value of our interest rates swap agreements that remain indexed to LIBOR and our significant annual interest expense, the impact of the discontinuance of LIBOR and transition to Daily SOFR or another benchmark may increase our financing costs. Additionally, due to the fact that the interest rates under our credit facilities are based on Term SOFR while the pricing of a significant portion of our interest rate swap agreements are and may continue to be governed by a different benchmark, our interest rate hedging strategies may not work as planned or be as successful as they would have been if they used the same benchmark. Furthermore, the time, effort and cost of transitioning our swap agreements to a new benchmark, including with respect to implementing changes to our systems and processes, remains uncertain.

Risks Related to Information Technology and Data Security

We rely on our information technology systems to conduct our business. If these systems fail to adequately perform their functions, or if we experience an interruption in our operations, our business and financial results could be adversely affected.

The efficient operation of our business is highly dependent on our information technology systems, including our transaction tracking and billing systems and our customer interface systems. These systems allow our customers to view current inventory and check contractual terms in effect for their container lease agreements. These systems also process and track transactions, such as container pick-ups, drop-offs and repairs, and bill customers for the use of and damage to our equipment. If our information technology systems are damaged or an interruption is caused by a computer systems failure, viruses, security breach, cyber or ransom attack, fire, natural disasters or power loss, we may not be able to process transactions or accurately bill our customers for the containers they have on lease. The disruption to our normal business operations and impact on our costs, competitiveness and financial results could be significant. In 2022, we have moved various information technology systems and data to cloud-based storage providers and software vendors. We face additional risks from relying on third parties to store, process and manage our data and software. A significant interruption of these third-party systems could harm our business, results of operations and financial condition.

In addition, we rely on our financial systems and the integration of our financial and operating systems to provide timely and accurate financial reports on our business. A system failure leading to inaccurate or delayed financial reporting could have serious adverse consequences including the ability to manage our business, comply with our credit agreements, file our financial statements or meet our other obligations as a public company. We implemented a new financial system in January 2023. Any significant problems with this implementation could disrupt our business and adversely affect our results of operations.

Security breaches and other disruptions could compromise our information technology systems and expose us to liability, which could cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store confidential and sensitive data on our systems and networks, including our proprietary business information and that of our customers and suppliers, and personally identifiable information of our customers and employees. The secure storage, processing, maintenance and transmission of this information is critical to our operations. Despite the security measures we employ, our information technology systems and networks may be vulnerable to cyber attacks or breaches due to employee error, malfeasance or other disruptions. Any such breach could compromise these systems and networks and the information stored therein could be accessed, modified, publicly disclosed and/or lost or stolen. Any such incident could result in substantial remediation costs, legal claims or proceedings, liability under laws that protect the privacy of personal information, disruption to our operations, damage to our reputation and/or loss of competitive position.

Risks Related to Legal, Tax, and Other Regulatory and Compliance Matters

We may incur increased costs or be required to comply with increased restrictions due to the implementation of government regulations.

Trade and transportation activity is regulated in most major economies. International container leasing companies have historically not been heavily impacted by regulations since containers have typically been viewed as international assets. However, many governments, including the United States, have enacted and/or are considering increased regulation of the ocean shipping sector in response to supply chain disruptions and increased transportation costs caused by the COVID-19 pandemic. We could incur increased costs and face operational complexity as a result of future regulations.

We also may become subject to regulations seeking to protect the integrity of international commerce and prevent the use of containers for international terrorism or other illicit activities or to set increased safety standards. For example, the Container Safety Initiative, the Customs-Trade Partnership Against Terrorism and Operation Safe Commerce are among the programs administered by the U.S. Department of Homeland Security that are designed to enhance security for containerized cargo entering and leaving the United States. Moreover, the International Convention for Safe Containers (“CSC”) applies to containers and seeks to maintain a high level of safety of human life in the transport and handling of containers by providing uniform international safety regulations. As these regulations develop and change, we may incur increased costs for the acquisition of new, compliant equipment and/or the adaptation of existing equipment to meet any new requirements imposed by such regulations. Additionally, future development of products designed to enhance the security of containers transported in international commerce may result in increased costs associated with the adoption of these products, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Changes in laws and regulations, or actions by authorities under existing laws or regulations, to address greenhouse gas emissions and climate change could negatively impact our and our customers’ business. For example, restrictions on emissions could significantly increase costs for our customers whose operations require significant amounts of energy. Customers’ increased costs could reduce their demand to lease our assets. Additionally, many countries, including the United States, restrict, prohibit or otherwise regulate the use of chemical refrigerants due to their ozone depleting and global warming effects. Our refrigerated containers currently use various refrigerants. Manufacturers of cooling machines for refrigerated containers have begun selling units that utilize alternative and natural refrigerants, that may have less global warming potential than current refrigerants. If future regulations prohibit the use or servicing of containers using current refrigerants, we could be forced to incur large retrofitting expenses. In addition, refrigerated containers that are not retrofitted may become difficult to lease, command lower rental rates and disposal prices, or may have to be scrapped.

Also, historically, the foam insulation in the walls of refrigerated intermodal containers required the use of a blowing agent that contained CFCs. The manufacturers producing our refrigerated containers have eliminated the use of this blowing agent in the manufacturing process, but the majority of our refrigerated containers manufactured prior to 2014 contain these CFCs. The EU prohibits the import and the placing on the market in the EU of intermodal containers with insulation made with such process. However, we believe international conventions governing free movement of intermodal containers allow the use of such intermodal refrigerated containers in the EU if they have been admitted into EU countries on temporary customs admission. We have procedures in place that we believe comply with the relevant EU and country regulations. If such intermodal refrigerated containers exceed their temporary customs admission period and/or their customs admission status changes and such intermodal refrigerated containers are deemed placed on the market in the EU, or if our procedures are deemed not to comply with EU or a country’s regulation, we could be subject to fines and penalties. Also, if future international regulations change, we could be forced to incur large retrofitting expenses and those containers that are not retrofitted may become more difficult to lease and command lower rental rates and disposal prices. As laws and regulations addressing climate change and other environmental impacts are enacted, developed and changed, we and our customers may be required to incur substantial compliance costs to meet new requirements imposed by the regulations. Potential consequences of changes in these laws and regulations could have a material adverse effect on our financial condition and results of operations and cash flows.

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

Certain of these subsidiaries historically did not pay any meaningful U.S. income taxes primarily due to the benefit they received from accelerated tax depreciation of their container investments. However, the long duration of recent leases has limited the accelerated tax depreciation benefits of container investments, and as a result, we have limited the container investments made by the U.S. subsidiaries. Additionally, beginning in 2022, our U.S. subsidiaries' net interest expense deduction has become limited to 30% of its current year taxable income before net interest expense.

This reduced investment in containers by the U.S. subsidiaries, coupled with interest expense deduction limitations, has resulted in an increase in cash tax payments in the current year. Any future change in rules governing the tax depreciation for these U.S. subsidiaries' containers could further reduce or eliminate this tax benefit and further increase the U.S. subsidiaries' cash tax payments.

Future foreign tax rule changes may have a material adverse effect on our results of operations.

We are a Bermuda company, and based on current laws we believe that the income derived from our operations will not be subject to tax in Bermuda, which currently has no corporate income tax. We further believe that a significant portion of the income derived from our operations will not be subject to tax in many other countries in which our customers or containers are located. However, this belief is also based on our understanding of the current tax laws of the countries in which our customers use containers. The tax positions we take in various jurisdictions are subject to review and possible challenge by taxing authorities and to possible changes in law or rates that may have retroactive effect.

The Organization for Economic Co-operation and Development (“OECD”) has coordinated a global effort to reform certain aspects of the international tax system. This effort included the December 2021 release of model rules for a 15% global minimum tax regime. While few jurisdictions have enacted legislation to implement the global minimum tax, a number of jurisdictions have signaled their intention to implement the model rules, or a portion thereof, in the near term, including the unanimous adoption of a global minimum tax directive by the EU in December 2022. If these model rules are partially or fully implemented in jurisdictions where Triton operates, we expect increases to our annual global income tax expense and our annual global income tax payments.

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

Risks Related to Owning Our Common or Preferred Shares

The price of our common and preferred shares has been highly volatile and may decrease regardless of our operating performance.

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

The trading market for our common shares relies in part on research and reports that industry or financial analysts publish about us, our business or our industry. We have no influence or control over the decisions or opinions of these analysts. In addition, regulatory changes such as Markets in Financial Instruments Directive (MiFID II), have led to a reduction in the number of sell side research analysts covering companies of our size and our industry. If more of these analysts cease coverage of us, we could lose visibility in the market, which in turn could cause our share price to decline. Furthermore, if one or more analysts covering our Company downgrades our shares, the price of our shares could decline.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.  PROPERTIES

Office Locations.    As of December 31, 2022, our employees are located in 21 offices in 13 countries.

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

On February 3, 2023, there were 83 holders of record of our common shares and 66,991 beneficial holders, based on information obtained from our transfer agent.

The following table provides certain information with respect to our purchases of the Company's common shares during the fourth quarter for the year ended December 31, 2022.

	Issuer Purchases of Common Shares(1)
Period	Total number of shares purchased(2)	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)
October 1, 2022 through October 31, 2022	851,603	$56.64	$200,000
November 1, 2022 through November 30, 2022	1,073,729	$64.69	$130,518
December 1, 2022 through December 31, 2022	850,000	$67.87	$355,634
Total	2,775,332	$63.19	$355,634
(1)    On December 7, 2022, the Company's Board of Directors increased the share repurchase authorization to $400.0 million. The revised authorization may be used by the Company to repurchase common or preferred shares.
(2)    This column represents the total number of shares purchased and the total number of shares purchased as part of publicly announced plans.

Performance Graph

The graph below compares our cumulative shareholder returns with the S&P 500 Stock Index and the Russell 3000 Industrial Transportation Sector for the period from December 31, 2017 through December 31, 2022. The graph assumes that the value of the investment in our common shares, the S&P 500 Stock Index and the Russell 3000 Industrial Transportation Sector was $100 on December 31, 2017 and that all dividends were reinvested.

Comparison of Cumulative Total Return
December 31, 2017 through December 31, 2022

300
280
260
240
220
200
180
160
140
120
100
80
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Triton International Limited
S&P 500 Index
Russell 3000 Industrial Transportation Sector

	INDEXED RETURNS FOR THE YEARS ENDED DECEMBER 31,
Company / Index	2017	2018	2019	2020	2021	2022
Triton International Limited	$100.00	$87.95	$121.20	$156.22	$202.29	$240.89
S&P 500 Index	$100.00	$95.61	$125.70	$148.81	$191.48	$156.77
Russell 3000 Industrial Transportation Sector	$100.00	$90.12	$113.91	$113.62	$144.29	$123.04

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report on Form 10-K. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties discussed under "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" in this Annual Report on Form 10-K, and in subsequent Quarterly Reports on Form 10-Q to be filed by us, as well as in the other documents we file with the SEC from time to time. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Operations

Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of December 31, 2022, our total fleet consisted of 4.2 million containers and chassis, representing 7.2 million TEU or 7.9 million CEU. Our primary customers include the world's largest container shipping lines. For the year ended December 31, 2022, our twenty largest customers accounted for 85% of our lease billings, our five largest customers accounted for 62% of our lease billings, and our three largest customers accounted for 20%, 17%, and 11%, respectively, of our lease billings.

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

The following tables summarize our equipment fleet as of December 31, 2022, 2021 and 2020, indicated in units, TEU and CEU. CEU and TEU are standard industry measures of fleet size and are used to measure the quantity of containers that make up our revenue earning assets:

	Equipment Fleet in Units			Equipment Fleet in TEU
	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2022	December 31, 2021	December 31, 2020
Dry	3,784,386	3,843,719	3,295,908	6,458,705	6,531,816	5,466,421
Refrigerated	227,628	235,338	227,519	442,489	457,172	439,956
Special	92,379	92,411	93,885	169,290	169,004	170,792
Tank	12,000	11,692	11,312	12,000	11,692	11,312
Chassis	27,937	24,139	24,781	52,744	44,554	45,188
Equipment leasing fleet	4,144,330	4,207,299	3,653,405	7,135,228	7,214,238	6,133,669
Equipment trading fleet	48,328	53,204	64,243	79,102	83,692	98,991
Total	4,192,658	4,260,503	3,717,648	7,214,330	7,297,930	6,232,660

	Equipment Fleet in CEU(1)
	December 31, 2022	December 31, 2021	December 31, 2020
Operating leases	7,147,332	7,291,769	6,649,350
Finance leases	662,822	623,136	295,784
Equipment trading fleet	75,697	81,136	98,420
Total	7,885,851	7,996,041	7,043,554
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

The following table summarizes the percentage of our equipment fleet in terms of units and CEU as of December 31, 2022:

Equipment Type	Percentage of total fleet in units	Percentage of total fleet in CEU
Dry	90.2%	71.5%
Refrigerated	5.4	21.4
Special	2.2	3.0
Tank	0.3	1.2
Chassis	0.7	1.9
Equipment leasing fleet	98.8	99.0
Equipment trading fleet	1.2	1.0
Total	100.0%	100.0%

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

We categorize our operating leases as either long-term leases or service leases. Some leases have contractual terms that have features reflective of both long-term and service leases. We classify such leases as either long-term or service leases, depending upon which features we believe are predominant. For example, some leases that provide redelivery flexibility during the lease term are classified as long-term leases in cases where lessees have made large upfront payments to reduce their lease payment during the lease term or in cases where lessees will incur significant redelivery fees if containers are returned during the lease term. Such leases are generally considered to be long-term leases based on the expected on-hire time and the economic protection achieved by the lease economics.

We also have expired long-term leases whose fixed terms have ended but for which the related units remain on-hire and for which we continue to receive rental payments pursuant to the terms of the initial contract.

The following tables summarize our lease portfolio by lease type, based on CEU on-hire and net book value as of December 31, 2022, 2021 and 2020:

Lease Portfolio by CEU	December 31, 2022	December 31, 2021	December 31, 2020
Long-term leases	72.4%	72.4%	73.8%
Finance leases	9.0	8.0	4.4
Subtotal	81.4	80.4	78.2
Service leases	6.7	5.0	7.2
Expired long-term leases, non-sale age (units on hire)	6.8	8.4	9.8
Expired long-term leases, sale-age (units on hire)	5.1	6.2	4.8
Total	100.0%	100.0%	100.0%
Weighted average remaining contractual term in months for long-term and finance leases	59	61	49

Lease Portfolio by Net Book Value	December 31, 2022	December 31, 2021	December 31, 2020
Long-term leases	72.8%	73.6%	79.2%
Finance leases	15.4	13.8	3.3
Subtotal	88.2	87.4	82.5
Service leases	4.2	3.5	5.9
Expired long-term leases, non-sale age (units on hire)	5.0	6.2	9.0
Expired long-term leases, sale-age (units on hire)	2.6	2.9	2.6
Total	100.0%	100.0%	100.0%
Weighted average remaining contractual term in months for long-term and finance leases	76	78	54

Operating Performance

Our financial performance throughout 2022 was strong. Utilization remained high and we generated significant disposal gains. We also continued to benefit from the durable enhancements made to our lease portfolio as a result of the aggressive investing and refinancing activity in 2021. Our earnings per share also benefited from a 13.8% reduction of our shares outstanding during the year.

While our financial performance remained strong in 2022, market conditions and new lease transaction activity slowed. Global trade volumes surged in late 2020 and 2021 due to high goods consumption and a strong rebound in economic activity, but trade volumes weakened in 2022 as consumers shifted spending from goods back to services, and due to global economic challenges including higher interest rates, geopolitical crises, elevated energy costs and slowing global economic growth. As a result, container demand softened in 2022, leading to decreased pick-up volumes, reduced new container investments, increased drop-off volumes, and decreasing utilization. However, our utilization decreased gradually, and finished the year at 98.1%, reflecting the large portion of our containers on long-term leases. Used container sale prices decreased toward historical levels in 2022 after being elevated for much of the last two years, reflecting an increased supply of used containers for sale and lower new container prices.

Fleet size.    As of December 31, 2022, the net book value of our revenue earning assets was $11.3 billion, a decrease of 4.2% compared to December 31, 2021. Our investment in new equipment was limited in 2022 as market conditions weakened and as our customers focused on rationalizing their fleets following the large number of containers added during 2021. During 2022, we purchased $558.0 million of new containers.

Utilization.    Our average utilization was 99.1% during 2022, a decrease of 0.3% compared to 2021, reflecting increased drop-off volumes and decreased pick-up volumes as trade activity slowed. Our ending utilization was 98.1% as of December 31, 2022 and currently stands at 97.6%.

The following tables summarize our equipment fleet utilization for the periods indicated below. Utilization is computed by dividing our total units on lease (in CEU) by the total units in our fleet (in CEU) excluding new units not yet leased and off-hire units designated for sale:

	Year Ended December 31,	Quarter Ended
Average Utilization		December 31,	September 30,	June 30,	March 31,
2022	99.1%	98.4%	99.1%	99.4%	99.6%
2021	99.4%	99.6%	99.6%	99.4%	99.1%
2020	96.2%	98.1%	96.1%	95.0%	95.4%

	Quarter Ended
Ending Utilization	December 31,	September 30,	June 30,	March 31,
2022	98.1%	98.8%	99.3%	99.5%
2021	99.6%	99.6%	99.5%	99.3%
2020	98.9%	97.4%	94.8%	95.3%

Average lease rates.    Average lease rates for our dry container product line increased by 4.9% in 2022 compared to 2021. The increase in our average dry container lease rates was primarily driven by the addition of new containers in 2021 with lease rates well above the average rates in our lease portfolio. New container prices and market lease rates were very high throughout 2021 due to the surge in container demand and limited availability of containers. New container prices and market leasing rates returned to historically normal levels during 2022 as market conditions moderated.

Average lease rates for our refrigerated container product line decreased by 2.4% in 2022 compared to 2021. In the first quarter of 2022, we completed a large lease extension transaction for refrigerated containers that lowered the lease rates. We have also been experiencing larger differences in lease rates for older refrigerated containers compared to rates on new equipment, and we expect our average lease rates for refrigerated containers will continue to gradually trend down.

The average lease rates for special containers decreased by 0.1% in 2022 compared to 2021.

Interest and Debt Expense.    Our interest expense increased slightly in 2022, reflecting an increase in our average debt balance largely offset by a decrease in our average effective interest rate.

Our ending debt balance decreased 5.7% from 2021 to 2022, in line with the reduction in our revenue earning assets. However, our average debt balance increased 11.7% in 2022 from the average in 2021 due to the significant growth in our debt balance last year. Our debt balance increased 33.7% during 2021 as we increased borrowings to support the significant growth in our revenue earning assets.

Our average effective interest rate decreased in 2022 from our average effective rate in 2021 due to our extensive refinancing activity in 2021. In 2021, we took advantage of the low interest rate environment and the upgrade of our corporate credit ratings to investment grade to refinance a large share of our debt facilities. Our effective interest rate had gradually increased throughout 2022 due to increased market interest rates, but approximately 88% of our debt portfolio was comprised of either fixed-rate debt or hedged floating-rate debt as of December 31, 2022, and we still benefit considerably from lower interest rates locked in during 2021.

Equipment disposals. Disposal gains were exceptional in 2022, reflecting strong results for used container sales and $11.6 million in gains associated with lease buyout transactions. While used container sale prices decreased from record levels in 2021, they remained historically high. In addition, disposal volumes increased in 2022 as container drop-off activity increased and demand remained high. We expect used container sale prices and our disposal gains will decrease in 2023 as used container sale prices continue to trend down towards historical levels.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, borrowings under our credit facilities and proceeds from other financing activities. Our principal uses of cash include capital expenditures, debt service, dividends, and share repurchases.

For the year ended December 31, 2022, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment, was $2,181.6 million. In addition, as of December 31, 2022 we had $83.2 million of unrestricted cash and cash equivalents and $1,860.0 million of borrowing capacity remaining under our existing credit facilities.

As of December 31, 2022, our cash commitments in the next twelve months include $1,006.6 million of scheduled principal payments on our existing debt facilities, and $40.9 million of committed but unpaid capital expenditures, primarily for the purchase of equipment.

We believe that cash provided by operating activities, existing cash, proceeds from the sale of our leasing equipment, and availability under our credit facilities will be sufficient to meet our obligations over the next twelve months and beyond.

Capital Activity

During the year ended December 31, 2022, the Company paid dividends on preferred shares of $52.1 million and paid dividends on common shares of $162.2 million.

During the year ended December 31, 2022, the Company repurchased a total of 9.1 million common shares at an average price per share of $61.22 for a total cost of $555.2 million under its share repurchase program.

For additional information on the share repurchase program and dividends, please refer to Note 10 - "Other Equity Matters" in Part IV, Item 15 of this Annual Report on Form 10-K.

Debt Activity

During the fourth quarter of 2022, the Company amended its revolving credit facility to extend the maturity date to October 26, 2027, and change the reference rate from LIBOR to term SOFR. Additionally, the Company concurrently amended its term loan facility to change the reference rate from LIBOR to term SOFR. There was no change to the margin over the reference rate as a result of these amendments.

During the third quarter of 2022, the Company prepaid the $186.1 million outstanding balance on an ABS term note and as a result, wrote off $0.2 million of debt related costs.

During the second quarter of 2022, the Company amended its existing ABS warehouse facility with $1,125.0 million borrowing capacity to extend the revolving period to April 27, 2025 and change the interest rate to term SOFR plus 1.60%. After the revolving period, borrowings will convert to term notes with a maturity date of April 27, 2029, paying interest at SOFR plus 2.60%. As part of this transaction, the Company wrote off $0.3 million of debt related costs. Additionally, the Company prepaid the $391.3 million outstanding balance on an ABS term note and as a result, wrote off $1.3 million of debt related costs.

During the first quarter of 2022, the Company completed a $600.0 million 3.25% senior notes offering with a maturity date of March 15, 2032. In addition, the Company exercised an early buyout option and paid $14.9 million of its remaining finance lease obligation.

We may, from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases or exchanges, if any, may be funded from operating cash flows or other sources, will be on such terms and at prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Credit Ratings

Our investment-grade corporate and long-term debt credit ratings enable us to lower our cost of funds and broaden our access to attractively priced capital. While a ratings downgrade, on its own, would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of our financings. The Company's long-term debt and corporate ratings of BBB- from both S&P Global Ratings and Fitch Ratings remained unchanged during the year.

Debt Agreements

As of December 31, 2022, our outstanding indebtedness was comprised of the following (amounts in millions):

	December 31, 2022
	Outstanding Borrowings	Maximum Borrowing Level
Secured Debt Financings
Asset-backed securitization term instruments	$2,890.5	$2,890.5
Asset-backed securitization warehouse	320.0	1,125.0
Total secured debt financings	3,210.5	4,015.5
Unsecured Debt Financings
Senior notes	2,900.0	2,900.0
Term loan facilities	1,080.0	1,080.0
Revolving credit facilities	945.0	2,000.0
Total unsecured debt financings	4,925.0	5,980.0
Total debt financings	8,135.5	9,995.5
Unamortized debt costs	(55.9)	—
Unamortized debt premiums & discounts	(4.8)	—
Debt, net of unamortized costs	$8,074.8	$9,995.5

The maximum borrowing levels depicted in the table above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by either borrowing bases or an unencumbered asset test that limits borrowing capacity. Based on those limitations, the availability under these credit facilities at December 31, 2022 was approximately $1,262.3 million.

As of December 31, 2022, we had a combined $7,118.2 million of total debt on facilities with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap contracts. This accounts for 88% of total debt. The following table summarizes the weighted average interest rates and remaining terms on this portion of our debt:

	Balance Outstanding (in thousands)	Contractual Weighted Avg Interest Rate	Weighted Avg Remaining Term

Fixed-rate debt	$5,790,467	2.08%	4.5 years
Hedged floating-rate debt	1,327,750	3.71%	4.0 years
Total fixed and hedged debt	$7,118,217	2.38%	4.4 years

Pursuant to the terms of certain debt agreements, we are required to maintain certain amounts in restricted cash accounts. As of December 31, 2022, we had restricted cash of $103.1 million.

For additional information on our debt, please see Note 6 - "Debt" in Part IV, Item 15 of this Annual Report on Form 10-K.

Debt Covenants

We are subject to certain financial covenants related to leverage and interest coverage as defined in our debt agreements. Failure to comply with these covenants could result in a default under the related credit agreements and the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors. As of December 31, 2022, we were in compliance with all such covenants.

Cash Flow

The following table sets forth certain cash flow information for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Variance
Net cash provided by (used in) operating activities	$1,884,868	$1,405,164	$479,704
Net cash provided by (used in) investing activities	$(646,963)	$(3,217,386)	$2,570,423
Net cash provided by (used in) financing activities	$(1,282,134)	$1,890,764	$(3,172,898)

Operating Activities

Net cash provided by operating activities increased by $479.7 million to $1,884.9 million in 2022, compared to $1,405.2 million in 2021. The increase was due to increased profitability along with increased cash collections primarily due to large prepayments on certain leases and increased cash collections on finance leases due to an increase in our finance lease portfolio.

Investing Activities

Net cash used in investing activities decreased by $2,570.4 million to $647.0 million in 2022 compared to $3,217.4 million in 2021. The change was primarily due to a $2,491.3 million decrease in equipment purchases.

Financing Activities

Net cash used in financing activities was $1,282.1 million in 2022 compared to net cash provided by financing activities of $1,890.8 million in 2021. The change was primarily due to a $2.6 billion change in borrowing activities from net borrowings to net debt repayments due to the decrease in equipment purchases and related financing requirements. In addition we paid $554.1 million for share repurchases, which represents an increase over last year.

Results of Operations

The following table summarizes our comparative results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Variance
Leasing revenues:
Operating leases	$1,564,486	$1,480,495	$83,991
Finance leases	115,200	53,385	61,815
Total leasing revenues	1,679,686	1,533,880	145,806

Equipment trading revenues	147,874	142,969	4,905
Equipment trading expenses	(131,870)	(108,870)	(23,000)
Trading margin	16,004	34,099	(18,095)

Net gain (loss) on sale of leasing equipment	115,665	107,060	8,605

Operating expenses:
Depreciation and amortization	634,837	626,240	8,597
Direct operating expenses	42,381	26,860	15,521
Administrative expenses	93,011	89,319	3,692
Provision (reversal) for doubtful accounts	(3,102)	(2,475)	(627)
Total operating expenses	767,127	739,944	27,183
Operating income (loss)	1,044,228	935,095	109,133
Other expenses:
Interest and debt expense	226,091	222,024	4,067
Unrealized (gain) loss on derivative instruments, net	(343)	—	(343)
Debt termination expense	1,933	133,853	(131,920)
Other (income) expense, net	(1,182)	(1,379)	197
Total other expenses	226,499	354,498	(127,999)
Income (loss) before income taxes	817,729	580,597	237,132
Income tax expense (benefit)	70,807	50,357	20,450
Net income (loss)	$746,922	$530,240	$216,682
Less: dividend on preferred shares	52,112	45,740	6,372
Net income (loss) attributable to common shareholders	$694,810	$484,500	$210,310

For the discussion on the Results of Operations for the Year Ended December 31, 2021 compared to the Year Ended December 31, 2020, see the Results of Operations section in Part II, Item 7 of our 2021 Annual Report on Form 10-K, filed with the SEC on February 15, 2022.

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021
Leasing revenues.    Per diem revenue represents revenue earned under operating lease contracts. Fee and ancillary lease revenue represents fees billed for the pick-up and drop-off of containers in certain geographic locations and billings of certain reimbursable operating costs such as repair and handling expenses. Finance lease revenue represents interest income earned under finance lease contracts. The following table summarizes our leasing revenue for the periods indicated below (in thousands):

	Year Ended December 31,
Leasing revenues	2022	2021	Variance
Operating leases:
Per diem revenues	$1,505,388	$1,445,292	$60,096
Fee and ancillary revenues	59,098	35,203	23,895
Total operating lease revenues	1,564,486	1,480,495	83,991
Finance leases	115,200	53,385	61,815
Total leasing revenues	$1,679,686	$1,533,880	$145,806
Total leasing revenues were $1,679.7 million in 2022 compared to $1,533.9 million in 2021, an increase of $145.8 million.
Per diem revenues were $1,505.4 million in 2022 compared to $1,445.3 million in 2021, an increase of $60.1 million. The primary reasons for this increase are as follows:
•$46.5 million increase primarily driven by the addition of new dry containers in 2021 with lease rates well above the average rates in our lease portfolio partially offset by a decrease in average per diem rates for our refrigerated containers; and
•$14.9 million increase due to an increase of approximately 0.1 million CEU in the average number of containers on-hire. The number of containers on hire decreased throughout 2022 while they increased significantly during 2021, resulting in a relatively small increase in the average containers on hire in 2022 compared to last year.

Fee and ancillary lease revenues were $59.1 million in 2022 compared to $35.2 million in 2021, an increase of $23.9 million, primarily due to an increase in fee revenues related to the repositioning of containers and an increase in repair and handling revenue due to a higher volume of redeliveries.

Finance lease revenues were $115.2 million in 2022 compared to $53.4 million in 2021, an increase of $61.8 million. This increase is primarily due to the addition of $1.4 billion of net finance lease receivable predominantly in the second half of 2021, partially offset by the runoff of the portfolio.

Trading margin.    Trading margin was $16.0 million in 2022 compared to $34.1 million in 2021, a decrease of $18.1 million. This decrease is primarily due to decreased selling prices and lower volume.

Net gain (loss) on sale of leasing equipment.    Gain on sale of leasing equipment was $115.7 million in 2022 compared to $107.1 million in 2021, an increase of $8.6 million. The increase is largely due to a $11.6 million gain related to certain lease buyout transactions. Excluding these gains, gain on sale of leasing equipment decreased $3.0 million, due to a 16% decrease in the average sale price of our used dry containers, partially offset by a 23% increase in sales volume.

Depreciation and amortization.    Depreciation and amortization was $634.8 million in 2022 compared to $626.2 million in 2021, an increase of $8.6 million. The primary reasons for the increase are as follows:
•$60.0 million increase due to an increase in the number of new production units placed on hire during 2021 that have a full year of depreciation in 2022; partially offset by
•$49.2 million decrease due to an increase in the number of containers that have become fully depreciated or reclassified to assets held for sale.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, store equipment when it is not on lease and reposition equipment from locations with weak leasing demand. Direct operating expenses were $42.4 million in 2022 compared to $26.9 million in 2021, an increase of $15.5 million. The primary reasons for the increase are as follows:
•$9.6 million increase in storage expense resulting from an increase in the number of idle units; and
•$7.8 million increase in repair and handling expense primarily due to higher volume of drop-off activity.

Administrative expenses.    Administrative expenses were $93.0 million in 2022 compared to $89.3 million in 2021, an increase of $3.7 million. The retirement and severance of certain employees in 2022 resulted in additional benefit expense, inclusive of share-based compensation expense on the accelerated vesting of their shares.

Provision (reversal) for doubtful accounts.    Reversal for doubtful accounts was $3.1 million in 2022 compared to $2.5 million in the same period in 2021. In 2022, we benefited from an $8.3 million recovery from the estate of a customer that had defaulted a number of years ago as well as a $0.7 million settlement from a customer that had also defaulted a number of years ago. This was partially offset by a $5.9 million reserve established as a result of a customer default in 2022. In 2021, we reversed reserves which were originally recorded in 2020 against a mid-sized customer's receivable.

Interest and debt expense.    Interest and debt expense was $226.1 million in 2022 compared to $222.0 million in 2021, an increase of $4.1 million. The primary reasons for the increase are as follows:
•$26.1 million increase due to an increase in the average debt balance of $892.9 million; partially offset by
•$22.1 million decrease due to a decrease in the average effective interest rate to 2.65% from 2.91%.

Debt termination expense. Debt termination expense was $1.9 million in 2022 compared to $133.9 million in 2021, a decrease of $132.0 million. In 2021, the Company incurred make-whole premium and other debt termination costs primarily related to the prepayment of senior secured institutional notes.

Income taxes. Income tax expense was $70.8 million in 2022 compared to $50.4 million in 2021, an increase of $20.4 million. The increase in income tax expense was due to an increase in pretax income. In addition, we recorded a non-recurring adjustment to our deferred tax liability as a result of a larger percentage of our income being allocated to the U.S. as well as various U.S. states.

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

The following table summarizes our contractual commitments and obligations as of December 31, 2022 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Contractual Obligations by Period
Contractual Obligations:	Total	2023	2024	2025	2026	2027	2028 and thereafter
	(dollars in millions)
Principal debt obligations	$8,135.5	$1,006.6	$906.8	$429.3	$1,736.1	$1,341.0	$2,715.7
Interest on debt obligations(1)	1,069.8	231.6	212.3	195.4	152.4	112.4	165.7
Operating leases (mainly facilities)	17.9	2.3	1.5	1.3	1.3	1.3	10.2
Purchase obligations:
Equipment purchases payable	11.8	11.8	—	—	—	—	—
Equipment purchase commitments	29.1	29.1	—	—	—	—	—
Total contractual obligations	$9,264.1	$1,281.4	$1,120.6	$626.0	$1,889.8	$1,454.7	$2,891.6

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

Leasing Equipment

We purchase new equipment from manufacturers for the purpose of leasing to customers. We also purchase used equipment with the intention of selling in one or more years from the date of purchase.

Leasing equipment is recorded at cost and depreciated to an estimated residual value on a straight-line basis over the estimated useful lives. Capitalized costs for new equipment include the manufactured cost of the equipment, inspection, delivery, and associated costs incurred in moving the equipment from the manufacturer to the initial on-hire location. Repair and maintenance costs that do not extend the lives of the leasing equipment are charged to direct operating expenses at the time the costs are incurred.

The estimated useful lives and residual values of our leasing equipment are based on our expectations for future used container sale prices. We evaluate estimates used in our depreciation policies on a regular basis to determine whether changes have taken place that would suggest that a change in our depreciation estimates for useful lives or the assigned residual values of our equipment is warranted. For 2022, the Company completed its annual depreciation policy assessment during the fourth quarter and concluded no change was necessary. However, small changes in residual values could result in large increases or decreases to the Company's annual depreciation expense.

The estimated useful lives and residual values for each major equipment type for the periods indicated below were as follows:

	As of December 31, 2022 and 2021
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

The net book value of our leasing equipment by equipment type is as follows (in thousands):

	December 31, 2022	December 31, 2021
Dry container	$7,550,616	$8,087,346
Refrigerated container	1,364,012	1,556,673
Special container	287,106	297,925
Tank container	112,166	102,220
Chassis	216,496	156,949
Total	$9,530,396	$10,201,113

Included in the amounts above are units not on lease at December 31, 2022 and 2021 with a total net book value of $525.4 million and $391.3 million, respectively. If equipment is purchased under finance lease obligations, the depreciation will be included in depreciation and amortization expense on the Consolidated Statements of Operations.

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

There were no key indicators of impairment and we did not record any impairment charges related to leasing equipment for the years ended December 31, 2022 and 2021.

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

During the years ended December 31, 2022 and 2021, we recorded the following net gains or losses on equipment held for sale on the Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2022	2021
Impairment (loss) reversal on equipment held for sale	$(887)	$16
Gain (loss) on sale of equipment, net of selling costs	116,552	107,044
Net gain on sale of leasing equipment	$115,665	$107,060

Revenue Recognition

Lease Classification

We determine the classification of a lease at its inception as either operating leases or finance leases. If the provisions of the lease change after lease inception, other than by renewal or extension, we evaluate whether that change may have resulted in a different lease classification had the change been in effect at inception. If so, the revised agreement is considered a new lease for lease classification purposes. The classification of the lease as either an operating lease or finance lease will impact revenue recognition.

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

Goodwill

Goodwill is tested for impairment at least annually on October 31 of each fiscal year or more frequently if events occur or circumstances exist that indicate that the fair value of a reporting unit may be below its carrying value. Goodwill has been allocated to our reporting units, which are the same as our reporting segments.

In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether further impairment testing is necessary. Among the relevant events and circumstances that affect the fair value of reporting units, we consider individual factors such as macroeconomic conditions, changes in our industry and the markets in which we operate, as well as our reporting units' historical and expected future financial performance. If, after assessing the totality of events and circumstances, we determine it is more-likely-than-not that the fair value of a reporting unit is greater than our carrying amount, then the quantitative goodwill impairment test is unnecessary. The quantitative goodwill impairment test compares the fair value of a reporting unit with our carrying amount, including goodwill. If the carrying amount of the reporting unit is less than its fair value, no impairment exists. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

We elected to perform the qualitative assessment for our evaluation of goodwill impairment during the year ended December 31, 2022 and concluded there was no impairment. Since inception through December 31, 2022, we have not had any goodwill impairment.

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

As of December 31, 2022, we had derivative agreements in place to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Derivatives	Notional Amount (in millions)	Weighted Average Fixed Leg (Pay) Interest Rate	Weighted Average Remaining Term
Interest Rate Swap(1)	$1,327.8	2.22%	4.0 years
(1)     Excludes certain interest rate swaps with an effective date in a future period ("forward starting swaps"). Including these instruments will increase total notional amount by $350.0 million and increase the weighted average remaining term to 5.3 years.

Our derivative agreements are designated as cash flow hedges for accounting purposes. Any unrealized gains or losses related to the changes in fair value are recognized in accumulated other comprehensive income and reclassified to interest and debt expense as they are realized. As of December 31, 2022, we have certain interest rate cap agreements that are non-designated derivatives and changes in fair value are recognized as unrealized (gain) loss on derivative instruments, net, on the statements of operations.

Approximately 88% of our debt is either fixed or hedged using derivative instruments which helps mitigate the impact of changes in short-term interest rates. A 100 basis point increase in the interest rates on our unhedged debt (primarily Term SOFR) would result in an increase of approximately $10.1 million in interest expense over the next 12 months.

Foreign currency exchange rate risk

Although we have significant foreign-based operations, the majority of our revenues and our operating expenses are denominated in U.S. dollars. However, we pay our non-U.S. employees in local currencies and certain operating expenses are denominated in foreign currencies. Net foreign currency exchange losses were $2.0 million and $1.0 million for the years ended December 31, 2022 and, 2021, respectively.

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

We assessed our internal control over financial reporting as of December 31, 2022 and based our assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2022.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of the audit, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2022. Please refer to "Report of Independent Registered Public Accounting Firm" in Part IV, Item 15 of this Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item regarding our Code of Conduct, Code of Ethics for Chief Executive and Senior Financial Officers, Audit Committee and Audit Committee Financial Experts, compliance with Section 16(a) of the Exchange Act, and corporate governance is contained in the sections captioned "Codes of Conduct", "Board Committees", "Proposal 1: Election of Directors", "Delinquent Section 16(a) Reports" and possibly elsewhere in our proxy statement to be issued in connection with the Annual General Meeting of Shareholders to be held on April 27, 2023, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022 (the "2023 Proxy Statement") and that information is incorporated herein by reference.

Information regarding our executive officers is included after Item 1 in Part I of this Form 10-K and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the sections captioned "Compensation of Directors", "Compensation Discussion and Analysis", "Executive Compensation Tables", "Compensation Risk Assessment", "Compensation and Talent Management Committee Interlocks and Insider Participation", "Report of the Compensation and Talent Management Committee" and possibly elsewhere in the 2023 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference from the sections captioned "Equity Compensation Plan Information", "Information Regarding Beneficial Ownership of Management and Principal Shareholders" and possibly elsewhere in the 2023 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from the sections captioned "Certain Relationships and Related Person Transactions", "Board Independence" and possibly elsewhere in the 2023 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, New York, NY, Auditor Firm ID: 185.

The information required by this Item is incorporated herein by reference from the section captioned "Audit Fees" in the 2023 Proxy Statement.

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
(a)(3) List of Exhibits
The following exhibits are filed as part of and incorporated by reference into this Annual Report on Form 10-K:

Exhibit No.	Description
3.1	Amended and Restated Bye-Laws of Triton International Limited, dated April 27, 2021 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed July 27, 2021)

4.1	Memorandum of Association of Triton International Limited, dated September 29, 2015 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed June 23, 2016)

4.2	Certificate of Designations of 8.50% Series A Cumulative Redeemable Perpetual Preference Shares (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed March 14, 2019)

4.3	Certificate of Designations of 8.00% Series B Cumulative Redeemable Perpetual Preference Shares (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed June 20, 2019)

4.4	Certificate of Designations of 7.375% Series C Cumulative Redeemable Perpetual Preference Shares (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed November 6, 2019)

4.5	Certificate of Designations of 6.875% Series D Cumulative Redeemable Perpetual Preference Shares (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed January 21, 2020)

4.6
Certificate of Designations of 5.75% Series E Cumulative Redeemable Perpetual Preference Shares (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 17, 2021)

Exhibit No.	Description
4.7*
Indenture (Conformed), dated September 21, 2020, between Triton Container Finance VIII LLC and Wilmington Trust, National Association, as indenture trustee, as amended by Amendment No. 1, dated as of December 20, 2021, between Triton Container Finance VIII LLC and Wilmington Trust, National Association, as indenture trustee

4.8*†
Series 2020-1 Supplement (Conformed), dated September 21, 2020, between Triton Container Finance VIII LLC and Wilmington Trust, National Association, as indenture trustee, as amended by Amendment No. 1, dated as of December 20, 2021, between Triton Container Finance VIII LLC and Wilmington Trust, National Association, as indenture trustee

4.9*	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.10
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

10.1*†	Eleventh Restated and Amended Credit Agreement (Conformed), dated as of October 14, 2021, by and among Triton Container International Limited and TAL International Container Corporation, as borrowers, Triton International Limited, as guarantor, various lenders from time to time party thereto, and Bank of America, N.A., as administrative agent and letter of credit issuer, as amended by First Amendment to Eleventh Restated and Amended Credit Agreement, dated as of October 26, 2022

10.2*†	Amended and Restated Term Loan Agreement (Conformed), dated as of October 14, 2021, by and among Triton Container International Limited and TAL International Container Corporation, as borrowers, Triton International Limited, as guarantor, various lenders from time to time party thereto, and PNC Bank, National Association, as a lender and administrative agent, as amended by First Amendment to Amended and Restated Term Loan Agreement, dated as of October 26, 2022

10.3†	Loan and Security Agreement (Conformed), dated as of December 13, 2018, among TIF Funding LLC, as borrower, certain other wholly-owned subsidiaries of Triton International Limited, Wells Fargo Bank, National Association, as administrative agent, certain lenders party thereto and Wilmington Trust, National Association, as collateral agent and securities intermediary, as amended by Amendment Number 1 to Loan and Security Agreement, dated as of February 8, 2019, Amendment Number 2 to Loan and Security Agreement, dated as of November 4, 2019, Omnibus Amendment No. 1, dated as of November 13, 2020, Amendment Number 4 to Loan and Security Agreement, dated as of December 20, 2021, and Omnibus Amendment No. 2 to Loan and Security Agreement, dated as of April 27, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed July 28, 2022)

10.4+	Triton International Limited Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 14, 2022)

10.5+	Triton International Limited Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed April 29, 2021)

10.6+
Form of Restricted Share Award Agreement under the Triton International Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on February 16, 2021)

10.7+	Form of Restricted Share Award Agreement under the Triton International Limited Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed April 29, 2021)

10.8+
Form of Restricted Share Unit Award Agreement under the Triton International Limited Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed April 29, 2021)

Exhibit No.	Description

10.9+
Form of Restricted Share Award Agreement under the Triton International Limited Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed May 3, 2022)

10.10+	Form of Restricted Share Unit Award Agreement under the Triton International Limited Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed May 3, 2022)

10.11	Form of Indemnification Agreement for Directors and Certain Officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 14, 2016)

10.12+*	Retirement Agreement and Release, dated as of December 31, 2022, between John Burns and Triton Container International, Incorporated of North America

10.13+*	Consultant Agreement, effective as of January 1, 2023, between John Burns and Triton Container International, Incorporated of North America

21.1*	List of Subsidiaries

22.1	List of Subsidiary Guarantors and Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22.1 to the Company's Current Report on Form 8-K filed January 19, 2022)

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K)

31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Instance Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Inline XBRL Data (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: February 14, 2023	TRITON INTERNATIONAL LIMITED
	By:	/s/ BRIAN M. SONDEY
Brian M. Sondey Chairman of the Board, Director and Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES
We, the undersigned officers and directors of Triton International Limited hereby severally constitute and appoint Brian M. Sondey and Michael S. Pearl and each of them singly, our true and lawful attorneys, with the power to them and each of them singly, to sign for us and in our names in the capacities indicated below, any amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Triton International Limited to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the 14th day of February, 2023.

Signature	Title(s)

/s/ BRIAN M. SONDEY	Chairman of the Board, Director and Chief Executive Officer
Brian M. Sondey

/s/ MICHAEL S. PEARL	Senior Vice President and Chief Financial Officer
Michael S. Pearl

/s/ MICHELLE GALLAGHER	Vice President and Controller (Principal Accounting Officer)
Michelle Gallagher

/s/ ROBERT L. ROSNER	Lead Director
Robert L. Rosner

/s/ ROBERT W. ALSPAUGH	Director
Robert W. Alspaugh

/s/ MALCOLM P. BAKER	Director
Malcolm P. Baker

/s/ ANNABELLE BEXIGA	Director
Annabelle Bexiga

/s/ CLAUDE GERMAIN	Director
Claude Germain

/s/ KENNETH HANAU	Director
Kenneth Hanau

/s/ JOHN S. HEXTALL	Director
John S. Hextall

/s/ NIHARIKA RAMDEV	Director
Niharika Ramdev

/s/ SIMON R. VERNON	Director
Simon R. Vernon

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Triton International Limited:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Triton International Limited and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedules I to II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Assessment of residual values of leasing equipment
As discussed in Note 2 to the consolidated financial statements, the net book value of leasing equipment as of December 31, 2022 was $9.5 billion. Leasing equipment is recorded at cost and depreciated to an estimated residual value on a straight-line basis over the estimated useful lives. To determine the residual values of leasing equipment, the Company evaluates historical disposal experience and expectations of future used container sales prices.

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

New York, New York
February 14, 2023

TRITON INTERNATIONAL LIMITED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2022	December 31, 2021
ASSETS:
Leasing equipment, net of accumulated depreciation of $4,289,259 and $3,919,181	$9,530,396	$10,201,113
Net investment in finance leases	1,639,831	1,558,290
Equipment held for sale	138,506	48,746
Revenue earning assets	11,308,733	11,808,149
Cash and cash equivalents	83,227	106,168
Restricted cash	103,082	124,370
Accounts receivable, net of allowances of $2,075 and $1,178	226,554	294,792
Goodwill	236,665	236,665
Lease intangibles, net of accumulated amortization of $291,837 and $281,340	6,620	17,117
Other assets	28,383	50,346
Fair value of derivative instruments	115,994	6,231
Total assets	$12,109,258	$12,643,838
LIABILITIES AND SHAREHOLDERS' EQUITY:
Equipment purchases payable	$11,817	$429,568
Fair value of derivative instruments	2,117	48,277
Deferred revenue	333,260	92,198
Accounts payable and other accrued expenses	71,253	70,557
Net deferred income tax liability	411,628	376,009
Debt, net of unamortized costs of $55,863 and $63,794	8,074,820	8,562,517
Total liabilities	8,904,895	9,579,126
Shareholders' equity:
Preferred shares, $0.01 par value, at liquidation preference	730,000	730,000
Common shares, $0.01 par value, 270,000,000 shares authorized, 81,383,024 and 81,295,366 shares issued, respectively	814	813
Undesignated shares, $0.01 par value, 800,000 shares authorized, no shares issued and outstanding	—	—
Treasury shares, at cost, 24,494,785 and 15,429,499 shares, respectively	(1,077,559)	(522,360)
Additional paid-in capital	909,911	904,224
Accumulated earnings	2,531,928	2,000,854
Accumulated other comprehensive income (loss)	109,269	(48,819)
Total shareholders' equity	3,204,363	3,064,712
Total liabilities and shareholders' equity	$12,109,258	$12,643,838

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Leasing revenues:
Operating leases	$1,564,486	$1,480,495	$1,276,697
Finance leases	115,200	53,385	31,210
Total leasing revenues	1,679,686	1,533,880	1,307,907

Equipment trading revenues	147,874	142,969	85,780
Equipment trading expenses	(131,870)	(108,870)	(70,981)
Trading margin	16,004	34,099	14,799

Net gain on sale of leasing equipment	115,665	107,060	37,773

Operating expenses:
Depreciation and amortization	634,837	626,240	542,128
Direct operating expenses	42,381	26,860	93,690
Administrative expenses	93,011	89,319	80,532
Provision (reversal) for doubtful accounts	(3,102)	(2,475)	2,768
Total operating expenses	767,127	739,944	719,118
Operating income (loss)	1,044,228	935,095	641,361
Other expenses:
Interest and debt expense	226,091	222,024	252,979
Unrealized (gain) loss on derivative instruments, net	(343)	—	286
Debt termination expense	1,933	133,853	24,734
Other (income) expense, net	(1,182)	(1,379)	(4,657)
Total other expenses	226,499	354,498	273,342
Income (loss) before income taxes	817,729	580,597	368,019
Income tax expense (benefit)	70,807	50,357	38,240
Net income (loss)	$746,922	$530,240	$329,779
Less: dividend on preferred shares	52,112	45,740	41,362
Net income (loss) attributable to common shareholders	$694,810	$484,500	$288,417
Net income per common share—Basic	$11.25	$7.26	$4.18
Net income per common share—Diluted	$11.19	$7.22	$4.16
Cash dividends paid per common share	$2.65	$2.36	$2.13
Weighted average number of common shares outstanding—Basic	61,778	66,728	69,051
Dilutive restricted shares	322	340	294
Weighted average number of common shares outstanding—Diluted	62,100	67,068	69,345

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Net income (loss)	$746,922	$530,240	$329,779
Other comprehensive income (loss), net of tax:
Change in derivative instruments designated as cash flow hedges	157,647	55,599	(123,357)
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges	1,168	28,722	21,927
Foreign currency translation adjustment	(727)	(105)	28
Other comprehensive income (loss), net of tax	158,088	84,216	(101,402)
Comprehensive income	$905,010	$614,456	$228,377
Less:
Dividend on preferred shares	52,112	45,740	41,362
Comprehensive income attributable to common shareholders	$852,898	$568,716	$187,015

Tax (benefit) provision on change in derivative instruments designated as cash flow hedges	$10,509	$3,586	$(10,694)
Tax (benefit) provision on reclassification of (gain) loss on derivative instruments designated as cash flow hedges	$(908)	$1,916	$1,144

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share amounts)

	Preferred Shares		Common Shares		Treasury Shares		Add'l Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	16,200,000	$405,000	80,979,833	$810	8,771,345	$(278,510)	$902,725	$1,533,845	$(31,633)	$2,532,237
Issuance of preferred shares, net of offering expenses	6,000,000	150,000	—	—	—	—	(5,140)	—	—	144,860
Share-based compensation	—	—	225,499	3	—	—	9,893	—	—	9,896
Treasury shares acquired	—	—	—	—	5,129,981	(158,312)	—	—	—	(158,312)
Share repurchase to settle shareholder tax obligations	—	—	(53,609)	(1)	—	—	(2,155)	—	—	(2,156)
Net income (loss)	—	—	—	—	—	—	—	329,779	—	329,779
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(101,402)	(101,402)
Common shares dividend declared (2.13 per share)	—	—	—	—	—	—	—	(148,021)	—	(148,021)
Preferred shares dividend declared	—	—	—	—	—	—	—	(40,933)	—	(40,933)
Balance as of December 31, 2020	22,200,000	$555,000	81,151,723	$812	13,901,326	$(436,822)	$905,323	$1,674,670	$(133,035)	$2,565,948
Issuance of preferred shares, net of offering expenses	7,000,000	175,000	—	—	—	—	(6,177)	—	—	168,823
Share-based compensation	—	—	231,383	2	—	—	9,363	—	—	9,365
Treasury shares acquired	—	—	—	—	1,528,173	(85,538)	—	—	—	(85,538)
Share repurchase to settle shareholder tax obligations	—	—	(87,740)	(1)	—	—	(4,285)	—	—	(4,286)
Net income (loss)	—	—	—	—	—	—	—	530,240	—	530,240
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	84,216	84,216
Common shares dividend declared (2.36 per share)	—	—	—	—	—	—	—	(158,735)	—	(158,735)
Preferred shares dividend declared	—	—	—	—	—	—	—	(45,321)	—	(45,321)
Balance as of December 31, 2021	29,200,000	$730,000	81,295,366	$813	15,429,499	$(522,360)	$904,224	$2,000,854	$(48,819)	$3,064,712
Share-based compensation	—	—	198,367	2	—	—	12,510	—	—	12,512
Treasury shares acquired	—	—	—	—	9,065,286	(555,199)	—	—	—	(555,199)
Share repurchase to settle shareholder tax obligations	—	—	(110,709)	(1)	—	—	(6,823)	—	—	(6,824)
Net income (loss)	—	—	—	—	—	—	—	746,922	—	746,922
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	158,088	158,088
Common shares dividend declared ($2.65 per share)	—	—	—	—	—	—	—	(163,736)	—	(163,736)
Preferred shares dividend declared	—	—	—	—	—	—	—	(52,112)	—	(52,112)
Balance as of December 31, 2022	29,200,000	$730,000	81,383,024	$814	24,494,785	$(1,077,559)	$909,911	$2,531,928	$109,269	$3,204,363

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash flows from operating activities:
Net income (loss)	$746,922	$530,240	$329,779
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	634,837	626,240	542,128
Amortization of deferred debt cost and other debt related amortization	11,112	11,603	12,973
Lease related amortization	11,285	17,654	23,878
Share-based compensation expense	12,512	9,365	9,896
Net (gain) loss on sale of leasing equipment	(115,665)	(107,060)	(37,773)
Unrealized (gain) loss on derivative instruments	(343)	—	286
Debt termination expense	1,933	133,853	24,734
Deferred income taxes	26,018	43,077	35,662
Changes in operating assets and liabilities:
Accounts receivable	44,119	(50,336)	(9,955)
Deferred revenue	287,328	83,600	90
Accounts payable and accrued expenses	4,620	(6,860)	(28,360)
Net equipment sold (purchased) for resale activity	(93)	7,606	14,503
Cash received (paid) for settlement of interest rate swaps	19,026	5,497	(5,074)
Cash collections on finance lease receivables, net of income earned	180,075	74,117	78,333
Other assets	21,182	26,568	(47,348)
Net cash provided by (used in) operating activities	1,884,868	1,405,164	943,752
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(943,062)	(3,434,394)	(744,129)
Proceeds from sale of equipment, net of selling costs	296,737	217,078	255,104
Other	(638)	(70)	8
Net cash provided by (used in) investing activities	(646,963)	(3,217,386)	(489,017)
Cash flows from financing activities:
Issuance of preferred shares, net of underwriting discount	—	169,488	145,275
Purchases of treasury shares	(554,095)	(82,528)	(158,312)
Debt issuance costs	(10,162)	(42,631)	(26,814)
Borrowings under debt facilities	1,952,600	8,690,006	3,495,445
Payments under debt facilities and finance lease obligations	(2,449,367)	(6,635,987)	(3,737,150)
Dividends paid on preferred shares	(52,112)	(45,321)	(40,933)
Dividends paid on common shares	(162,174)	(157,312)	(146,476)
Other	(6,824)	(4,951)	(2,746)
Net cash provided by (used in) financing activities	(1,282,134)	1,890,764	(471,711)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(44,229)	$78,542	$(16,976)
Cash, cash equivalents and restricted cash, beginning of period	230,538	151,996	168,972
Cash, cash equivalents and restricted cash, end of period	$186,309	$230,538	$151,996
Supplemental disclosures:
Interest paid	$208,714	$211,412	$244,280
Income taxes paid (refunded)	$47,010	$7,933	$2,191
Right-of-use asset for leased property	$907	$2,517	$543
Supplemental non-cash investing activities:
Equipment purchases payable	$11,817	$429,568	$191,777
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

Concentration of Credit Risk

The Company's equipment leases and trade receivables subject it to potential credit risk. The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis. The Company's largest customer accounted for 20%, 21%, and 22% of its lease billings during 2022, 2021, and 2020, respectively, and accounted for 11% and 26% of its accounts receivable as of December 31, 2022 and 2021, respectively. The Company's second largest customer accounted for 17%, 16%, and 14% of its lease billings during 2022, 2021, and 2020, respectively, and accounted for 11% of its accounts receivable as of both December 31, 2022 and 2021. The Company's third largest customer accounted for 11%, 10%, and 9% of its lease billings during 2022, 2021, and 2020, respectively, and accounted for 11% and 5% of its accounts receivable as of December 31, 2022 and 2021, respectively.

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

Cash and cash equivalents, restricted cash, accounts receivable, equipment purchases payable and accounts payable carrying amounts approximate fair values because of the short-term nature of these instruments. The Company's other financial and non-financial assets, which include leasing equipment, net investment in finance leases, intangible assets and goodwill, are not required to be measured at fair value on a recurring basis. However, if certain triggering events occur, or if an annual impairment test is required, the Company may determine that these assets should be written down to their fair value after completing an evaluation.

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

Leasing Equipment

The Company purchases new equipment from manufacturers for the purpose of leasing to customers. The Company also purchases used equipment with the intention of selling in one or more years from the date of purchase.

Leasing equipment is recorded at cost and depreciated to an estimated residual value on a straight-line basis over the estimated useful lives. Capitalized costs for new equipment include the manufactured cost of the equipment, inspection, delivery, and associated costs incurred in moving the equipment from the manufacturer to the initial on-hire location. Repair and maintenance costs that do not extend the lives of the leasing equipment are charged to direct operating expenses at the time the costs are incurred.

The estimated useful lives and residual values of the Company's leasing equipment are based on the Company's expectations for future used container sale prices. The Company evaluates estimates used in its depreciation policies on a regular basis to determine whether changes have taken place that would suggest that a change in its depreciation estimates for useful lives or the assigned residual values of its equipment is warranted. For 2022, the Company completed its annual depreciation policy assessment during the fourth quarter and concluded no change was necessary.
The estimated useful lives and residual values for each major equipment type for the periods indicated below were as follows:

	As of December 31, 2022 and 2021
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

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The net book value of the Company's leasing equipment by equipment type as of the dates indicated was (in thousands):

	December 31, 2022	December 31, 2021
Dry container	$7,550,616	$8,087,346
Refrigerated container	1,364,012	1,556,673
Special container	287,106	297,925
Tank container	112,166	102,220
Chassis	216,496	156,949
Total	$9,530,396	$10,201,113

Included in the amounts above are units not on lease at December 31, 2022 and 2021 with a total net book value of $525.4 million and $391.3 million, respectively.

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

The Company has not record any impairment charges related to leasing equipment for the years ended December 31, 2022, 2021, and 2020.

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

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In evaluating goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether further impairment testing is necessary. Among the relevant events and circumstances that affect the fair value of reporting units, the Company considers individual factors such as macroeconomic conditions, changes in its industry and the markets in which the Company operates, as well as its reporting units' historical and expected future financial performance. If, after assessing the totality of events and circumstances, the Company determines it is more-likely-than-not that the fair value of a reporting unit is greater than its carrying amount, then the quantitative goodwill impairment test is unnecessary. The quantitative goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit is less than its fair value, no impairment exists. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

The Company elected to perform the qualitative assessment for its evaluation of goodwill impairment during the year ended December 31, 2022 and concluded there was no impairment. The Company has not recorded any impairment charges related to goodwill for the years ended December 31, 2022, 2021, and 2020.

Intangible Assets

Intangible assets with finite useful lives such as acquired lease intangibles are initially recorded at fair value and are amortized over their respective estimated useful lives and subsequently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company has not recorded any impairment charges related to intangible assets for the years ended December 31, 2022, 2021, and 2020.

Revenue Recognition

Lease Classification

We determine the classification of a lease at its inception as either operating leases or finance leases. If the provisions of the lease change after lease inception, other than by renewal or extension, we evaluate whether that change may have resulted in a different lease classification had the change been in effect at inception. If so, the revised agreement is considered a new lease for lease classification purposes. The classification of the lease as either an operating lease or finance lease will impact revenue recognition.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company has entered into interest rate swap agreements with certain financial institutions. The interest rate swap agreements require the Company to make payments to counterparties at fixed rates in return for receipts based upon variable rates indexed to the London Interbank Offered Rate ("LIBOR") or the Secured Overnight Financing Rate ("SOFR").

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative instruments are designated or non-designated for hedge accounting purposes. The fair value of the derivative instruments is measured at each balance sheet date and is reflected on a gross basis on the consolidated balance sheets. The change in fair value of the derivative instruments designated as a cash flow hedge are recorded on the Consolidated Balance Sheets in accumulated other comprehensive income (loss) and are re-classified to interest and debt expense when the hedged interest payments are recognized. The change in fair value of non-designated derivative instruments is recorded in the Consolidated Statements of Operations as unrealized (gain) loss on derivative instruments, net.

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

The Company also has certain cash accounts, certain finance lease receivables and certain obligations that are denominated in currencies other than the Company's functional currency. These assets and liabilities are generally denominated in euros or British pounds, and are re-measured at each balance sheet date at the exchange rates in effect as of those dates. The impact of changes in exchange rates on the re-measurement of assets and liabilities are included in administrative expenses on the Consolidated Statements of Operations. The Company recorded a loss of $2.0 million, a loss of $1.0 million and a gain of $0.4 million in net foreign currency exchange gains or losses for the years ended December 31, 2022, 2021 and 2020, respectively.

Share-based Compensation

The Company measures and recognizes share-based awards granted to employees based on the grant date fair value. Share-based awards may be subject to forfeiture if certain employment conditions are not met. The Company has elected to account for forfeitures as they occur. Time based awards are measured at the grant date and are recognized as compensation expense over the employee's requisite service period, generally the vesting period of the equity award, on a straight-line basis. Performance-based awards are recognized as compensation expense over the requisite service period when satisfaction of the performance condition is considered probable. The Company also grants share-based awards to non-employee directors that vest immediately and are recognized as compensation expense based on the grant date fair value.

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

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company excluded a de minimus amount of anti-dilutive restricted common shares from its calculation of diluted earnings per share for the years ended December 31, 2022, 2021, and 2020.

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

	Year Ended December 31,
	2022	2021	2020
Impairment (loss) reversal on equipment held for sale	$(887)	$16	$(3,532)
Gain (loss) on sale of equipment, net of selling costs	116,552	107,044	41,305
Net gain on sale of leasing equipment	$115,665	$107,060	$37,773

Note 4—Intangible Assets

Intangible assets consist of lease intangibles for leases acquired with lease rates above market in a business combination. The following table summarizes the amortization of intangible assets as of December 31, 2022 (in thousands):

Years ending December 31,	Total Intangible Assets
2023	$4,657
2024	1,963
Total	$6,620

Amortization expense related to intangible assets was $10.5 million, $16.5 million, and $22.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Note 5—Restricted Cash

The components of restricted cash as of December 31, 2022 and December 31, 2021 were as follows (in thousands):

	December 31, 2022	December 31, 2021
Collection accounts	$37,432	$37,372
Trust accounts	16,316	31,628
Other restricted cash accounts	49,334	55,370
Total restricted cash	$103,082	$124,370

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Collection accounts

The Company maintains bank accounts for collections related to its containers that are financed ("the Collection Accounts"). Cash proceeds collected from leasing and disposition are deposited into the Collection Accounts and all expenses related to the operation of the containers are paid from the Collection Accounts. The Company considers the portion of the Collection Accounts which is being held in trust for the benefit of Asset Backed Securitization ("ABS") noteholders as restricted and the portion of the balance attributable to containers that are unsecured as unrestricted.

Trust accounts

Pursuant to certain debt agreements, cash is transferred from the Collection Accounts to separate accounts (the "Trust Accounts"). The Trust Accounts are maintained by an indenture trustee on behalf of certain ABS noteholders. The cash in the Trust Accounts is used to pay related ABS debt service and related expenses. After such payments, any remaining cash in these accounts is transferred to certain unrestricted bank accounts of the Company and is included in cash and cash equivalents on the Consolidated Balance Sheets.

Other restricted cash accounts

Pursuant to certain asset-backed debt agreements, cash is held at separate accounts in order to maintain an amount equal to projected interest expense for a specified number of months.

Note 6—Debt

The table below summarizes the Company's key terms and carrying value of debt:

	December 31, 2022				December 31, 2021
	Outstanding Borrowings (in thousands)	Contractual Weighted Avg Interest Rate(1)	Maturity Range(1)		Outstanding Borrowings (in thousands)
			From	To
Secured Debt Financings
Asset-backed securitization term instruments	$2,890,467	2.04%	February 2028	February 2031	3,801,777
Asset-backed securitization warehouse	320,000	5.92%	April 2029	April 2029	225,000
Finance lease obligations(2)	—		—	—	15,042
Total secured debt financings	3,210,467				4,041,819
Unsecured Debt Financings
Senior notes	2,900,000	2.11%	August 2023	March 2032	2,300,000
Term loan facilities	1,080,000	5.81%	May 2026	May 2026	1,176,000
Revolving credit facilities	945,000	5.80%	October 2027	October 2027	1,112,000
Total unsecured debt financings	4,925,000				4,588,000
Total debt financings	8,135,467				8,629,819
Unamortized debt costs	(55,863)				(63,794)
Unamortized debt premiums & discounts	(4,784)				(3,508)
Debt, net of unamortized costs	$8,074,820				$8,562,517
(1)     Data as of December 31, 2022.
(2)    On February 1, 2022, the Company exercised an early buyout option and paid $14.9 million of its remaining finance lease obligations.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On April 27, 2022, the Company amended its existing ABS warehouse facility with $1,125.0 million borrowing capacity to extend the revolving period to April 27, 2025 and change the interest rate to the term SOFR plus 1.60%. After the revolving period, borrowings will convert to term notes with a maturity date of April 27, 2029, paying interest at SOFR plus 2.60%. As part of this transaction, the Company wrote off $0.3 million of debt related costs.

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

Senior Notes

The Company’s senior notes are unsecured and have maturities ranging from 2 -10 years and interest payments due semi-annually. The senior notes are pre-payable (in whole or in part) at the Company's option at any time prior to the maturity date, subject to certain provisions in the senior note agreements, including the payment of a make-whole premium in respect to such prepayment.

On January 19, 2022, the Company completed a $600.0 million 3.25% senior notes offering with a maturity date of March 15, 2032.

Term Loan Facility

The Company's term loan facility has a maturity date of May 27, 2026, which amortizes in quarterly installments. On October 26, 2022, the Company amended its term loan facility to change the reference rate from LIBOR to term SOFR. There was no change to the margin over the reference rate as a result of this amendment.

This facility is subject to covenants customary for unsecured financings of this type, primarily financial covenants that require us to maintain a maximum ratio of unencumbered assets to certain financial indebtedness.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revolving Credit Facility

On October 26, 2022, the Company amended its revolving credit facility to extend the maturity date to October 26, 2027 and change the reference rate from LIBOR to term SOFR. There was no change to the margin over the reference rate as a result of these amendments. As part of this transaction, the Company wrote off $0.1 million of debt related costs.

The revolving credit facility has a maximum borrowing capacity of $2,000.0 million. This facility is subject to covenants customary for unsecured financings of this type, primarily financial covenants that require us to maintain a minimum ratio of unencumbered assets to certain financial indebtedness.

The Company hedges the risks associated with fluctuations in interest rates on a portion of its floating-rate debt by entering into interest rate swap agreements that convert a portion of its floating-rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The following table summarizes the Company's outstanding fixed-rate and floating-rate debt as of December 31, 2022:

	Balance Outstanding (in thousands)	Contractual Weighted Avg Interest Rate	Maturity Range		Weighted Avg Remaining Term
			From	To
Excluding impact of derivative instruments:
Fixed-rate debt	$5,790,467	2.08%	Aug 2023	Mar 2032	4.5 years
Floating-rate debt	$2,345,000	5.82%	May 2026	Apr 2029	4.1 years

Including impact of derivative instruments:
Fixed-rate debt	$5,790,467	2.08%
Hedged floating-rate debt	1,327,750	3.71%
Total fixed and hedged debt	7,118,217	2.38%
Unhedged floating-rate debt	1,017,250	5.82%
Total debt outstanding	$8,135,467	2.80%

The fair value of total debt outstanding was $7,264.7 million and $8,572.9 million as of December 31, 2022 and December 31, 2021, respectively, and was measured using Level 2 inputs.

As of December 31, 2022, the maximum borrowing levels for the ABS warehouse and the revolving credit facilities are $1,125.0 million and $2,000.0 million, respectively. Certain of these facilities are governed by either borrowing bases or an unencumbered asset test that limits borrowing capacity. Based on those limitations, the availability under these credit facilities at December 31, 2022 was approximately $1,262.3 million.

The Company is subject to certain financial covenants under its debt financings. As of December 31, 2022, the Company was in compliance with all financial covenants in accordance with the terms of its debt agreements.

Debt Maturities

At December 31, 2022, the Company's scheduled principal repayments and maturities were as follows (in thousands):

Years ending December 31,
2023	$1,006,636
2024	906,845
2025	429,341
2026	1,736,102
2027	1,340,992
2028 and thereafter	2,715,551
Total debt outstanding	$8,135,467

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Certain assets of the Company's subsidiaries are pledged as collateral for various ABS facilities and the amounts payable under certain derivative agreements. Additionally, the Company may be required to post cash collateral on certain derivative agreements if the fair value of these contracts represents a liability. Any amounts of cash collateral posted are included in Other assets on the Consolidated Balance Sheets and are presented in operating activities of the Consolidated Statements of Cash Flows. As of December 31, 2022, the Company posted cash collateral on derivative instruments of $2.0 million.

During the year ended December 31, 2022, the Company terminated the following derivative instruments (in millions):

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

Within the next twelve months, we expect to reclassify $41.7 million of net unrealized and realized gains related to derivative instruments designated as cash flow hedges from accumulated other comprehensive income (loss) into earnings.

On September 30, 2022, the Company entered into an interest rate swap agreement with a scheduled maturity date of September 30, 2025. This contract is indexed to 1 month term SOFR, has a fixed rate of 3.82%, and has a notional amount of $200.0 million.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2022, the Company had derivative agreements in place to fix interest rates on a portion of the borrowings under its debt facilities with floating interest rates as summarized below:

Derivatives	Notional Amount (in millions)	Weighted Average Fixed Leg (Pay) Interest Rate	Weighted Average Remaining Term
Interest Rate Swap(1)	$1,327.8	2.22%	4.0 years
(1)     Excludes certain interest rate swaps with an effective date in a future period ("forward starting swaps"). Including these instruments will increase total notional amount by $350.0 million and increase the weighted average remaining term to 5.3 years.

The following table summarizes the impact of derivative instruments on the consolidated statements of operations and the consolidated statements of comprehensive income on a pretax basis (in thousands):

		Year Ended December 31,
	Financial statement caption	2022	2021	2020
Non-Designated Derivative Instruments
Realized (gains) losses	Other (income) expense, net	$—	$—	$(224)
Realized (gains) losses	Debt termination expense	$—	$883	$—
Unrealized (gains) losses	Unrealized (gain) loss on derivative instruments, net	$(343)	$—	$286
Designated Derivative Instruments
Realized (gains) losses	Interest and debt (income) expense	$260	$30,638	$23,071
Unrealized (gains) losses	Comprehensive (income) loss	$(168,156)	$(59,185)	$134,051

Fair Value of Derivative Instruments

The Company presents the fair value of derivative financial instruments on a gross basis as a separate line item on the consolidated balance sheet.

The Company has elected to use the income approach to value its interest rate swap and cap agreements, using Level 2 market expectations at the measurement date and standard valuation techniques to convert future values to a single discounted present value. The Level 2 inputs for the interest rate swap and cap valuations are inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR and swap rates and credit risk at commonly quoted intervals). In response to the expected phase out of LIBOR, the Company continues to work with its counterparties to identify an alternative reference rate. Substantially all of the Company's derivative agreements have fallback provisions that would govern their transition to another benchmark, and the Company also adopted various practical expedients which will facilitate the transition.

Note 8—Leases

Lessee

The Company's leases are primarily for multiple office facilities which are contracted under various cancelable and non-cancelable operating leases, most of which provide extension or early termination options. The Company's lease agreements do not contain any residual value guarantees or material restrictive covenants.

The weighted average implicit rate was 3.98% and 3.50% for the years ended December 31, 2022 and 2021, respectively and the weighted average remaining lease term was 1.6 years and 2.1 years for the years ended December 31, 2022 and 2021, respectively.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the impact of the Company's leases in its financial statements (in thousands):

Balance Sheet	Financial statement caption		December 31, 2022	December 31, 2021
Right-of-use asset - operating	Other assets		$3,145	$5,099
Lease liability - operating	Accounts payable and other accrued expenses		$3,465	$5,790

Income Statement	Financial statement caption	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Operating lease cost(1)	Administrative expenses	$3,205	$3,183	$3,005
(1)     Includes short-term leases that are immaterial.

Cash paid for amounts of lease liabilities included in operating cash flows was $3.4 million, $3.3 million, and $3.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The following represents our future undiscounted cash flows related to lease liabilities for each of the next five years and thereafter as of December 31, 2022 (in thousands):

Years ending December 31,
2023	$2,509
2024	743
2025	343
2026	—
2027	—
2028 and thereafter	—
Total undiscounted future cash flows related to lease payments	$3,595
Less: imputed interest	(130)
Total present value of lease liability	$3,465

The Company entered into an amended agreement in September 2022 with a non-affiliated third party to relocate office space in Purchase, New York (our principal executive offices) (“New Premises”). The lessor and its agents are currently renovating this new office space and the Company does not have control of this office space during renovations. The New Premises lease is expected to commence in mid-2023 when renovations are completed.

Lessor

Operating Leases

The following is the minimum future rental income as of December 31, 2022 under non-cancelable operating leases, assuming the minimum contractual lease term (in thousands):

Years ending December 31,
2023	$1,049,676
2024	897,993
2025	762,561
2026	602,042
2027	474,552
2028 and thereafter	1,416,675
Total	$5,203,499

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2022, the Company has deferred revenue balances related to operating leases with uneven payment terms. These amounts will be amortized into revenue as follows (in thousands):

Years ending December 31,
2023	$74,003
2024	76,534
2025	65,793
2026	42,768
2027	16,370
2028 and thereafter	57,792
Total	$333,260

Finance Leases

The following table summarizes the components of the net investment in finance leases (in thousands):

	December 31, 2022	December 31, 2021
Future minimum lease payment receivable(1)	$2,161,192	$2,122,165
Estimated residual receivable(2)	218,004	205,994
Gross finance lease receivables(3)	2,379,196	2,328,159
Unearned income(4)	(739,365)	(769,869)
Net investment in finance leases(5)	$1,639,831	$1,558,290
(1)     There were no executory costs included in gross finance lease receivables as of December 31, 2022 and December 31, 2021.
(2)    The Company's finance leases generally include a purchase option at nominal amounts that is reasonably certain to be exercised, and therefore, the Company has immaterial residual value risk for assets.
(3)    The gross finance lease receivable is reduced as billed to customers and reclassified to accounts receivable until paid by customers.
(4)     There were no unamortized initial direct costs as of December 31, 2022 and December 31, 2021.
(5)    One major customer represented 90% and 91% of the Company's finance lease portfolio as of December 31, 2022 and 2021, respectively. No other customer represented more than 10% of the Company's finance lease portfolio in each of those years.

Maturities of the Company's gross finance lease receivables subsequent to December 31, 2022 are as follows (in thousands):

Years ending December 31,
2023	$219,325
2024	211,258
2025	208,939
2026	205,053
2027	172,778
2028 and thereafter	1,361,843
Total	$2,379,196

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

During 2022, there was a default on certain finance leases in our portfolio for which the full amount is not expected to be recovered, and the Company recognized a net impairment charge of $5.9 million which is recorded in the provision for doubtful

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accounts in the Consolidated Statements of Operations. At the time of default, the net investment in finance lease was re-classified to leasing equipment on the Consolidated Balance Sheet.

The Company has reviewed the remaining finance lease portfolio for expected credit losses considering the factors noted above for each lessee, and based on its assessment as of December 31, 2022, further credit losses are not expected in the portfolio. As of December 31, 2022 and December 31, 2021, the Company does not have an allowance on its gross finance lease receivables and does not have any material past due balances.

Also included in the provision for doubtful accounts is a benefit of $9.0 million related to the settlement and recovery of amounts due from customers that had defaulted a number of years ago.

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

The following table summarizes the Company's restricted share activity for the year ended December 31, 2022:

	Number of Shares	Weighted Average Fair Value
Non-vested balance at December 31, 2021	598,429	$40.15
Shares/units granted(1)	216,982	62.36
Shares/units vested(2)	(284,483)	61.55
Non-vested balance at December 31, 2022	530,928	$50.61
(1)     Additional shares and units may be granted based upon the satisfaction of certain performance criteria.
(2)    Plan participants tendered 107,166 common shares to satisfy income tax withholding obligations. These shares were subsequently retired by the Company. Additionally, the Company issued 9,527 shares to employees that vested immediately and canceled 3,543 vested shares to settle payroll taxes.

The share-based compensation expense for the years ended December 31, 2022, 2021 and 2020 included in administrative expenses on the Consolidated Statements of Operations was $12.5 million, $9.4 million, and $9.9 million, respectively. Share based compensation expense includes charges for performance-based shares and units that are deemed probable to vest.

As of December 31, 2022, the total unrecognized compensation expense related to non-vested restricted share awards and units was approximately $10.2 million, which is expected to be recognized over the remaining weighted average vesting period of approximately 1.7 years.

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

During the year ended December 31, 2022, the Company repurchased a total of 9,065,286 common shares at an average price per-share of $61.22 for a total of $555.2 million. As of December 31, 2022, $355.6 million remains available under the Share Repurchase Program.

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

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company paid the following quarterly dividends during the years ended December 31, 2022, 2021, and 2020 on its issued and outstanding Series (in millions except for the per-share amounts):

	Year ended December 31,
	2022		2021		2020
Series	Per Share Payment	Aggregate Payment	Per Share Payment	Aggregate Payment	Per Share Payment	Aggregate Payment
A(1)	$2.12	$7.2	$2.12	$7.2	$2.12	$7.2
B	$2.00	$11.6	$2.00	$11.6	$2.00	$11.6
C(1)	$1.84	$12.8	$1.84	$12.8	$1.84	$12.8
D(1)	$1.72	$10.4	$1.72	$10.4	$1.53	$9.3
E(1)	$1.44	$10.1	$0.47	$3.3	$—	$—
Total		$52.1		$45.3		$40.9
(1)     Per share payments rounded to the nearest whole cent.

As of December 31, 2022, the Company had cumulative unpaid preferred dividends of $2.2 million.

Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Cash Flow Hedges	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2020	$(27,096)	$(4,537)	$(31,633)
Change in derivative instruments designated as cash flow hedges(1)	(123,357)	—	(123,357)
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	21,927	—	21,927
Foreign currency translation adjustment	—	28	28
Balance at December 31, 2020	$(128,526)	$(4,509)	$(133,035)
Change in derivative instruments designated as cash flow hedges(1)	55,599	—	55,599
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	28,722	—	28,722
Foreign currency translation adjustment	—	(105)	(105)
Balance at December 31, 2021	$(44,205)	$(4,614)	$(48,819)
Change in derivative instruments designated as cash flow hedges(1)	157,647	—	157,647
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges(1)	1,168	—	1,168
Foreign currency translation adjustment	—	(727)	(727)
Balance at December 31, 2022	$114,610	$(5,341)	$109,269
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

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

These operating segments were determined based on the chief operating decision maker's review and resource allocation of the products and services offered.

The following tables summarizes our segment information and the consolidated totals reported (in thousands):

As of and for the Year Ended December 31, 2022	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$1,665,880	$13,806	$1,679,686
Trading margin	—	16,004	16,004
Net gain on sale of leasing equipment	115,665	—	115,665
Depreciation and amortization expense	634,090	747	634,837
Interest and debt expense	224,470	1,621	226,091
Segment income (loss) before income taxes(1)	794,280	25,039	819,319
Equipment held for sale	97,463	41,043	138,506
Goodwill	220,864	15,801	236,665
Total assets	12,010,654	98,604	12,109,258
Purchases of leasing equipment and investments in finance leases(2)	$943,062	$—	$943,062

As of and for the Year Ended December 31, 2021	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$1,519,434	$14,446	$1,533,880
Trading margin	—	34,099	34,099
Net gain on sale of leasing equipment	107,060	—	107,060
Depreciation and amortization expense	625,519	721	626,240
Interest and debt expense	220,292	1,732	222,024
Segment income (loss) before income taxes(1)	673,477	40,973	714,450
Equipment held for sale	16,936	31,810	48,746
Goodwill	220,864	15,801	236,665
Total assets	12,543,270	100,568	12,643,838
Purchases of leasing equipment and investments in finance leases(2)	$3,434,394	$—	$3,434,394

As of and for the Year Ended December 31, 2020	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$1,300,346	$7,561	$1,307,907
Trading margin	—	14,799	14,799
Net gain on sale of leasing equipment	37,773	—	37,773
Depreciation and amortization expense	541,406	722	542,128
Interest and debt expense	251,145	1,834	252,979
Segment income (loss) before income taxes(1)	375,957	17,082	393,039
Equipment held for sale	43,275	24,036	67,311
Goodwill	220,864	15,801	236,665
Total assets	9,612,251	100,282	9,712,533
Purchases of leasing equipment and investments in finance leases(2)	$744,129	$—	$744,129

(1)     Segment income before income taxes excludes unrealized gains or losses on derivative instruments and debt termination expense. The Company recorded debt termination expense of $1.9 million, $133.9 million, and $24.7 million for the years ended December 31, 2022, 2021, and 2020, respectively and an unrealized gain of $0.3 million, nil, and an unrealized loss of $0.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.
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

The following table summarizes the geographic allocation of total leasing revenues for the years ended December 31, 2022, 2021, and 2020 based on customers' primary domicile (in thousands):

	Year Ended December 31,
	2022	2021	2020
Total leasing revenues:
Asia	$602,985	$556,837	$471,820
Europe	876,691	807,735	685,906
Americas	142,822	118,430	105,643
Bermuda	3,135	2,424	1,820
Other International	54,053	48,454	42,718
Total	$1,679,686	$1,533,880	$1,307,907

Since the majority of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, all of the Company's long-lived assets are considered to be international.

The following table summarizes the geographic allocation of equipment trading revenues for the years ended December 31, 2022, 2021 and 2020 based on the location of the sale (in thousands):

	Year Ended December 31,
	2022	2021	2020
Total equipment trading revenues:
Asia	$71,739	$64,588	$22,748
Europe	27,620	22,167	22,031
Americas	43,120	47,644	30,681
Bermuda	—	—	—
Other International	5,395	8,570	10,320
Total	$147,874	$142,969	$85,780

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

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the income tax expense (benefit) for the periods indicated (in thousands):

	December 31, 2022	December 31, 2021	December 31, 2020
Current taxes:
Bermuda	$—	$—	$—
U.S.	46,380	6,528	2,518
Foreign	952	230	60
	$47,332	$6,758	$2,578
Deferred taxes:
Bermuda	$—	$—	$—
U.S.	23,522	43,604	35,628
Foreign	(47)	(5)	34
	23,475	43,599	35,662
Total income tax expense (benefit)	$70,807	$50,357	$38,240

The following table sets forth the components of income (loss) before income taxes (in thousands):

	December 31, 2022	December 31, 2021	December 31, 2020
Bermuda sources	$532,391	$346,023	$200,453
U.S. sources	284,468	233,518	166,031
Foreign sources	870	1,056	1,535
Income (loss) before income taxes	$817,729	$580,597	$368,019

The following table sets forth the difference between the Bermuda statutory income tax rate and the effective tax rate on the Consolidated Statements of Operations for the periods indicated below:

	December 31, 2022	December 31, 2021	December 31, 2020
Bermuda tax rate	—%	—%	—%
Change in enacted tax act	0.66%	—%	0.65%
U.S. income taxed at other than the statutory rate	7.58%	8.75%	9.80%
Effect of uncertain tax positions	(0.06)%	(0.09)%	(0.12)%
Foreign income taxed at other than the statutory rate	0.16%	0.11%	0.14%
Effect of permanent differences	0.10%	0.21%	0.19%
Other discrete items	0.22%	(0.31)%	(0.27)%
Effective income tax rate	8.66%	8.67%	10.39%

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the components of deferred income tax assets and liabilities (in thousands):

	December 31, 2022	December 31, 2021
Deferred income tax assets:
Net operating loss and interest expense limitation carryforwards	$3,669	$1,237
Allowance for losses	—	13
Derivative instruments	—	4,810
Deferred income	2,444	366
Accrued liabilities and other payables	3,076	5,138
Total gross deferred tax assets	9,189	11,564
Less: Valuation allowance	(200)	(200)
Net deferred tax assets	$8,989	$11,364

Deferred income tax liabilities:
Accelerated depreciation	$337,375	$333,610
Goodwill and other intangible amortization	3,974	3,879
Derivative instruments	5,383	121
Deferred income	302	2,613
Deferred partnership income (loss)	73,583	47,150
Total gross deferred tax liability	420,617	387,373
Net deferred income tax liability	$411,628	$376,009

At December 31, 2022, the Company had U.S. state net operating loss carryforwards of $13.5 million that expire at various times beginning in 2024 and net interest expense limitation carryforwards of $13.5 million that have an indefinite carryforward period. The Company maintained a valuation allowance of $0.2 million at December 31, 2022 related to U.S. state net operating losses, as it is more likely than not that the Company will be unable to utilize these losses. There has been no change in the Company's valuation allowance from December 31, 2021.

In assessing the potential future realization of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, the Company believes it is more-likely-than-not that the Company will realize the benefits of these deductible differences at December 31, 2022.

Certain income taxes on unremitted earnings have not been reflected on the consolidated financial statements because such earnings are intended to be permanently reinvested in those jurisdictions. Such earnings and related income taxes are estimated to be approximately $236.6 million and $70.7 million, respectively, at December 31, 2022.

The following table sets forth the unrecognized tax benefit amounts (in thousands):

	December 31, 2022	December 31, 2021
Beginning balance at January 1	$327	$650
Lapse of statute of limitations	(327)	(337)
Foreign exchange adjustment	—	14
Ending balance at December 31	$—	$327

The Company files income tax returns in several jurisdictions including the U.S. and certain U.S. states. The tax years 2019 through 2022 remain subject to examination by major tax jurisdictions.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company accrues interest and penalties related to income taxes in the provision for income taxes. The following table summarizes interest and penalty expense (in thousands):

	December 31, 2022	December 31, 2021	December 31, 2020
Interest expense (benefit)	$(86)	$(78)	$(51)
Penalty expense (benefit)	$(98)	$(97)	$(93)

The following table summarizes the components of income taxes payable included in Accounts payable and other accrued expenses on the Consolidated Balance Sheets (in thousands):

	December 31, 2022	December 31, 2021
Corporate income taxes payable	$—	$108
Unrecognized tax benefits	—	327
Interest accrued	—	86
Penalties	—	98
Income taxes payable	$—	$619

Note 13—Other Postemployment Benefits

The Company's U.S. employees participate in a defined contribution plan. Under the provisions of the plan, an employee is fully vested with respect to Company contributions after four years of service. The Company matches employee contributions of 100% up to a maximum of $6,000 of qualified compensation and may, at its discretion, make voluntary contributions. The Company's contributions were $0.8 million for the year ended December 31, 2022, and $0.7 million for the years ended December 31, 2021, and 2020, respectively.

Note 14—Commitments and Contingencies

Container Equipment Purchase Commitments

As of December 31, 2022, the Company had commitments to purchase equipment in the amount of $29.1 million to be paid in 2023.

Lease Commitment

In September 2022, the Company entered into an amended lease agreement for New Premises and therefore, has a commitment to pay base rent of approximately $15 million over the lease term of 12 years. The lease is expected to commence in mid-2023 when renovations are completed.

Contingencies

The Company is party to various pending or threatened legal or regulatory proceedings arising in the ordinary course of its business. Based upon information presently available, the Company does not expect any liabilities arising from these matters to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

Note 15—Related Party Transactions

The Company holds a 50% interest in TriStar Container Services (Asia) Private Limited ("TriStar"), which is primarily engaged in the selling and leasing of container equipment in the domestic and short sea markets in India. The Company's equity investment in TriStar is included in Other assets on the Consolidated Balance Sheets. The Company received payments on finance leases with TriStar of $2.0 million for both years ended December 31, 2022 and 2021. The Company has a direct finance lease balance with TriStar of $7.4 million and $8.9 million as of the years ended December 31, 2022 and December 31, 2021.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Subsequent Events

On February 8, 2023, the Company's Board of Directors approved and declared a quarterly cash dividend of $0.70 per share on its issued and outstanding common shares, payable on March 24, 2023 to shareholders of record at the close of business on March 10, 2023.

On February 8, 2023, the Company's Board of Directors also approved and declared a cash dividend on its issued and outstanding preferred shares, payable on March 15, 2023 to holders of record as the close of business on March 8, 2023 as follows:

Preferred Share Offering	Dividend Rate	Dividend Per Share
Series A	8.500%	$0.5312500
Series B	8.000%	$0.5000000
Series C	7.375%	$0.4609375
Series D	6.875%	$0.4296875
Series E	5.750%	$0.3593750

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

TRITON INTERNATIONAL LIMITED

Parent Company Condensed Balance Sheets
(In thousands, except share data)

	December 31, 2022	December 31, 2021
ASSETS:
Cash and cash equivalents	$8	$13
Investment in subsidiaries	3,212,600	3,071,654
Other assets	37	35
Total assets	$3,212,645	$3,071,702

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable and other accrued expenses	$7,126	$5,936
Payables with affiliates, net	1,156	1,054
Total liabilities	8,282	6,990
Shareholders' equity
Preferred shares, $0.01 par value, at liquidation preference	730,000	730,000
Common shares, $0.01 par value, 270,000,000 shares authorized, 81,383,024 and 81,295,366 shares issued, respectively	814	813
Undesignated shares, $0.01 par value, 800,000 shares authorized, no shares issued and outstanding	—	—
Treasury shares, at cost, 24,494,785 and 15,429,499 shares, respectively	(1,077,559)	(522,360)
Additional paid-in capital	909,911	904,224
Accumulated earnings	2,531,928	2,000,854
Accumulated other comprehensive income	109,269	(48,819)
Total shareholders' equity	3,204,363	3,064,712
Total liabilities and shareholders' equity	$3,212,645	$3,071,702

TRITON INTERNATIONAL LIMITED

Parent Company Condensed Statements of Operations
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Revenues	$—	$—	$—
Total revenues	—	—	—

Operating expenses:
Administrative expenses	9,986	8,061	7,298
Operating income (loss)	(9,986)	(8,061)	(7,298)
Other income (expenses):
Interest and debt expense	—	—	—
Net income from subsidiaries	756,908	538,301	337,077
Total other income (expenses)	756,908	538,301	337,077
Income (loss) before income taxes	746,922	530,240	329,779
Income tax expense (benefit)	—	—	—
Net income (loss)	$746,922	$530,240	$329,779

TRITON INTERNATIONAL LIMITED

Parent Company Condensed Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$746,922	$530,240	$329,779
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net (income) loss from subsidiaries	(756,908)	(538,301)	(337,077)
Dividends received from subsidiaries	778,388	293,866	352,903
Share-based compensation expense	1,348	1,268	1,177
Changes in operating assets and liabilities:
Other	(1,374)	(1,236)	(589)
Net cash provided by (used in) operating activities	768,376	285,837	346,193
Cash flows from investing activities:
Investment in subsidiary	—	(169,488)	(145,157)
Net cash provided by (used in) investing activities	—	(169,488)	(145,157)
Cash flows from financing activities:
Issuance of preferred shares, net of underwriting discount	—	169,488	145,275
Purchases of treasury shares	(554,095)	(82,528)	(158,312)
Dividends paid on preferred shares	(52,112)	(45,321)	(40,933)
Dividends paid on common shares	(162,174)	(157,312)	(146,476)
Other	—	(664)	(590)
Net cash provided by (used in) financing activities	(768,381)	(116,337)	(201,036)
Net increase (decrease) in cash and cash equivalents	$(5)	$12	$—
Cash, cash equivalents and restricted cash, beginning of period	13	1	1
Cash, cash equivalents and restricted cash, end of period	$8	$13	$1

SCHEDULE II
TRITON INTERNATIONAL LIMITED
Valuation and Qualifying Accounts
(In thousands)

	For the year ended December 31,
Accounts Receivable-Allowance for doubtful accounts:	2022	2021	2020
Beginning Balance	$1,178	$2,192	$1,276
Additions / (Reversals)	910	(910)	1,082
Write-offs	(13)	(104)	(166)
Ending Balance	$2,075	$1,178	$2,192

S-4