Form 10-Q
period 2023-03-31
Triton International Ltd
filed 2023-05-02
CIK 1660734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 25, 2023, there were 55,062,013 common shares at $0.01 par value per share of the Registrant outstanding.

Triton International Limited

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q of Triton International Limited contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the Securities and Exchange Commission (the "SEC"), or in connection with oral statements made to the press, potential investors or others. All statements, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, future costs, prospects, plans and objectives including any statements relating to the pending transaction with Brookfield Infrastructure Corporation, are forward-looking statements. The words "expect," "estimate," "anticipate," "predict," "believe," "think," "plan," "will," "should," "intend," "seek," "potential" and similar expressions and variations are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
All forward-looking statements address matters that involve risks and uncertainties, many of which are beyond Triton's control. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements and, therefore, you should not place undue reliance on any such statements. These factors include, without limitation, economic, business, competitive, market and regulatory conditions and the following:
•risks relating to the pending acquisition of Triton by Brookfield Infrastructure Corporation (the ”Merger”), including the risk that the proposed Merger may not be completed in a timely manner or at all; the failure to receive, on a timely basis or otherwise, the required approvals of the proposed Merger by Triton’s shareholders; the possibility that any or all of the various conditions to the consummation of the proposed Merger may not be satisfied or waived, including the failure to receive any required regulatory approvals from any applicable governmental entities (or any conditions, limitations or restrictions placed on such approvals); the possibility that competing offers or acquisition proposals for Triton will be made; the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement relating to the proposed Merger, including in circumstances which would require Triton to pay a termination fee; incurring substantial costs related to the proposed Merger; the effect of the announcement, pendency of the proposed Merger, or any failure to successfully complete the proposed Merger on Triton’s ability to attract, motivate or retain key executives and employees, our ability to maintain relationships with customers, vendors and others with whom Triton does business; risks related to the proposed Merger diverting management’s attention from Triton’s ongoing business operations; and the risk of shareholder litigation in connection with the proposed Merger, including resulting expense or delay;
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
•the impact of COVID-19 on our business and financial results;
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
•changes in tax laws in Bermuda, the United States and other countries; and
•other risks and uncertainties, including those listed under the caption "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on February 14, 2023 (the "2022 Annual Report on Form 10-K"), in this Quarterly Report on Form 10-Q and in the other documents we file with the SEC from time to time, and such risks and uncertainties are specifically incorporated herein by reference.

The foregoing list of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein and elsewhere. Any forward-looking statements made in this Form 10-Q are qualified in their entirety by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, Triton or its businesses or operations. Forward-looking statements speak only as of the date the statements are made. Except to the extent required by applicable law, we undertake no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

TRITON INTERNATIONAL LIMITED
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS:
Leasing equipment, net of accumulated depreciation of $4,305,897 and $4,289,259	$9,290,628	$9,530,396
Net investment in finance leases	1,621,341	1,639,831
Equipment held for sale	178,327	138,506
Revenue earning assets	11,090,296	11,308,733
Cash and cash equivalents	92,825	83,227
Restricted cash	103,032	103,082
Accounts receivable, net of allowances of $2,240 and $2,075	249,828	226,554
Goodwill	236,665	236,665
Lease intangibles, net of accumulated amortization of $293,184 and $291,837	5,273	6,620
Other assets	30,814	28,383
Fair value of derivative instruments	92,462	115,994
Total assets	$11,901,195	$12,109,258
LIABILITIES AND SHAREHOLDERS' EQUITY:
Equipment purchases payable	$19,610	$11,817
Fair value of derivative instruments	1,982	2,117
Deferred revenue	315,643	333,260
Accounts payable and other accrued expenses	86,225	71,253
Net deferred income tax liability	412,583	411,628
Debt, net of unamortized costs of $52,068 and $55,863	7,907,392	8,074,820
Total liabilities	8,743,435	8,904,895
Shareholders' equity:
Preferred shares, $0.01 par value, at liquidation preference	730,000	730,000
Common shares, $0.01 par value, 270,000,000 shares authorized, 81,441,414 and 81,383,024 shares issued, respectively	814	814
Undesignated shares, $0.01 par value, 800,000 shares authorized, no shares issued and outstanding	—	—
Treasury shares, at cost, 26,239,401 and 24,494,785 shares, respectively	(1,194,519)	(1,077,559)
Additional paid-in capital	906,644	909,911
Accumulated earnings	2,629,499	2,531,928
Accumulated other comprehensive income (loss)	85,322	109,269
Total shareholders' equity	3,157,760	3,204,363
Total liabilities and shareholders' equity	$11,901,195	$12,109,258
The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Leasing revenues:
Operating leases	$370,348	$388,945
Finance leases	27,375	28,143
Total leasing revenues	397,723	417,088

Equipment trading revenues	19,102	34,120
Equipment trading expenses	(18,033)	(29,979)
Trading margin	1,069	4,141

Net gain on sale of leasing equipment	15,500	28,969

Operating expenses:
Depreciation and amortization	148,435	160,716
Direct operating expenses	23,241	6,220
Administrative expenses	22,864	21,300
Provision (reversal) for doubtful accounts	(1,797)	(27)
Total operating expenses	192,743	188,209
Operating income (loss)	221,549	261,989
Other expenses:
Interest and debt expense	58,824	54,510
Unrealized (gain) loss on derivative instruments, net	(4)	(439)
Debt termination expense	—	36
Other (income) expense, net	(44)	(308)
Total other expenses	58,776	53,799
Income (loss) before income taxes	162,773	208,190
Income tax expense (benefit)	12,960	13,932
Net income (loss)	$149,813	$194,258
Less: dividend on preferred shares	13,028	13,028
Net income (loss) attributable to common shareholders	$136,785	$181,230
Net income per common share—Basic	$2.45	$2.79
Net income per common share—Diluted	$2.44	$2.78
Cash dividends paid per common share	$0.70	$0.65
Weighted average number of common shares outstanding—Basic	55,885	64,887
Dilutive restricted shares	255	267
Weighted average number of common shares outstanding—Diluted	56,140	65,154

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$149,813	$194,258
Other comprehensive income (loss), net of tax:
Change in derivative instruments designated as cash flow hedges	(15,236)	74,017
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges	(8,729)	6,307
Foreign currency translation adjustment	18	(166)
Other comprehensive income (loss), net of tax	(23,947)	80,158
Comprehensive income	125,866	274,416
Less:
Dividend on preferred shares	13,028	13,028
Comprehensive income attributable to common shareholders	$112,838	$261,388

Tax (benefit) provision on change in derivative instruments designated as cash flow hedges	$(505)	$5,546
Tax (benefit) provision on reclassification of (gain) loss on derivative instruments designated as cash flow hedges	$(1,059)	$463

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)
(Unaudited)

	Preferred Shares		Common Shares		Treasury Shares		Add'l Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	29,200,000	$730,000	81,383,024	$814	24,494,785	$(1,077,559)	$909,911	$2,531,928	$109,269	$3,204,363
Share-based compensation	—	—	135,716	1	—	—	2,212	—	—	2,213
Treasury shares acquired	—	—	—	—	1,744,616	(116,960)	—	—	—	(116,960)
Share repurchase to settle shareholder tax obligations	—	—	(77,326)	(1)	—	—	(5,479)	—	—	(5,480)
Net income (loss)	—	—	—	—	—	—	—	149,813	—	149,813
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(23,947)	(23,947)
Common shares dividend declared ($0.70 per share)	—	—	—	—	—	—	—	(39,214)	—	(39,214)
Preferred shares dividend declared	—	—	—	—	—	—	—	(13,028)	—	(13,028)
Balance as of March 31, 2023	29,200,000	$730,000	81,441,414	$814	26,239,401	$(1,194,519)	$906,644	$2,629,499	$85,322	$3,157,760

`	Preferred Shares		Common Shares		Treasury Shares		Add'l Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	29,200,000	$730,000	81,295,366	$813	15,429,499	$(522,360)	$904,224	$2,000,854	$(48,819)	$3,064,712
Share-based compensation	—	—	164,932	2	—	—	2,554	—	—	2,556
Treasury shares acquired	—	—	—	—	1,257,374	(80,166)	—	—	—	(80,166)
Share repurchase to settle shareholder tax obligations	—	—	(93,253)	(1)	—	—	(5,628)	—	—	(5,629)
Net income (loss)	—	—	—	—	—	—	—	194,258	—	194,258
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	80,158	80,158
Common shares dividend declared ($0.65 per share)	—	—	—	—	—	—	—	(42,307)	—	(42,307)
Preferred shares dividend declared	—	—	—	—	—	—	—	(13,028)	—	(13,028)
Balance as of March 31, 2022	29,200,000	$730,000	81,367,045	$814	16,686,873	$(602,526)	$901,150	$2,139,777	$31,339	$3,200,554
The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$149,813	$194,258
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	148,435	160,716
Amortization of deferred debt cost and other debt related amortization	1,945	3,526
Lease related amortization	1,455	3,013
Share-based compensation expense	2,213	2,556
Net (gain) loss on sale of leasing equipment	(15,500)	(28,969)
Unrealized (gain) loss on derivative instruments	(4)	(439)
Debt termination expense	—	36
Deferred income taxes	2,519	5,193
Changes in operating assets and liabilities:
Accounts receivable, net	(25,332)	(23,835)
Deferred revenue	(17,617)	35,237
Accounts payable and other accrued expenses	15,120	4,143
Net equipment sold (purchased) for resale activity	8,724	(7,749)
Cash received (paid) for settlement of interest rate swaps	—	12,178
Cash collections on finance lease receivables, net of income earned	29,666	28,745
Other assets	1,380	10,061
Net cash provided by (used in) operating activities	302,817	398,670
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(35,316)	(511,027)
Proceeds from sale of equipment, net of selling costs	87,585	57,274
Other	(6)	(135)
Net cash provided by (used in) investing activities	52,263	(453,888)
Cash flows from financing activities:
Purchases of treasury shares	(116,655)	(81,720)
Debt issuance costs	—	(5,507)
Borrowings under debt facilities	55,000	932,600
Payments under debt facilities and finance lease obligations	(226,502)	(766,686)
Dividends paid on preferred shares	(13,028)	(13,028)
Dividends paid on common shares	(38,867)	(41,950)
Other	(5,480)	(5,629)
Net cash provided by (used in) financing activities	(345,532)	18,080
Net increase (decrease) in cash, cash equivalents and restricted cash	$9,548	$(37,138)
Cash, cash equivalents and restricted cash, beginning of period	186,309	230,538
Cash, cash equivalents and restricted cash, end of period	$195,857	$193,400
Supplemental disclosures:
Interest paid	$54,008	$39,127
Income taxes paid (refunded)	$214	$137
Supplemental non-cash investing activities:
Equipment purchases payable	$19,610	$56,804
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

Basis of Presentation

The unaudited consolidated financial statements and accompanying notes include the accounts of the Company and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all information and footnotes required by GAAP for complete financial statements.

The interim Consolidated Balance Sheet as of March 31, 2023; the Consolidated Statements of Operations, the Consolidated Statements of Comprehensive Income, and the Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2023 and 2022; and the Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 are unaudited. The Consolidated Balance Sheet as of December 31, 2022, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. The unaudited interim financial statements have been prepared on a basis consistent with the Company's annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company's financial position, results of operations, comprehensive income, shareholders' equity, and cash flows for the periods presented. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The consolidated results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023 or for any other future annual or interim period.

These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022 included in the Company's Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on February 14, 2023. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain changes in presentation have been made to conform the prior period presentation to current period reporting.

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

Concentration of Credit Risk

The Company's equipment leases and trade receivables subject it to potential credit risk. The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis. The Company's three largest customers accounted for 20%, 17%, and 13%, respectively, of the Company's lease billings for the three months ended March 31, 2023.

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

	Three Months Ended March 31,
	2023	2022
Impairment (loss) reversal on equipment held for sale	$(1,033)	$(73)
Gain (loss) on sale of equipment, net of selling costs	16,533	29,042
Net gain on sale of leasing equipment	$15,500	$28,969

Note 3—Intangible Assets

Intangible assets consist of lease intangibles for leases acquired with lease rates above market in a business combination. The following table summarizes the amortization of intangible assets as of March 31, 2023 (in thousands):

Year ending December 31,	Total Intangible Assets
2023 (Remaining 9 months)	$3,310
2024	1,963
Total	$5,273

Amortization expense related to intangible assets was $1.3 million and $2.8 million for the three months ended March 31, 2023, and 2022 respectively.

Note 4—Share-Based Compensation

The Company recognizes share-based compensation expense for share-based payment transactions based on the grant date fair value. The expense is recognized over the employee's requisite service period, which is generally the vesting period of the equity award. The Company recognized share-based compensation expense in administrative expenses of $2.2 million and $2.6 million for the three months ended March 31, 2023 and 2022, respectively. Share-based compensation expense includes charges for performance-based shares and units that are deemed probable to vest.

As of March 31, 2023, the total unrecognized compensation expense related to non-vested restricted share awards and units was $18.2 million, which is expected to be recognized on a straight-line basis through January 2026.

During the three months ended March 31, 2023, the Company issued 135,716 restricted shares, and canceled 77,326 vested shares to settle payroll taxes on behalf of employees. Additional shares may be issued based upon the satisfaction of certain performance criteria.

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

discretion and the timing and amount of any share repurchases will be determined based on share price, market conditions, legal requirements, and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common shares, and the Company may suspend or discontinue the repurchase program at any time.

During the three months ended March 31, 2023, the Company repurchased a total of 1,744,616 common shares at an average price per-share of $67.02 for a total of $116.9 million. As of March 31, 2023, $241.6 million remains available under the Share Repurchase Program.

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company paid the following quarterly dividends on its issued and outstanding Series (in millions except for the per-share amounts):

	Three Months Ended March 31,
	2023		2022
Series	Per Share Payment	Aggregate Payment	Per Share Payment	Aggregate Payment
A(1)	$0.53	$1.8	$0.53	$1.8
B	$0.50	$2.9	$0.50	$2.9
C(1)	$0.46	$3.2	$0.46	$3.2
D(1)	$0.43	$2.6	$0.43	$2.6
E(1)	$0.36	$2.5	$0.36	$2.5
Total		$13.0		$13.0
(1)     Per share payments rounded to the nearest whole cent.

As of March 31, 2023, the Company had cumulative unpaid preferred dividends of $2.2 million.

Note 6—Leases

Lessee

The Company's leases are primarily for multiple office facilities which are contracted under various cancellable and non-cancelable operating leases, most of which provide extension or early termination options. The Company's lease agreements do not contain any residual value guarantees or material restrictive covenants.

As of March 31, 2023, the weighted average implicit rate was 4.08% and the weighted average remaining lease term was 1.6 years.

The following table summarizes the impact of the Company's leases in its financial statements (in thousands):

Balance Sheet	Financial statement caption	March 31, 2023	December 31, 2022
Right-of-use asset - operating	Other assets	$2,461	$3,145
Lease liability - operating	Accounts payable and other accrued expenses	$2,682	$3,465

		Three Months Ended March 31,
Income Statement	Financial statement caption	2023	2022
Operating lease cost(1)	Administrative expenses	$767	$824
(1)     Includes short-term leases that are immaterial.

Cash paid for amounts of lease liabilities included in operating cash flows was $0.8 million and $0.9 million for the three months ended March 31, 2023 and 2022, respectively.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lessor

Operating Leases

As of March 31, 2023, the Company has deferred revenue balances related to operating leases with uneven payment terms. These amounts will be amortized into revenue as follows (in thousands):

Year ending December 31,
2023 (Remaining 9 months)	$56,015
2024	76,295
2025	65,177
2026	42,857
2027	16,821
2028 and thereafter	58,478
Total	$315,643

Finance Leases

The following table summarizes the components of the net investment in finance leases (in thousands):

	March 31, 2023	December 31, 2022
Future minimum lease payment receivable(1)	$2,117,915	$2,161,192
Estimated residual receivable(2)	218,411	218,004
Gross finance lease receivables(3)	2,336,326	2,379,196
Unearned income(4)	(714,985)	(739,365)
Net investment in finance leases(5)	$1,621,341	$1,639,831
(1)     There were no executory costs included in gross finance lease receivables as of March 31, 2023 and December 31, 2022.
(2)     The Company's finance leases generally include a purchase option at nominal amounts that is reasonably certain to be exercised, and therefore, the Company has immaterial residual value risk for assets.
(3)    The gross finance lease receivable is reduced as billed to customers and reclassified to accounts receivable until paid by customers.
(4)     There were no unamortized initial direct costs as of March 31, 2023 and December 31, 2022.
(5)    One major customer represented 90% of the Company's finance lease portfolio as of March 31, 2023 and December 31, 2022. No other customer represented more than 10% of the Company's finance lease portfolio in each of those periods.

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

During the first quarter of 2023, we reversed $1.8 million of a reserve established in 2022 on certain finance leases due to better than expected recoveries. As of March 31, 2023 and December 31, 2022, the Company does not have an allowance on its gross finance lease receivables and does not have any material past due balances.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Debt

The table below summarizes the Company's key terms and carrying value of debt:

	March 31, 2023				December 31, 2022
	Outstanding Borrowings (in thousands)	Contractual Weighted Avg Interest Rate(1)	Maturity Range(1)		Outstanding Borrowings (in thousands)
			From	To
Secured Debt Financings
Asset-backed securitization term instruments	$2,812,965	2.04%	February 2028	February 2031	$2,890,467
Asset-backed securitization warehouse	235,000	6.41%	April 2029	April 2029	320,000
Total secured debt financings	3,047,965				3,210,467
Unsecured Debt Financings
Senior notes	2,900,000	2.11%	August 2023	March 2032	2,900,000
Term loan facilities	1,056,000	6.29%	May 2026	May 2026	1,080,000
Revolving credit facilities	960,000	6.28%	October 2027	October 2027	945,000
Total unsecured debt financings	4,916,000				4,925,000
Total debt financings	7,963,965				8,135,467
Unamortized debt costs	(52,068)				(55,863)
Unamortized debt premiums & discounts	(4,505)				(4,784)
Debt, net of unamortized costs	$7,907,392				$8,074,820
(1)     Data as of March 31, 2023.

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

The Company’s borrowings under the ABS facilities amortize in monthly installments, typically in level payments over five or more years. These facilities provide for an advance rate against the net book values of designated eligible equipment. The net book values for purposes of calculating eligible equipment is determined according to the related debt agreement and may be different than those calculated per GAAP. The Company is required to maintain restricted cash balances on deposit in designated bank accounts equal to three to nine months of interest expense depending on the terms of each facility.

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

The Company's ABS warehouse facility has a borrowing capacity of $1,125.0 million that is available on a revolving basis to April 27, 2025 paying interest at term SOFR plus 1.60%. After the revolving period, borrowings will convert to term notes with a maturity date of April 27, 2029, paying interest at SOFR plus 2.60%.

During the revolving period, the borrowing capacity under this facility is determined by applying an advance rate against the net book values of designated eligible equipment. The net book values for purposes of calculating eligible equipment are determined according to the related debt agreement and may be different than those calculated per GAAP. The Company is required to maintain restricted cash balances on deposit in designated bank accounts equal to three months of interest expense.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior Notes

The Company’s senior notes are unsecured and have maturities ranging from 2 - 10 years and interest payments due semi-annually. The senior notes are pre-payable (in whole or in part) at the Company's option at any time prior to the maturity date, subject to certain provisions in the senior note agreements, including the payment of a make-whole premium in respect to such prepayment.

Term Loan Facility

The Company's term loan facility has a maturity date of May 27, 2026, which amortizes in quarterly installments and has a reference rate of term SOFR plus 1.48%. This facility is subject to covenants customary for unsecured financings of this type, primarily financial covenants that require us to maintain a minimum ratio of unencumbered assets to certain financial indebtedness.

Revolving Credit Facility

The revolving credit facility has a maturity date of October 26, 2027, and has a maximum borrowing capacity of $2,000.0 million. The reference rate is term SOFR plus 1.48%. This facility is subject to covenants customary for unsecured financings of this type, primarily financial covenants that require us to maintain a minimum ratio of unencumbered assets to certain financial indebtedness.

The Company hedges the risks associated with fluctuations in interest rates on a portion of its floating-rate debt by entering into interest rate swap agreements that convert a portion of its floating-rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The following table summarizes the Company's outstanding fixed-rate and floating-rate debt as of March 31, 2023:

	Balance Outstanding (in thousands)	Contractual Weighted Avg Interest Rate	Maturity Range		Weighted Avg Remaining Term
			From	To
Excluding impact of derivative instruments:
Fixed-rate debt	$5,712,965	2.08%	Aug 2023	Mar 2032	4.3 years
Floating-rate debt	$2,251,000	6.30%	May 2026	Apr 2029	3.8 years

Including impact of derivative instruments:
Fixed-rate debt	$5,712,965	2.08%
Hedged floating-rate debt	$1,327,750	3.71%
Total fixed and hedged debt	$7,040,715	2.38%
Unhedged floating-rate debt	$923,250	6.30%
Total debt	$7,963,965	2.84%

The fair value of total debt outstanding was $7,199.3 million and $7,264.7 million as of March 31, 2023 and December 31, 2022, respectively, and was measured using Level 2 inputs.

As of March 31, 2023, the maximum borrowing levels for the ABS warehouse and the revolving credit facilities are $1,125.0 million and $2,000.0 million, respectively. Certain of these facilities are governed by either borrowing bases or an unencumbered asset test that limits borrowing capacity. Based on those limitations, the availability under these credit facilities at March 31, 2023 was approximately $1,334.1 million.

The Company is subject to certain financial covenants under its debt financings. As of March 31, 2023, the Company was in compliance with all financial covenants in accordance with the terms of its debt agreements.

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

Certain assets of the Company's subsidiaries are pledged as collateral for various ABS facilities and the amounts payable under certain derivative agreements. Additionally, the Company may be required to post cash collateral on certain derivative agreements if the fair value of these contracts represents a liability. Any amounts of cash collateral posted are included in Other assets on the Consolidated Balance Sheets and are presented in operating activities of the Consolidated Statements of Cash Flows. As of March 31, 2023, the Company posted cash collateral on derivative instruments of $1.8 million.

Within the next twelve months, we expect to reclassify $40.0 million of net unrealized and realized gains related to derivative instruments designated as cash flow hedges from accumulated other comprehensive income (loss) into earnings.

In the first quarter of 2023, the Company entered into forward starting interest rate swaps with a notional value of $300.0 million that will commence on August 1, 2023 and have a termination date of March 31, 2025. These swaps were designated as cash flow hedges to fix the interest rates on a portion of our floating rate debt.

As of March 31, 2023, the Company had derivative agreements in place to fix interest rates on a portion of the borrowings under its debt facilities with floating interest rates as summarized below:

Derivatives	Notional Amount (in millions)	Weighted Average Fixed Leg (Pay) Interest Rate	Weighted Average Remaining Term
Interest Rate Swap(1)	$1,327.8	2.22%	3.7 years
(1)     Excludes certain interest rate swaps with an effective date in a future period ("forward starting swaps"). Including these instruments will increase total notional amount by $650.0 million and increase the weighted average remaining term to 5.4 years.

The following table summarizes the impact of derivative instruments on the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income on a pretax basis (in thousands):

		Three Months Ended March 31,
	Financial statement caption	2023	2022
Non-Designated Derivative Instruments
Unrealized (gains) losses	Unrealized (gain) loss on derivative instruments, net	$(4)	$(439)
Designated Derivative Instruments
Realized (gains) losses	Interest and debt (income) expense	$(9,788)	$6,770
Unrealized (gains) losses	Comprehensive (income) loss	$15,741	$(79,563)

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Derivative Instruments

The Company presents the fair value of derivative financial instruments on a gross basis as a separate line item on the Consolidated Balance Sheet.

The Company has elected to use the income approach to value its interest rate swap and cap agreements, using Level 2 market expectations at the measurement date and standard valuation techniques to convert future values to a single discounted present value. The Level 2 inputs for the interest rate swap and cap valuations are inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR and swap rates and credit risk at commonly quoted intervals). In response to the expected phase out of LIBOR, the Company continues to work with its counterparties to identify an alternative reference rate. Substantially all of the Company's derivative agreements have fallback provisions that would govern their transition to another benchmark, and the Company also adopted various practical expedients which will facilitate the transition.

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

The following tables summarizes our segment information and the consolidated totals reported (in thousands):

	Three Months Ended March 31,
	2023			2022
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$395,851	$1,872	$397,723	$413,691	$3,397	$417,088
Trading margin	—	1,069	1,069	—	4,141	4,141
Net gain on sale of leasing equipment	15,500	—	15,500	28,969	—	28,969
Depreciation and amortization expense	148,250	185	148,435	160,532	184	160,716
Interest and debt expense	58,568	256	58,824	54,251	259	54,510
Segment income (loss) before income taxes(1)	160,270	2,499	162,769	201,141	6,646	207,787
Purchases of leasing equipment and investments in finance leases(2)	$35,316	$—	$35,316	$511,027	$—	$511,027
(1)    Segment income before income taxes excludes unrealized gains or losses on derivative instruments and debt termination expense. For the three months ended March 31, 2023, the Company recorded an immaterial amount of unrealized losses and did not record any debt termination expense. For the three months ended March 31, 2022, the Company recorded an unrealized gain of $0.4 million and an immaterial amount of debt termination expense.
(2)     Represents cash disbursements for purchases of leasing equipment and investments in finance lease as reflected in the Consolidated Statements of Cash Flows for the periods indicated, but excludes cash flows associated with the purchase of equipment held for resale.

	March 31, 2023			December 31, 2022
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Equipment held for sale	$142,869	$35,458	$178,327	$97,463	$41,043	$138,506
Goodwill	220,864	15,801	236,665	220,864	15,801	236,665
Total assets	$11,811,055	$90,140	$11,901,195	$12,010,654	$98,604	$12,109,258

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table summarizes the geographic allocation of total leasing revenues based on customers' primary domicile (in thousands):

	Three Months Ended March 31,
	2023	2022
Total leasing revenues:
Asia	$140,235	$149,986
Europe	208,126	220,106
Americas	34,393	34,209
Bermuda	1,367	630
Other International	13,602	12,157
Total	$397,723	$417,088

Since the majority of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, all of the Company's long-lived assets are considered to be international.

The following table summarizes the geographic allocation of equipment trading revenues based on the location of the sale (in thousands):

	Three Months Ended March 31,
	2023	2022
Total equipment trading revenues:
Asia	$7,627	$13,908
Europe	3,408	8,962
Americas	6,649	10,187
Bermuda	—	—
Other International	1,418	1,063
Total	$19,102	$34,120

Note 10—Commitments and Contingencies

Container Equipment Purchase Commitments

As of March 31, 2023, the Company had commitments to purchase equipment in the amount of $40.8 million to be paid in 2023.

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Income Taxes

The following table summarizes the Company's effective tax rate:

	Three Months Ended March 31,
	2023	2022
Effective Income Tax Rate	8.0%	6.7%

The Company has computed the provision for income taxes based on the estimated annual effective tax rate and the application of discrete items, if any, in the applicable period. The increase in the effective tax rate for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to an increased proportion of the Company's income generated in higher tax jurisdictions.

Note 12—Related Party Transactions

The Company holds a 50% interest in TriStar Container Services (Asia) Private Limited ("TriStar"), which is primarily engaged in the selling and leasing of container equipment in the domestic and short sea markets in India.  The Company's equity investment in TriStar is included in Other assets on the Consolidated Balance Sheets. The Company received payments on finance leases with TriStar of $0.5 million for both the three months ended March 31, 2023 and 2022. The Company has a direct finance lease balance with TriStar of $7.0 million and $7.4 million as of March 31, 2023 and December 31, 2022, respectively.

Note 13—Subsequent Events

On April 11, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Brookfield Infrastructure Corporation, a corporation organized under the laws of British Columbia (“BIPC”), Thanos Holdings Limited, an exempted company limited by shares incorporated under the laws of Bermuda (“Parent”) and Thanos MergerSub Limited, an exempted company limited by shares incorporated under the laws of Bermuda and a subsidiary of Parent (“Merger Sub”). Under the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Triton (the “Merger”), with Triton surviving the Merger as a direct subsidiary of Parent and an indirect subsidiary of BIPC.

Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each common share of the Company issued and outstanding immediately prior to the Effective Time (other than (A) common shares owned by the Company or any of its wholly owned subsidiaries, (B) common shares owned by BIPC, Parent, Merger Sub or any of their wholly owned subsidiaries and (C) any dissenting common shares), will be canceled and automatically converted into the right to receive $68.50 per common share in cash and $16.50 per common share in Class A exchangeable subordinate voting shares of BIPC (“BIPC Shares”), based on the volume weighted average price of BIPC Shares for the 10 trading days ending April 11, 2023 (the “Merger Consideration”). The stock portion of the Merger Consideration will be subject to a collar mechanism based on the volume weighted average price of BIPC Shares on the New York Stock Exchange (the “NYSE”) over the 10 trading days ending on the second trading day prior to the Effective Time (the “BIPC Final Stock Price”). If the BIPC Final Stock Price is greater than or equal to $42.36 but less than or equal to $49.23, our shareholders will receive a number of BIPC Shares between 0.3352 and 0.3895 per common share equal to $16.50 in value. Our shareholders will receive 0.3895 BIPC Shares per common share if the BIPC Final Stock Price is below $42.36, and 0.3352 BIPC Shares per common share if the BIPC Final Stock Price is above $49.23. Our shareholders will have the option to elect to receive their consideration in cash, BIPC Shares or the mixture described above, subject to pro rata cut backs to the extent cash or BIPC Shares are oversubscribed.

The Merger, which is expected to close in the fourth quarter of 2023, is subject to the receipt of required regulatory approvals and other customary closing conditions, including approval by the Company’s shareholders. If the transaction is consummated, our common shares will be delisted from the NYSE and deregistered under the Exchange Act. Immediately following the closing of the Merger, our Series A-E cumulative redeemable perpetual preference shares will remain outstanding as an obligation of the Company and are expected to remain listed on the NYSE.

In connection with the Merger, the Company suspended its share repurchase program after the close of business on April 6, 2023.

In connection with the Merger, on April 28, 2023, the Company, as guarantor, and its wholly-owned subsidiaries, Triton Container International Limited and TAL International Container Corporation, as borrowers (the "Borrowers"), entered into

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consents and second amendments to the Borrowers’ (a) term loan facility with PNC Bank, National Association, as administrative agent, and various lenders party thereto (the "Term Loan Consent and Amendment") and (b) revolving credit facility (together with the term loan facility, the “Debt Facilities”) with Bank of America, N.A., as administrative agent, and various lenders party thereto (the "Revolver Consent and Amendment" and together with the Term Loan Consent and Amendment, the "Consents and Amendments"). Pursuant to the Consents and Amendments, contingent upon and effective as of the Effective Time, the definition of “Change of Control” in the Debt Facilities is amended to exclude any transaction pursuant to which more than 50% of the total of all voting stock of the Company is owned or continues to be owned directly or indirectly by Brookfield (as defined in the Consents and Amendments). Additionally, pursuant to the Consents and Amendments, the lenders party to the Debt Facilities (x) consented to the Merger, and (y) agreed that the Merger Agreement and Merger do not constitute a breach, potential default or default or give rise to any other right under the Debt Facilities.

For additional information on the Merger, see "Risks Related to the Merger" under the caption "Risk Factors" in this Quarterly Report on Form 10-Q.

On April 27, 2023, the Company's Board of Directors approved and declared a quarterly cash dividend of $0.70 per share on its issued and outstanding common shares, payable on June 22, 2023 to holders of record at the close of business on June 8, 2023.

On April 27, 2023, the Company's Board of Directors also approved and declared a cash dividend on its issued and outstanding preferred shares, payable on June 15, 2023 to holders of record at the close of business on June 8, 2023 as follows:

Preferred Share Offering	Dividend Rate	Dividend Per Share
Series A	8.500%	$0.5312500
Series B	8.000%	$0.5000000
Series C	7.375%	$0.4609375
Series D	6.875%	$0.4296875
Series E	5.750%	$0.3593750

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements included in our 2022 Annual Report on Form 10-K. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties discussed under "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" in our 2022 Annual Report on Form 10-K, in this Quarterly Report on Form 10-Q and in any subsequent Quarterly Reports on Form 10-Q to be filed by us, as well as in the other documents we file with the SEC from time to time. Our actual results may differ materially from those contained in or implied by any forward-looking statements. References in this Quarterly Report on Form 10-Q to the "Company," "Triton," "we," "us" and "our" refer to Triton International Limited and, where appropriate, its consolidated subsidiaries.

Our Company

Triton is the world's largest lessor of intermodal containers. Intermodal containers are large, standardized steel boxes used to transport freight by ship, rail or truck. Because of the handling efficiencies they provide, intermodal containers are the primary means by which many goods and materials are shipped internationally. We also lease chassis, which are used for the transportation of containers.

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

Recent Developments
Brookfield Infrastructure Transaction

On April 11, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Brookfield Infrastructure Corporation, a corporation organized under the laws of British Columbia (“BIPC”), Thanos Holdings Limited, an exempted company limited by shares incorporated under the laws of Bermuda (“Parent”) and Thanos MergerSub Limited, an exempted company limited by shares incorporated under the laws of Bermuda and a subsidiary of Parent (“Merger Sub”). Under the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Triton (the “Merger”), with Triton surviving the Merger as a direct subsidiary of Parent and an indirect subsidiary of BIPC.

Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each common share of the Company issued and outstanding immediately prior to the Effective Time (other than (A) common shares owned by the Company or any of its wholly owned subsidiaries, (B) common shares owned by BIPC, Parent, Merger Sub or any of their wholly owned subsidiaries and (C) any dissenting common shares), will be canceled and automatically converted into the right to receive $68.50 per common share in cash and $16.50 per common share in BIPC Shares, based on the volume weighted average price of BIPC Shares for the 10 trading days ending April 11, 2023 (the “Merger Consideration”). The stock portion of the Merger Consideration will be subject to a collar mechanism based on the volume weighted average price of BIPC Shares on the New York Stock Exchange (the “NYSE”) over the 10 trading days ending on the second trading day prior to the Effective Time (the “BIPC Final Stock Price”). If the BIPC Final Stock Price is greater than or equal to $42.36 but less than or equal to $49.23, our shareholders will receive a number of BIPC Shares between 0.3352 and 0.3895 per common share equal to $16.50 in value. Our shareholders will receive 0.3895 BIPC Shares per common share if the BIPC Final Stock Price is below $42.36, and 0.3352 BIPC Shares per common share if the BIPC Final Stock Price is above $49.23. Our shareholders will have the option to elect to receive their consideration in cash, BIPC Shares or the mixture described above, subject to pro rata cut backs to the extent cash or BIPC Shares are oversubscribed.

The Merger, which is expected to close in the fourth quarter of 2023, is subject to the receipt of required regulatory approvals and other customary closing conditions, including approval by our shareholders. If the transaction is consummated, our common shares will be delisted from the NYSE and deregistered under the Exchange Act. Immediately following the closing of the Merger, our Series A-E cumulative redeemable perpetual preference shares will remain outstanding as an obligation of the Company and are expected to remain listed on the NYSE.

For additional information on the Merger, see "Risks Related to the Merger" under the caption “Risk Factors” in this Quarterly Report on Form 10-Q.

Operations

Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of March 31, 2023, our total fleet consisted of 4.1 million containers and chassis, representing 7.1 million twenty-foot equivalent units ("TEU") or 7.8 million cost equivalent units ("CEU"). We have an extensive global presence, offering leasing services through a worldwide network of local offices and utilize third-party container depots spread across 46 countries to provide customers global access to our container fleet. Our primary customers include the world's largest container shipping lines. For the three months ended March 31, 2023, our twenty largest customers accounted for 84% of our lease billings, our five largest customers accounted for 63% of our lease billings, and our three largest customers accounted for 20%, 17%, and 13%, respectively of our lease billings.

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

The following tables summarize our equipment fleet as of March 31, 2023, December 31, 2022 and March 31, 2022 indicated in units, TEU and CEU. CEU and TEU are standard industry measures of fleet size and are used to measure the quantity of containers that make up our revenue earning assets:

	Equipment Fleet in Units			Equipment Fleet in TEU
	March 31, 2023	December 31, 2022	March 31, 2022	March 31, 2023	December 31, 2022	March 31, 2022
Dry	3,729,800	3,784,386	3,850,167	6,378,308	6,458,705	6,546,249
Refrigerated	225,208	227,628	234,274	437,784	442,489	455,261
Special	93,526	92,379	92,184	171,630	169,290	168,687
Tank	12,156	12,000	11,734	12,156	12,000	11,734
Chassis	27,616	27,937	23,711	52,198	52,744	44,272
Equipment leasing fleet	4,088,306	4,144,330	4,212,070	7,052,076	7,135,228	7,226,203
Equipment trading fleet	46,241	48,328	56,161	74,636	79,102	90,090
Total	4,134,547	4,192,658	4,268,231	7,126,712	7,214,330	7,316,293

	Equipment Fleet in CEU (1)
	March 31, 2023	December 31, 2022	March 31, 2022
Operating leases	7,058,868	7,147,332	7,250,246
Finance leases	665,024	662,822	666,690
Equipment trading fleet	70,348	75,697	85,686
Total	7,794,240	7,885,851	8,002,622
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

The following table summarizes the percentage of our equipment fleet in terms of units and CEU as of March 31, 2023:

Equipment Type	Percentage of total fleet in units	Percentage of total fleet in CEU
Dry	90.1%	71.4%
Refrigerated	5.5	21.4
Special	2.3	3.1
Tank	0.3	1.3
Chassis	0.7	1.9
Equipment leasing fleet	98.9%	99.1%
Equipment trading fleet	1.1	0.9
Total	100.0%	100.0%

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

We categorize our operating leases as either long-term leases or service leases. Some leases have contractual terms that have features reflective of both long-term and service leases. We classify such leases as either long-term or service leases, depending upon which features we believe are predominant. For example, some leases that provide redelivery flexibility during the lease term are classified as long-term leases in cases where lessees have made large upfront payments to reduce their lease payment during the lease term or in cases where lessees will incur significant redelivery fees if containers are returned during the lease term. Such leases are generally considered to be long-term leases based on the expected on-hire time and the economic protection achieved by the lease economics.

We also have expired long-term leases whose fixed terms have ended but for which the related units remain on-hire and for which we continue to receive rental payments pursuant to the terms of the initial contract.

The following tables summarize our lease portfolio by lease type, based on CEU on-hire as of March 31, 2023, December 31, 2022 and March 31, 2022:

Lease Portfolio by CEU	March 31, 2023	December 31, 2022	March 31, 2022
Long-term leases	70.0%	72.4%	72.4%
Finance leases	9.2	9.0	8.6
Subtotal	79.2	81.4	81.0
Service leases	6.8	6.7	5.0
Expired long-term leases, non-sale age (units on hire)	7.1	6.8	6.9
Expired long-term leases, sale-age (units on hire)	6.9	5.1	7.1
Total	100.0%	100.0%	100.0%
Weighted average remaining contractual term in months for long-term and finance leases	59	59	61

Lease Portfolio by Net Book Value	March 31, 2023	December 31, 2022	March 31, 2022
Long-term leases	71.7%	72.8%	73.0%
Finance leases	15.7	15.4	15.0
Subtotal	87.4	88.2	88.0
Service leases	4.3	4.2	3.7
Expired long-term leases, non-sale age (units on hire)	5.0	5.0	4.9
Expired long-term leases, sale-age (units on hire)	3.3	2.6	3.4
Total	100.0%	100.0%	100.0%
Weighted average remaining contractual term in months for long-term and finance leases	75	76	79

Operating Performance

We maintained a high level of operating and financial performance in the first quarter of 2023, though market conditions continued to be slow.

Fleet size. As of March 31, 2023, the net book value of our revenue earning assets was $11.1 billion, a decrease of 1.9% compared to December 31, 2022 and a decrease of 5.4% compared to March 31, 2022. The decrease in our fleet size was primarily due to limited procurement in 2022, which has continued into the first quarter of 2023. Market conditions weakened in the second half of 2022 and lease demand remained low during the first quarter of 2023. Through April 25, 2023, we have invested $98.2 million in containers for delivery in 2023.

Utilization. Our average utilization was 97.6% for the first quarter of 2023, a decrease of 0.8% compared to the fourth quarter of 2022. The decrease in our utilization is due to increased drop-off volumes and limited pick up activity as the result of weak lease demand. Our ending utilization was 97.2% as of March 31, 2023 and currently stands at 97.1%.

The following tables summarize our equipment fleet utilization for the periods indicated below. Utilization is computed by dividing our total units on lease (in CEU) by the total units in our fleet (in CEU), excluding new units not yet leased and off-hire units designated for sale:

	Quarter Ended
	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Average Utilization	97.6%	98.4%	99.1%	99.4%	99.6%
Ending Utilization	97.2%	98.1%	98.8%	99.3%	99.5%

Average lease rates. Average lease rates for our dry container product line decreased by 0.5% from the fourth quarter of 2022 primarily due to the impact of lease extension transactions concluded with rates below our portfolio average. New container prices decreased during 2022 from the record levels reached in 2021, and new container prices and market lease rates for new containers were slightly above the average lease rates in our portfolio in the first quarter of 2023.

Average lease rates for our refrigerated container product line continued to decrease in the first quarter of 2023. We have been experiencing larger differences in lease rates for older refrigerated containers compared to rates on new equipment, and we expect our average lease rates for refrigerated containers will continue to gradually trend down.

The average lease rates for special containers decreased by 0.9% in the first quarter of 2023 compared to the fourth quarter of 2022.

Interest and Debt Expense.    Our interest expense decreased in the first quarter of 2023 compared to the fourth quarter of 2022 reflecting a decrease in our average debt balance, partially offset by an increase in our effective interest rate. Our average debt balance decreased 2.79% in the first quarter as a result of our limited investment in new containers in 2022 and the first quarter of 2023. Our effective rate increased 6 basis points to 2.93% in the first quarter due to the increase in interest rates on our floating-rate debt.

Equipment disposals. Equipment disposal gains decreased in the first quarter due to a decrease in selling prices partially offset by an increase in disposal volumes. The decrease in used container sale prices reflected a decrease in new container prices, decreased demand for one-way cargo and an increased supply of used containers available for sale. Our disposal volumes increased in the first quarter of 2023 due to increased redeliveries and an increase in our inventory of containers available for sale.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, borrowings under our credit facilities and proceeds from other financing activities. Our principal uses of cash include capital expenditures, debt service, dividends, and share repurchases.

For the trailing twelve months ended March 31, 2023, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment, was $2,116.1 million. In addition, as of March 31, 2023, we had $92.8 million of unrestricted cash and cash equivalents and $1,930.0 million of borrowing capacity remaining under our existing credit facilities.

As of March 31, 2023, our cash commitments in the next twelve months include $1,006.8 million of scheduled principal payments on our existing debt facilities and $60.4 million of committed but unpaid capital expenditures, primarily for the purchase of equipment.

We believe that cash provided by operating activities, existing cash, proceeds from the sale of our leasing equipment, and availability under our credit facilities will be sufficient to meet our obligations over the next twelve months and beyond.

Capital Activity

During the three months ended March 31, 2023, the Company paid dividends on preferred shares of $13.0 million and paid dividends on common shares of $38.9 million.

During the three months ended March 31, 2023, the Company repurchased a total of 1,744,616 common shares at an average price per share of $67.02 for a total cost of $116.9 million under its share repurchase program.

For additional information on the share repurchase program and dividends, please refer to Note 5 - “Other Equity Matters” in the Notes to the Unaudited Consolidated Financial Statements.

Debt Activity

We may, from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases or exchanges, if any, may be funded from operating cash flows or other sources, will be on such terms and at prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Credit Ratings

Our investment-grade corporate and long-term debt credit ratings enable us to lower our cost of funds and broaden our access to attractively priced capital. While a ratings downgrade, on its own, would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of our financings. Additionally, under the terms of our senior notes, certain ratings downgrades following public announcement of a change of control, as more fully described in the relevant agreements governing those instruments, could give holders of those notes certain redemption rights. The Company's long-term debt and corporate ratings of BBB- from both S&P Global Ratings and Fitch Ratings remained unchanged in the first quarter of 2023. Following the announcement of the Merger, S&P Global Ratings placed our credit rating on CreditWatch with positive implications.

Debt Agreements

As of March 31, 2023, our outstanding indebtedness was comprised of the following (amounts in millions):

	March 31, 2023
	Outstanding Borrowings	Maximum Borrowing Level
Secured Debt Financings
Asset-backed securitization term instruments	$2,813.0	$2,813.0
Asset-backed securitization warehouse	235.0	1,125.0
Total secured debt financings	3,048.0	3,938.0
Unsecured Debt Financings
Senior notes	2,900.0	2,900.0
Term loan facilities	1,056.0	1,056.0
Revolving credit facilities	960.0	2,000.0
Total unsecured debt financings	4,916.0	5,956.0
Total debt financings	7,964.0	9,894.0
Unamortized debt costs	(52.1)	—
Unamortized debt premiums & discounts	(4.5)	—
Debt, net of unamortized costs	$7,907.4	$9,894.0

The maximum borrowing levels depicted in the table above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by either borrowing bases or an unencumbered asset test that limits borrowing capacity. Based on those limitations, the availability under these credit facilities at March 31, 2023 was approximately $1,334.1 million.

As of March 31, 2023, we had a combined $7,040.7 million of total debt on facilities with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap contracts. This accounts for 88% of our total debt. The following table summarizes the weighted average interest rates and remaining terms on this portion of our debt:

	Balance Outstanding (in millions)	Contractual Weighted Avg Interest Rate	Weighted Avg Remaining Term

Fixed-rate debt	$5,713.0	2.08%	4.3 years
Hedged floating-rate debt	1,327.7	3.71%	3.7 years
Total fixed and hedged debt	$7,040.7	2.38%	4.2 years

Pursuant to the terms of certain debt agreements, we are required to maintain certain amounts in restricted cash accounts. As of March 31, 2023, we had restricted cash of $103.0 million.

For additional information on our debt, please refer to Note 7 - "Debt" in the Notes to the Unaudited Consolidated Financial Statements.

Debt Covenants

We are subject to certain financial covenants related to leverage and interest coverage as defined in our debt agreements. Failure to comply with these covenants could result in a default under the related credit agreements and the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors. As of March 31, 2023, we were in compliance with all such covenants.

Cash Flow

The following table sets forth certain cash flow information for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Variance
Net cash provided by (used in) operating activities	$302,817	$398,670	$(95,853)
Net cash provided by (used in) investing activities	$52,263	$(453,888)	$506,151
Net cash provided by (used in) financing activities	$(345,532)	$18,080	$(363,612)

Operating Activities

Net cash provided by operating activities decreased by $95.9 million to $302.8 million in the three months ended March 31, 2023 compared to $398.7 million in the same period in 2022. The decrease is primarily due to lower profitability in the first quarter of 2023 of $49.0 million and the impact of large prepayments on certain leases in the prior year that did not occur in the current period.

Investing Activities

Net cash provided by investing activities was $52.3 million in the three months ended March 31, 2023 compared to net cash used in investing activities of $453.9 million in the same period in 2022. The change was primarily due to a $475.7 million decrease in equipment purchases. In addition, disposal proceeds increased by $30.3 million in the first quarter of 2023.

Financing Activities

Net cash used in financing activities was $345.5 million in the three months ended March 31, 2023, compared to net cash provided by financing activities of $18.1 million in the same period in 2022. The change was primarily due to a $337.4 million change in debt activity from net borrowings to net debt repayments due to the decrease in equipment purchases and related financing requirements. In addition we paid $116.7 million for share repurchases in the first quarter of 2023, which represents a $34.9 million increase from the first quarter of 2022.

Results of Operations

The following table summarizes our comparative results of operations for the three months ended March 31, 2023 and 2022 (in thousands).

	Three Months Ended March 31,
	2023	2022	Variance
Leasing revenues:
Operating leases	$370,348	$388,945	$(18,597)
Finance leases	27,375	28,143	(768)
Total leasing revenues	397,723	417,088	(19,365)

Equipment trading revenues	19,102	34,120	(15,018)
Equipment trading expenses	(18,033)	(29,979)	11,946
Trading margin	1,069	4,141	(3,072)

Net gain (loss) on sale of leasing equipment	15,500	28,969	(13,469)

Operating expenses:
Depreciation and amortization	148,435	160,716	(12,281)
Direct operating expenses	23,241	6,220	17,021
Administrative expenses	22,864	21,300	1,564
Provision (reversal) for doubtful accounts	(1,797)	(27)	(1,770)
Total operating expenses	192,743	188,209	4,534
Operating income (loss)	221,549	261,989	(40,440)
Other expenses:
Interest and debt expense	58,824	54,510	4,314
Unrealized (gain) loss on derivative instruments, net	(4)	(439)	435
Debt termination expense	—	36	(36)
Other (income) expense, net	(44)	(308)	264
Total other expenses	58,776	53,799	4,977
Income (loss) before income taxes	162,773	208,190	(45,417)
Income tax expense (benefit)	12,960	13,932	(972)
Net income (loss)	$149,813	$194,258	$(44,445)
Less: dividend on preferred shares	13,028	13,028	—
Net income (loss) attributable to common shareholders	$136,785	$181,230	$(44,445)

Comparison of the Three months ended March 31, 2023 and 2022

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

	Three Months Ended March 31,
	2023	2022	Variance
Leasing revenues:
Operating leases
Per diem revenues	$352,180	$377,514	$(25,334)
Fee and ancillary revenues	18,168	11,431	6,737
Total operating lease revenues	370,348	388,945	(18,597)
Finance leases	27,375	28,143	(768)
Total leasing revenues	$397,723	$417,088	$(19,365)

Total leasing revenues were $397.7 million for the three months ended March 31, 2023 compared to $417.1 million in the same period in 2022, a decrease of $19.4 million.

Per diem revenues were $352.2 million for the three months ended March 31, 2023 compared to $377.5 million in the same period in 2022, a decrease of $25.3 million, primarily due to a decrease of approximately 0.5 million CEU in the average number of containers on-hire.

Fee and ancillary lease revenues were $18.2 million for the three months ended March 31, 2023 compared to $11.4 million in the same period in 2022, an increase of $6.8 million, primarily due to an increase in repair and handling revenue due to a higher volume of redeliveries.

Finance lease revenues were $27.4 million for the three months ended March 31, 2023 compared to $28.1 million in the same period in 2022, a decrease of $0.7 million. This decrease is primarily due to an early buyout of containers under a finance lease in the fourth quarter of 2022.

Trading margin.    Trading margin was $1.1 million for the three months ended March 31, 2023 compared to $4.1 million in the same period in 2022, a decrease of $3.0 million. Container selling margins decreased in 2023 as a result of a decrease in selling prices.

Net gain (loss) on sale of leasing equipment.    Gain on sale of equipment was $15.5 million for the three months ended March 31, 2023 compared to $29.0 million in the same period in 2022, a decrease of $13.5 million. The decrease was primarily due to a 50% decrease in the average sales price of used dry containers, partially offset by a 160% increase in sales volume.

Depreciation and amortization.    Depreciation and amortization was $148.4 million for the three months ended March 31, 2023 compared to $160.7 million in the same period in 2022, a decrease of $12.3 million. The primary reasons for the decrease are as follows:
•$15.5 million decrease due to an increase in the number of containers that have become fully depreciated or reclassified to assets held for sale; partially offset by
•$4.0 million increase due to new production units placed on hire during 2022 that have a full quarter of depreciation in 2023.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, store equipment when it is not on lease and reposition equipment from locations with weak leasing demand. Direct operating expenses were $23.2 million for the three months ended March 31, 2023 compared to $6.2 million in the same period in 2022, an increase of $17.0 million. The primary reasons for the increase are as follows:
•$11.5 million increase in storage expense resulting from an increase in the number of idle units; and
•$5.0 million increase in repair and handling expense primarily due to a higher volume of drop-off activity

Administrative expenses.    Administrative expenses were $22.9 million for the three months ended March 31, 2023 compared to $21.3 million in the same period in 2022, an increase of $1.6 million, primarily due to an increase in compensation costs and benefits and travel related expenses.

Provision (reversal) for doubtful accounts.    Reversal for doubtful accounts was $1.8 million for the three months ended March 31, 2023 compared to an immaterial reversal in the same period in 2022. In the first quarter of 2023, we reversed $1.8 million of a reserve established in 2022 due to better than expected recoveries.

Interest and debt expense.    Interest and debt expense was $58.8 million for the three months ended March 31, 2023, compared to $54.5 million in the same period in 2022, an increase of $4.3 million. The primary reasons for the increase are as follows:
•$8.6 million increase due to an increase in the average effective interest rate to 2.93% from 2.50%; partially offset by
•$4.2 million decrease due to a decrease in the average debt balance of $674.1 million.
Income taxes. Income tax expense was $13.0 million for the three months ended March 31, 2023 compared to $13.9 million in the same period in 2022, a decrease of $0.9 million. The Company's effective tax rate was 8.0% for the three months ended March 31, 2023 compared to 6.7% in the same period in 2022. The decrease in income tax expense was primarily the result of a decrease in pre-tax income partially offset by an increase in the portion of income generated in higher tax jurisdictions in the three months ended March 31, 2023.

Contractual Obligations

We are party to various operating and finance leases and are obligated to make payments related to our borrowings. We are also obligated under various commercial commitments, including payment obligations to our equipment manufacturers.

The following table summarizes our contractual commitments and obligations as of March 31, 2023 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Contractual Obligations by Period
Contractual Obligations:	Total	Remaining 2023	2024	2025	2026	2027	2028 and thereafter
	(dollars in millions)
Principal debt obligations	$7,964.0	$905.1	$906.8	$423.7	$1,727.6	$1,347.5	$2,653.3
Interest on debt obligations(1)	993.7	175.6	209.3	194.1	150.5	109.3	154.9
Operating leases (mainly facilities)	18.7	1.8	2.1	1.7	1.6	1.3	10.2
Purchase obligations:
Equipment purchases payable	19.6	19.6	—	—	—	—	—
Equipment purchase commitments	40.8	40.8	—	—	—	—	—
Total contractual obligations	$9,036.8	$1,142.9	$1,118.2	$619.5	$1,879.7	$1,458.1	$2,818.4
(1)Amounts include actual interest for fixed debt, estimated interest for floating-rate debt and interest rate swaps.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. For a discussion of our critical accounting estimates, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form 10-K. There have been no significant changes to our critical accounting estimates since our 2022 Annual Report on Form 10-K.

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

As of March 31, 2023, we had derivative agreements in place to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Derivatives	Notional Amount (in millions)	Weighted Average Fixed Leg (Pay) Interest Rate	Weighted Average Remaining Term
Interest Rate Swap(1)	$1,327.8	2.22%	3.7 years
(1)     Excludes certain interest rate swaps with an effective date in a future period ("forward starting swaps"). Including these instruments will increase total notional amount by $650.0 million and increase the weighted average remaining term to 5.4 years.

Our derivative agreements are designated as cash flow hedges for accounting purposes. Any unrealized gains or losses related to the changes in fair value are recognized in accumulated other comprehensive income and reclassified to interest and debt expense as they are realized. As of March 31, 2023, we have certain interest rate cap agreements that are non-designated derivatives and changes in fair value are recognized as unrealized (gain) loss on derivative instruments, net, on the Statements of Operations.

Approximately 88% of our debt is either fixed or hedged using derivative instruments which helps mitigate the impact of changes in short-term interest rates. A 100 basis point increase in the interest rates on our unhedged debt (Term SOFR) would result in an increase of approximately $7.4 million in interest expense over the next 12 months.

Foreign currency exchange rate risk

Although we have significant foreign-based operations, the majority of our revenues and our operating expenses are denominated in U.S. dollars. However, we pay our non-U.S. employees in local currencies and certain operating expenses are denominated in foreign currencies. Net foreign currency exchange (gains) losses were immaterial for the three months ended March 31, 2023 and 2022.

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2023. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded, as of March 31, 2023, that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2023, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Effective January 1, 2023, the Company implemented a new enterprise resource planning (“ERP”) system for general ledger, accounts receivable and accounts payable that replaced legacy systems in which our financial transactions were processed and recorded. We continue to review and enhance the design and documentation of our internal control over financial reporting. To date, the implementation, integration and transition have not materially affected our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS.

Our business is subject to numerous risks. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the caption "Risk Factors” in our 2022 Annual Report on Form 10-K, as supplemented and updated by the risk factors below. These factors could materially adversely affect our business, financial condition, results of operations and cash flows, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report on Form 10-Q.

Risks Related to the Merger

The announcement and pendency of the Merger may have an adverse effect on our business results. The Merger may also not be completed on the terms or timeline currently contemplated or at all, which could adversely affect our stock price, business, financial condition and results of operations.

The Merger Agreement contains a number of customary conditions to complete the Merger, including: (i) the approval of the Merger Agreement by our shareholders; (ii) receipt of certain required regulatory approvals and the expiration or termination of any waiting period (and any extension thereof) applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; (iii) the receipt of clearance from the Committee on Foreign Investment in the United States; (iv) the absence of an injunction or law restraining, enjoining, rendering illegal or otherwise prohibiting consummation of the Merger; (v) the SEC having declared effective registration statements with respect to the BIPC Shares issuable to our shareholders, and the units such stock consideration is exchangeable into, and no stop order or similar restraining order by the SEC suspending the effectiveness of a registration statement being in effect; (vi) the authorization for listing on the NYSE and conditional approval for listing on the Toronto Stock Exchange for the BIPC Shares issuable to our shareholders; (vii) subject to customary materiality qualifiers, the accuracy of the representations and warranties contained in the Merger Agreement; (viii) the absence of any Company Material Adverse Effect (as defined in the Merger Agreement); (ix) the absence of any Parent Burdensome Condition (as defined in the Merger Agreement); and (x) performance in all material respects by the other party of its covenants under the Merger Agreement.

While it is currently anticipated that the Merger will be consummated in the fourth quarter of 2023, there can be no assurance that the foregoing conditions will be satisfied on a timely basis or at all, or that an event, effect, development of change will not transpire that could delay or prevent these conditions from being satisfied. If the Merger is not consummated, the trading price of our common shares may decline to the extent that the market price of our common shares reflects the assumptions that the Merger will be consummated and the related benefits will be realized. We may also be subject to additional risks in connection with the announcement and pendency of the Merger and if the Merger is not completed, including:

•we may be required to pay Parent a termination fee of approximately $141.4 million in certain circumstances;
•the Merger Agreement places certain restrictions on the conduct of our business prior to completion of the Merger, and such restrictions, the waiver of which is subject to the consent of Parent, may prevent us from making capital expenditures or disposing of equipment beyond certain levels, incurring certain indebtedness, making certain acquisitions, entering into or amending certain contracts, retaining and hiring certain personnel, taking other specified actions or otherwise pursuing business opportunities during the pendency of the Merger that we would have made, taken or pursued if these restrictions were not in place;
•matters relating to the Merger will require substantial commitments of time and attention by our management and the incurring of significant costs, including financial advisory and other professional fees and expenses, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company; and

•our employees, customers, vendors and suppliers may experience uncertainties about the effects of the Merger. It is possible that some customers, vendors, suppliers and other parties with whom we have a business relationship may delay or defer certain business decisions or change their relationship with us as a result of the Merger. Similarly, current and future employees may experience uncertainty about their future roles with us following completion of the Merger, which may adversely affect our ability to attract and retain key employees.

In addition, we could be subject to litigation related to any failure to complete the Merger or related to any proceeding to specifically enforce our performance obligations under the Merger Agreement. If any of these risks materialize, they may materially and adversely affect our business, financial condition, financial results and share prices.

The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire us prior to the completion of the Merger.

The Merger Agreement contains certain customary provisions that restrict our ability to solicit, or engage in discussions or negotiations regarding, alternative acquisition proposals from third parties prior to the completion of the Merger. Upon termination of the Merger Agreement under specified circumstances, including if we terminate the Merger Agreement to enter into an alternative acquisition agreement with respect to a Superior Proposal or Parent terminates the Merger Agreement as a result of our Board of Directors changing its recommendation, we will be required to pay to Parent a termination fee of $141,382,000 plus additional costs and expenses. These provisions might discourage an otherwise interested third party from considering or proposing an acquisition of us, even one that may be of greater value to our shareholders than the Merger. Furthermore, even if a third party elects to propose an acquisition, our financial liability to Parent may result in that third party offering a lower value to our shareholders than the third party might otherwise have offered.

Because the exchange ratios to be used if the BIPC Final Stock Price falls outside the Collar are fixed and the market price of BIPC Shares has fluctuated and will continue to fluctuate, our shareholders cannot be certain of the value of the stock consideration portion of the Merger Consideration that they may elect to receive in the Merger.

Upon completion of the Merger, each of our common shares that is issued and outstanding immediately prior to the Effective Time (other than certain excluded common shares), will be canceled and automatically converted into the right to receive, at the election of the holder (but subject to pro rata cut backs to the extent cash or BIPC Shares are oversubscribed), $68.50 per common share in cash and $16.50 per common share in BIPC Shares. The stock portion of the consideration is subject to a collar, ensuring that our shareholders receive the number of BIPC Shares equal to $16.50 in value for every Triton common share if the BIPC Final Stock Price is between $42.36 and $49.23 (the “Collar”). If the BIPC Final Stock Price is below the Collar, Triton shareholders will receive 0.3895 BIPC Shares for each Triton common share. If the BIPC Final Stock Price is above the Collar, Triton shareholders will receive 0.3352 BIPC Shares for each Triton common share. Because these exchange ratios are fixed, the value of the stock portion of the total consideration will fluctuate based on the market price of the BIPC Shares at the time the Merger is completed. The market price of BIPC Shares has fluctuated since the date of the announcement of the Merger and will continue to fluctuate from the date of this Quarterly Report on Form 10-Q until the date the Merger is completed, which could occur a considerable amount of time after the date hereof. BIPC Share price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in BIPC’s business, operations and prospects, risks inherent in its businesses, changes in market assessments of the likelihood that the Merger will be completed and/or the value that may be generated by the Merger, and changes with respect to expectations regarding the timing of the Merger and regulatory considerations. Many of these factors are beyond our control.

Lawsuits may be instituted against us challenging the transactions contemplated by the Merger Agreement. An adverse ruling in any such lawsuit may delay or prevent the proposed acquisition from being completed.

Lawsuits arising out of or relating to the Merger Agreement, BIPC’s registration statement on Form F-4 (which will include a document that serves as a prospectus of BIPC and a proxy statement of the Company) and/or the proposed acquisition of us by BIPC may be filed in the future. One of the conditions to completion of the Merger is the absence of any injunction or other order being in effect that prohibits completion of the Merger. Accordingly, if a plaintiff is successful in obtaining an injunction, then such order may prevent the proposed acquisition from being completed, or from being completed within the expected timeframe.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Share Repurchase Program

In December 2022, our Board of Directors approved an increase in the share repurchase authorization to $400.0 million. The following table provides certain information with respect to our purchases of the Company's common shares for the three months ended March 31, 2023:

	Issuer Purchases of Common Shares
Period	Total number of shares purchased(1)	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)
January 1, 2023 through January 31, 2023	463,343	$70.47	$325,870
February 1, 2023 through February 28, 2023	480,000	$69.27	$292,612
March 1, 2023 through March 31, 2023	801,273	$63.68	$241,570
Total	1,744,616	$67.02	$241,570
(1)This column represents the total number of shares purchased as part of publicly announced plans.

ITEM 6.    EXHIBITS.

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of April 11, 2023, by and among Triton International Limited, Brookfield Infrastructure Corporation, Thanos Holdings Limited and Thanos MergerSub Limited (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed April 12, 2023)
10.1+*	Form of Restricted Share Award Agreement under the Triton International Limited Amended and Restated 2016 Equity Incentive Plan
10.2+*	Form of Restricted Share Unit Award Agreement under the Triton International Limited Amended and Restated 2016 Equity Incentive Plan
10.3*	Consent and Second Amendment to Eleventh Restated and Amended Credit Agreement, dated as of April 28, 2023, by and among Triton Container International Limited and TAL International Container Corporation, as borrowers, Triton International Limited, as guarantor, various lenders from time to time party thereto, and Bank of America, N.A., as administrative agent, as amended by the First Amendment to Eleventh Restated and Amended Credit Agreement, dated as of October 26, 2022
10.4*	Consent and Second Amendment to Amended and Restated Term Loan Agreement, dated as of April 28, 2023, by and among Triton Container International Limited and TAL International Container Corporation, as borrowers, Triton International Limited, as guarantor, various lenders from time to time party thereto, and PNC Bank, National Association, as administrative agent, as amended by the First Amendment to Amended and Restated Term Loan Agreement, dated as of October 26, 2022
22.1	List of Subsidiary Guarantors and Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22.1 to the Company's Current Report on Form 8-K filed January 19, 2022)
31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Instance Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Inline XBRL Data (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________________________________________________

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRITON INTERNATIONAL LIMITED

May 2, 2023	By:	/s/ MICHAEL S. PEARL
Michael S. Pearl
Chief Financial Officer