Form 10-Q
period 2023-06-30
Triton International Ltd
filed 2023-08-01
CIK 1660734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 25, 2023, there were 55,061,160 common shares at $0.01 par value per share of the Registrant outstanding.

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

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

TRITON INTERNATIONAL LIMITED
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS:
Leasing equipment, net of accumulated depreciation of $4,371,223 and $4,289,259	$9,131,457	$9,530,396
Net investment in finance leases	1,557,017	1,639,831
Equipment held for sale	195,763	138,506
Revenue earning assets	10,884,237	11,308,733
Cash and cash equivalents	55,251	83,227
Restricted cash	102,733	103,082
Accounts receivable, net of allowances of $2,129 and $2,075	255,524	226,554
Goodwill	236,665	236,665
Lease intangibles, net of accumulated amortization of $294,418 and $291,837	4,039	6,620
Other assets	44,698	28,383
Fair value of derivative instruments	123,674	115,994
Total assets	$11,706,821	$12,109,258
LIABILITIES AND SHAREHOLDERS' EQUITY:
Equipment purchases payable	$26,783	$11,817
Fair value of derivative instruments	2,414	2,117
Deferred revenue	297,665	333,260
Accounts payable and other accrued expenses	69,491	71,253
Net deferred income tax liability	415,826	411,628
Debt, net of unamortized costs of $48,276 and $55,863	7,624,750	8,074,820
Total liabilities	8,436,929	8,904,895
Shareholders' equity:
Preferred shares, $0.01 par value, at liquidation preference	730,000	730,000
Common shares, $0.01 par value, 270,000,000 shares authorized, 81,441,414 and 81,383,024 shares issued, respectively	814	814
Undesignated shares, $0.01 par value, 800,000 shares authorized, no shares issued and outstanding	—	—
Treasury shares, at cost, 26,379,401 and 24,494,785 shares, respectively	(1,203,220)	(1,077,559)
Additional paid-in capital	909,211	909,911
Accumulated earnings	2,719,556	2,531,928
Accumulated other comprehensive income (loss)	113,531	109,269
Total shareholders' equity	3,269,892	3,204,363
Total liabilities and shareholders' equity	$11,706,821	$12,109,258
The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Operations
(In thousands, except per share data)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Leasing revenues:
Operating leases	$360,004	$392,091	$730,352	$781,036
Finance leases	26,535	29,517	53,910	57,660
Total leasing revenues	386,539	421,608	784,262	838,696

Equipment trading revenues	26,426	48,108	45,528	82,228
Equipment trading expenses	(24,512)	(41,706)	(42,545)	(71,685)
Trading margin	1,914	6,402	2,983	10,543

Net gain on sale of leasing equipment	21,583	35,072	37,083	64,041

Operating expenses:
Depreciation and amortization	146,880	160,922	295,315	321,638
Direct operating expenses	24,837	7,398	48,078	13,618
Administrative expenses	23,397	24,968	46,261	46,268
Transaction and other costs	2,579	—	2,579	—
Provision (reversal) for doubtful accounts	(760)	46	(2,557)	19
Total operating expenses	196,933	193,334	389,676	381,543
Operating income (loss)	213,103	269,748	434,652	531,737
Other expenses:
Interest and debt expense	57,314	54,659	116,138	109,169
Unrealized (gain) loss on derivative instruments, net	—	100	(4)	(339)
Debt termination expense	—	1,627	—	1,663
Other (income) expense, net	(269)	(189)	(313)	(497)
Total other expenses	57,045	56,197	115,821	109,996
Income (loss) before income taxes	156,058	213,551	318,831	421,741
Income tax expense (benefit)	14,296	15,932	27,256	29,864
Net income (loss)	$141,762	$197,619	$291,575	$391,877
Less: dividend on preferred shares	13,028	13,028	26,056	26,056
Net income (loss) attributable to common shareholders	$128,734	$184,591	$265,519	$365,821
Net income per common share—Basic	$2.35	$2.91	$4.80	$5.70
Net income per common share—Diluted	$2.34	$2.90	$4.77	$5.68
Cash dividends paid per common share	$0.70	$0.65	$1.40	$1.30
Weighted average number of common shares outstanding—Basic	54,776	63,457	55,327	64,168
Dilutive restricted shares	323	288	289	277
Weighted average number of common shares outstanding—Diluted	55,099	63,745	55,616	64,445

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$141,762	$197,619	$291,575	$391,877
Other comprehensive income (loss), net of tax:
Change in derivative instruments designated as cash flow hedges	38,364	34,158	23,128	108,175
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges	(10,187)	2,981	(18,916)	9,288
Foreign currency translation adjustment	32	(342)	50	(508)
Other comprehensive income (loss), net of tax	28,209	36,797	4,262	116,955
Comprehensive income	169,971	234,416	295,837	508,832
Less:
Dividend on preferred shares	13,028	13,028	26,056	26,056
Comprehensive income attributable to common shareholders	$156,943	$221,388	$269,781	$482,776

Tax (benefit) provision on change in derivative instruments designated as cash flow hedges	$1,706	$1,728	$1,201	$7,274
Tax (benefit) provision on reclassification of (gain) loss on derivative instruments designated as cash flow hedges	$(1,178)	$(35)	$(2,237)	$428

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)
(Unaudited)

	Preferred Shares		Common Shares		Treasury Shares		Add'l Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	29,200,000	$730,000	81,383,024	$814	24,494,785	$(1,077,559)	$909,911	$2,531,928	$109,269	$3,204,363
Share-based compensation	—	—	135,716	1	—	—	2,212	—	—	2,213
Treasury shares acquired	—	—	—	—	1,744,616	(116,960)	—	—	—	(116,960)
Share repurchase to settle shareholder tax obligations	—	—	(77,326)	(1)	—	—	(5,479)	—	—	(5,480)
Net income (loss)	—	—	—	—	—	—	—	149,813	—	149,813
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(23,947)	(23,947)
Common shares dividend declared ($0.70 per share)	—	—	—	—	—	—	—	(39,214)	—	(39,214)
Preferred shares dividend declared	—	—	—	—	—	—	—	(13,028)	—	(13,028)
Balance as of March 31, 2023	29,200,000	$730,000	81,441,414	$814	26,239,401	$(1,194,519)	$906,644	$2,629,499	$85,322	$3,157,760
Share-based compensation	—	—	—	—	—	—	2,567	—	—	2,567
Treasury shares acquired	—	—	—	—	140,000	(8,701)	—	—	—	(8,701)
Net income (loss)	—	—	—	—	—	—	—	141,762	—	141,762
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	28,209	28,209
Common shares dividend declared ($0.70 per share)	—	—	—	—	—	—	—	(38,677)	—	(38,677)
Preferred shares dividend declared	—	—	—	—	—	—	—	(13,028)	—	(13,028)
Balance as of June 30, 2023	29,200,000	$730,000	81,441,414	$814	26,379,401	$(1,203,220)	$909,211	$2,719,556	$113,531	$3,269,892

`	Preferred Shares		Common Shares		Treasury Shares		Add'l Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	29,200,000	$730,000	81,295,366	$813	15,429,499	$(522,360)	$904,224	$2,000,854	$(48,819)	$3,064,712
Share-based compensation	—	—	164,932	2	—	—	2,554	—	—	2,556
Treasury shares acquired	—	—	—	—	1,257,374	(80,166)	—	—	—	(80,166)
Share repurchase to settle shareholder tax obligations	—	—	(93,253)	(1)	—	—	(5,628)	—	—	(5,629)
Net income (loss)	—	—	—	—	—	—	—	194,258	—	194,258
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	80,158	80,158
Common shares dividend declared ($0.65 per share)	—	—	—	—	—	—	—	(42,307)	—	(42,307)
Preferred shares dividend declared	—	—	—	—	—	—	—	(13,028)	—	(13,028)
Balance as of March 31, 2022	29,200,000	$730,000	81,367,045	$814	16,686,873	$(602,526)	$901,150	$2,139,777	$31,339	$3,200,554
Share-based compensation	—	—	22,764	—	—	—	3,691	—	—	3,691
Treasury shares acquired	—	—	—	—	1,832,240	(110,049)	—	—	—	(110,049)
Net income (loss)	—	—	—	—	—	—	—	197,619	—	197,619
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	36,797	36,797
Common shares dividend declared ($0.65 per share)	—	—	—	—	—	—	—	(41,284)	—	(41,284)
Preferred shares dividend declared	—	—	—	—	—	—	—	(13,028)	—	(13,028)
Balance as of June 30, 2022	29,200,000	$730,000	81,389,809	$814	18,519,113	$(712,575)	$904,841	$2,283,084	$68,136	$3,274,300
The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$291,575	$391,877
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	295,315	321,638
Amortization of deferred debt cost and other debt related amortization	3,939	6,541
Lease related amortization	2,797	5,893
Share-based compensation expense	4,780	6,247
Net (gain) loss on sale of leasing equipment	(37,083)	(64,041)
Unrealized (gain) loss on derivative instruments	(4)	(339)
Debt termination expense	—	1,663
Deferred income taxes	5,234	12,542
Changes in operating assets and liabilities:
Accounts receivable, net	(31,235)	(1,459)
Deferred revenue	(35,595)	266,802
Accounts payable and other accrued expenses	1,654	(2,957)
Net equipment sold (purchased) for resale activity	1,997	(14,015)
Cash received (paid) for settlement of interest rate swaps	—	16,588
Cash collections on finance lease receivables, net of income earned	115,523	72,004
Other assets	(11,288)	18,471
Net cash provided by (used in) operating activities	607,609	1,037,455
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(119,514)	(750,021)
Proceeds from sale of equipment, net of selling costs	180,312	126,818
Other	2	(405)
Net cash provided by (used in) investing activities	60,800	(623,608)
Cash flows from financing activities:
Purchases of treasury shares	(129,776)	(187,967)
Debt issuance costs	—	(8,348)
Borrowings under debt facilities	70,000	1,505,600
Payments under debt facilities and finance lease obligations	(528,213)	(1,659,002)
Dividends paid on preferred shares	(26,056)	(26,056)
Dividends paid on common shares	(77,209)	(82,878)
Other	(5,480)	(5,629)
Net cash provided by (used in) financing activities	(696,734)	(464,280)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(28,325)	$(50,433)
Cash, cash equivalents and restricted cash, beginning of period	186,309	230,538
Cash, cash equivalents and restricted cash, end of period	$157,984	$180,105
Supplemental disclosures:
Interest paid	$112,884	$94,321
Income taxes paid (refunded)	$24,754	$17,538
Right-of-use asset for leased property	$791	$210
Supplemental non-cash investing activities:
Equipment purchases payable	$26,783	$43,348
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

Brookfield Infrastructure Transaction

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

Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each common share of the Company issued and outstanding immediately prior to the Effective Time (other than (A) common shares owned by the Company or any of its wholly owned subsidiaries, (B) common shares owned by BIPC, Parent, Merger Sub or any of their wholly owned subsidiaries and (C) any dissenting common shares), will be canceled and automatically converted into the right to receive $68.50 per common share in cash and $16.50 per common share in Class A exchangeable subordinate voting shares of BIPC ("BIPC Shares"), subject to a collar mechanism as described below (the “Merger Consideration”). The collar mechanism will be based on the volume weighted average price of BIPC Shares on the New York Stock Exchange (the “NYSE”) over the 10 trading days ending on the second trading day prior to the Effective Time (the “BIPC Final Stock Price”). If the BIPC Final Stock Price is greater than or equal to $42.36 but less than or equal to $49.23 (the "Collar"), the Company's shareholders will receive a number of BIPC Shares between 0.3352 and 0.3895 per common share equal to $16.50 in value. The Company's shareholders will receive 0.3895 BIPC Shares per common share if the BIPC Final Stock Price is below $42.36, and 0.3352 BIPC Shares per common share if the BIPC Final Stock Price is above $49.23. Outside of the Collar, the implied value of the stock portion of the Merger Consideration to be received in exchange for each common share will fluctuate based on the market price of BIPC Shares until the completion of the Merger because the stock portion of the Merger Consideration is payable in a fixed number of BIPC Shares. The Company's shareholders will have the option to elect to receive their consideration in cash, BIPC Shares or the mixture described above, subject to pro rata cut backs to the extent cash or BIPC Shares are oversubscribed.

The Merger, which is currently expected to close in the third quarter of 2023, is subject to the receipt of required regulatory approvals and other customary closing conditions, including approval by the Company's shareholders. If the transaction is consummated, Triton's common shares will be delisted from the NYSE and deregistered under the Exchange Act. Immediately following the closing of the Merger, Triton's Series A-E cumulative redeemable perpetual preference shares will remain outstanding as an obligation of the Company and are expected to remain listed on the NYSE.

In connection with the Merger, the Company suspended its share repurchase program after the close of business on April 6, 2023.

On April 28, 2023, in connection with the Merger, the Company entered into consents and amendments to its term loan and revolving credit facility to amend the definition of “Change of Control” in those facilities to exclude any transaction pursuant to which more than 50% of the total of all voting stock of the Company is owned or continues to be owned directly or indirectly by Brookfield, contingent upon and effective as of the consummation of the Merger. Additionally, the lenders consented to the Merger, and agreed that the Merger Agreement and Merger do not constitute a breach, potential default or default or give rise to any other right under those debt facilities.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The interim Consolidated Balance Sheet as of June 30, 2023; the Consolidated Statements of Operations, the Consolidated Statements of Comprehensive Income, and the Consolidated Statements of Shareholders' Equity for the three and six months ended June 30, 2023 and 2022; and the Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 are unaudited. The Consolidated Balance Sheet as of December 31, 2022, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. The unaudited interim financial statements have been prepared on a basis consistent with the Company's annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company's financial position, results of operations, comprehensive income, shareholders' equity, and cash flows for the periods presented. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The consolidated results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023 or for any other future annual or interim period.

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

Concentration of Credit Risk

The Company's equipment leases and trade receivables subject it to potential credit risk. The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis. The Company's three largest customers accounted for 19%, 16%, and 11%, respectively, of the Company's lease billings for the six months ended June 30, 2023.

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company's net impairment charges recorded in Net gain on sale of leasing equipment on the Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Impairment (loss) reversal on equipment held for sale	$(1,778)	$(86)	$(2,811)	$(159)
Gain (loss) on sale of equipment, net of selling costs	23,361	35,158	39,894	64,200
Net gain on sale of leasing equipment	$21,583	$35,072	$37,083	$64,041

Note 3—Intangible Assets

Intangible assets consist of lease intangibles for leases acquired with lease rates above market in a business combination. The following table summarizes the amortization of intangible assets as of June 30, 2023 (in thousands):

Year ending December 31,	Total Intangible Assets
2023 (Remaining 6 months)	$2,076
2024	$1,963
Total	$4,039

Amortization expense related to intangible assets was $1.2 million and $2.6 million for the three and six months ended June 30, 2023, respectively and $2.6 million and $5.4 million for the three and six months ended June 30, 2022, respectively.

Note 4—Share-Based Compensation

The Company recognizes share-based compensation expense for share-based payment transactions based on the grant date fair value. The expense is recognized over the employee's requisite service period, which is generally the vesting period of the equity award. The Company recognized share-based compensation expense in administrative expenses of $2.6 million and $4.8 million for the three and six months ended June 30, 2023, respectively, and $3.7 million and $6.2 million for the three and six months ended June 30, 2022, respectively. Share-based compensation expense includes charges for performance-based shares and units that are deemed probable to vest.

During the six months ended June 30, 2023, the Company issued 135,716 restricted shares, and canceled 77,326 vested shares to settle payroll taxes on behalf of employees.

As of June 30, 2023, the total unrecognized compensation expense related to non-vested restricted share awards and units was $15.7 million, which is currently expected to be recognized on a straight-line basis through January 2026. In accordance with the Merger Agreement, Triton’s non-vested restricted shares and restricted share units that are outstanding immediately prior to the closing of the Merger will be converted into a contingent right to receive an amount in cash equal to the number of shares subject to such award, assuming attainment of the maximum level of performance, multiplied by $85.00 per share (subject to adjustment outside the Collar), which will become payable upon the earlier of the vesting date of the award and the twelve month anniversary of the Merger closing date. Upon closing of the Merger, the incremental share-based compensation expense will be recognized in Transaction and other costs in the Consolidated Statements of Operations.

Note 5—Other Equity Matters

Share Repurchase Program

The Company's Board of Directors authorized repurchases of shares up to a specified dollar amount as part of its repurchase program. In connection with the Merger, the Company suspended its share repurchase program after the close of business on April 6, 2023. Purchases under the repurchase program prior to its suspension included transactions administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

Prior to the suspension of the share repurchase program, the Company repurchased a total of 1,884,616 common shares, during the six months ended June 30, 2023, at an average price per-share of $66.66 for a total of $125.6 million.

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

Immediately following the closing of the Merger, Triton's Series A-E cumulative redeemable perpetual preference shares will remain outstanding as an obligation of the Company and are expected to remain listed on the NYSE.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company paid the following quarterly dividends during the three and six months ended June 30, 2023 and 2022 on its issued and outstanding Series (in millions except for the per-share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Series	Per Share Payment	Aggregate Payment	Per Share Payment	Aggregate Payment	Per Share Payment	Aggregate Payment	Per Share Payment	Aggregate Payment
A(1)	$0.53	$1.8	$0.53	$1.8	$1.06	$3.6	$1.06	$3.6
B	$0.50	$2.9	$0.50	$2.9	$1.00	$5.8	$1.00	$5.8
C(1)	$0.46	$3.2	$0.46	$3.2	$0.92	$6.4	$0.92	$6.4
D(1)	$0.43	$2.6	$0.43	$2.6	$0.86	$5.2	$0.86	$5.2
E(1)	$0.36	$2.5	$0.36	$2.5	$0.72	$5.1	$0.72	$5.1
Total		$13.0		$13.0		$26.1		$26.1
(1)     Per share payments rounded to the nearest whole cent.

As of June 30, 2023, the Company had cumulative unpaid preferred dividends of $2.2 million.

Note 6—Leases

Lessee

The Company's leases are primarily for multiple office facilities which are contracted under various cancellable and non-cancelable operating leases, most of which provide extension or early termination options. The Company's lease agreements do not contain any residual value guarantees or material restrictive covenants.

As of June 30, 2023, the weighted average implicit rate was 4.86% and the weighted average remaining lease term was 1.98 years.

The following table summarizes the impact of the Company's leases in its financial statements (in thousands):

Balance Sheet	Financial statement caption	June 30, 2023	December 31, 2022
Right-of-use asset - operating	Other assets	$2,605	$3,145
Lease liability - operating	Accounts payable and other accrued expenses	$2,726	$3,465

		Three Months Ended June 30,		Six Months Ended June 30,
Income Statement	Financial statement caption	2023	2022	2023	2022
Operating lease cost(1)	Administrative expenses	$708	$822	$1,475	$1,647
(1)     Includes short-term leases that are immaterial.

Cash paid for amounts of lease liabilities included in operating cash flows was $1.6 million and $1.7 million for the six months ended June 30, 2023 and 2022, respectively.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lessor

Operating Leases

As of June 30, 2023, the Company has deferred revenue balances related to operating leases with uneven payment terms. These amounts will be amortized into revenue as follows (in thousands):

Year ending December 31,
2023 (Remaining 6 months)	$38,015
2024	76,295
2025	65,177
2026	42,879
2027	16,841
2028 and thereafter	58,458
Total	$297,665

Finance Leases

The following table summarizes the components of the net investment in finance leases (in thousands):

	June 30, 2023	December 31, 2022
Future minimum lease payment receivable(1)	$2,022,970	$2,161,192
Estimated residual receivable(2)	218,343	218,004
Gross finance lease receivables(3)	2,241,313	2,379,196
Unearned income(4)	(684,296)	(739,365)
Net investment in finance leases(5)	$1,557,017	$1,639,831

(1)     There were no executory costs included in gross finance lease receivables as of June 30, 2023 and December 31, 2022.
(2)     The Company's finance leases generally include a purchase option at nominal amounts that is reasonably certain to be exercised, and therefore, the Company has immaterial residual value risk for assets.
(3)    The gross finance lease receivable is reduced as billed to customers and reclassified to accounts receivable until paid by customers.
(4)     There were no unamortized initial direct costs as of June 30, 2023 and December 31, 2022.
(5)    One major customer represented 93% and 90% as of the Company's finance lease portfolio as of June 30, 2023 and December 31, 2022, respectively. No other customer represented more than 10% of the Company's finance lease portfolio in each of those periods.

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

For the three and six months ended June 30, 2023, the Company reversed $0.7 million and $2.5 million, respectively, of reserves established in 2022 due to better than expected recoveries. As of June 30, 2023 and December 31, 2022, the Company does not have an allowance on its gross finance lease receivables and does not have any material past due balances.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Debt

The table below summarizes the Company's key terms and carrying value of debt:

	June 30, 2023				December 31, 2022
	Outstanding Borrowings (in thousands)	Contractual Weighted Avg Interest Rate	Maturity Range		Outstanding Borrowings (in thousands)
			From	To
Secured Debt Financings
Asset-backed securitization ("ABS") term instruments	$2,735,254	2.04%	February 2028	February 2031	$2,890,467
Asset-backed securitization warehouse	235,000	6.70%	April 2029	April 2029	320,000
Total secured debt financings	2,970,254				3,210,467
Unsecured Debt Financings
Senior notes	2,900,000	2.11%	August 2023	March 2032	2,900,000
Term loan facility	1,032,000	6.59%	May 2026	May 2026	1,080,000
Revolving credit facility	775,000	6.58%	October 2027	October 2027	945,000
Total unsecured debt financings	4,707,000				4,925,000
Total debt financings	7,677,254				8,135,467
Unamortized debt costs	(48,276)				(55,863)
Unamortized debt premiums & discounts	(4,228)				(4,784)
Debt, net of unamortized costs	$7,624,750				$8,074,820

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

The Company’s borrowings under the ABS facilities amortize in monthly installments, typically in level payments over five or more years. These facilities provide for an advance rate against the net book values of designated eligible equipment. The net book values for purposes of calculating eligible equipment is determined according to the related debt agreement and may be different than those calculated per GAAP. The Company is required to maintain restricted cash balances on deposit in designated bank accounts equal to nine months of interest expense depending on the terms of each facility.

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

The Company's ABS warehouse facility has a borrowing capacity of $1,125.0 million that is available on a revolving basis to April 27, 2025 paying interest at term Secured Overnight Financing Rate ("SOFR") plus 1.60%. After the revolving period, borrowings will convert to term notes with a maturity date of April 27, 2029, paying interest at SOFR plus 2.60%.

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior Notes

The Company’s senior notes are unsecured and have initial maturities ranging from 2 - 10 years and interest payments due semi-annually. The senior notes are pre-payable (in whole or in part) at the Company's option at any time prior to the maturity date, subject to certain provisions in the senior note agreements, including the payment of a make-whole premium in respect to such prepayment.

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

The Company hedges the risks associated with fluctuations in interest rates on a portion of its floating-rate debt by entering into interest rate swap agreements that convert a portion of its floating-rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The following table summarizes the Company's outstanding fixed-rate and floating-rate debt as of June 30, 2023:

	Balance Outstanding (in thousands)	Contractual Weighted Avg Interest Rate	Maturity Range		Weighted Avg Remaining Term
			From	To
Excluding impact of derivative instruments:
Fixed-rate debt	$5,635,254	2.08%	Aug 2023	Mar 2032	4.1 years
Floating-rate debt	$2,042,000	6.60%	May 2026	Apr 2029	3.5 years

Including impact of derivative instruments:
Fixed-rate debt	$5,635,254	2.08%
Hedged floating-rate debt	$1,314,000	3.71%
Total fixed and hedged debt	$6,949,254	2.39%
Unhedged floating-rate debt	$728,000	6.60%
Total debt	$7,677,254	2.78%

The fair value of total debt outstanding was $6,826.6 million and $7,264.7 million as of June 30, 2023 and December 31, 2022, respectively, and was measured using Level 2 inputs.

As of June 30, 2023, the maximum borrowing levels for the ABS warehouse and the revolving credit facility were $1,125.0 million and $2,000.0 million, respectively. Certain of these facilities are governed by either borrowing bases or an unencumbered asset test that limits borrowing capacity. Based on those limitations, the availability under these credit facilities at June 30, 2023 was approximately $1,404.0 million.

On April 28, 2023, in connection with the Merger, the Company entered into consents and amendments to its term loan and revolving credit facility to amend the definition of “Change of Control” in those facilities to exclude any transaction pursuant to which more than 50% of the total of all voting stock of the Company is owned or continues to be owned directly or indirectly by Brookfield, contingent upon and effective as of the consummation of the Merger. Additionally, the lenders consented to the Merger, and agreed that the Merger Agreement and Merger do not constitute a breach, potential default or default or give rise to any other right under those debt facilities.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company is subject to certain financial covenants under its debt financings. As of June 30, 2023, the Company was in compliance with all financial covenants in accordance with the terms of its debt agreements.

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

Certain assets of the Company's subsidiaries are pledged as collateral for various ABS facilities and the amounts payable under certain derivative agreements. Additionally, the Company may be required to post cash collateral on certain derivative agreements if the fair value of these contracts represents a liability. Any amounts of cash collateral posted are included in Other assets on the Consolidated Balance Sheets and are presented in operating activities on the Consolidated Statements of Cash Flows. As of June 30, 2023, the Company posted cash collateral on derivative instruments of $2.1 million.

Within the next twelve months, we expect to reclassify $49.8 million of net unrealized and realized gains related to derivative instruments designated as cash flow hedges from accumulated other comprehensive income (loss) into earnings.

As of June 30, 2023, the Company had derivative agreements in place to fix interest rates on a portion of the borrowings under its debt facilities with floating interest rates as summarized below:

Derivatives	Notional Amount (in millions)	Weighted Average Fixed Leg (Pay) Interest Rate	Weighted Average Remaining Term
Interest Rate Swap(1)	$1,314.0	2.22%	3.5 years
(1)     Excludes certain interest rate swaps with an effective date in a future period ("forward starting swaps"). Including these instruments will increase total notional amount by $650.0 million and increase the weighted average remaining term to 5.2 years.

In the first quarter of 2023, the Company entered into forward starting swaps with a notional value of $300.0 million that will commence on August 1, 2023 and have a termination date of March 31, 2025. These swaps were designated as cash flow hedges to fix the interest rates on a portion of our floating rate debt.

The following table summarizes the impact of derivative instruments on the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income on a pretax basis (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Financial statement caption	2023	2022	2023	2022
Non-Designated Derivative Instruments
Unrealized (gains) losses	Unrealized (gain) loss on derivative instruments, net	$—	$100	$(4)	$(339)
Designated Derivative Instruments
Realized (gains) losses	Interest and debt (income) expense	$(11,365)	$2,946	$(21,153)	$9,716
Unrealized (gains) losses	Comprehensive (income) loss	$(40,070)	$(35,886)	$(24,329)	$(115,449)

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Derivative Instruments

The Company presents the fair value of derivative financial instruments on a gross basis as a separate line item on the Consolidated Balance Sheet.

The Company has elected to use the income approach to value its interest rate swap and cap agreements, using Level 2 market expectations at the measurement date and standard valuation techniques to convert future values to a single discounted present value. The Level 2 inputs for the interest rate swap and cap valuations are inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR and swap rates and credit risk at commonly quoted intervals). The LIBOR reference rate sunset on June 30, 2023. Effective July 1, 2023, the Company’s derivative instruments utilizing LIBOR transitioned to SOFR as the alternative reference rate per the ISDA 2020 IBOR fallbacks protocol.

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

The following tables summarizes our segment information and the consolidated totals reported (in thousands):

	Three Months Ended June 30,
	2023			2022
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$384,826	$1,713	$386,539	$417,661	$3,947	$421,608
Trading margin	—	1,914	1,914	—	6,402	6,402
Net gain on sale of leasing equipment	21,583	—	21,583	35,072	—	35,072
Depreciation and amortization expense	146,687	193	146,880	160,736	186	160,922
Interest and debt expense	57,000	314	57,314	54,007	652	54,659
Segment income (loss) before income taxes(1)	152,937	3,121	156,058	206,548	8,730	215,278
Purchases of leasing equipment and investments in finance leases(2)	$84,198	$—	$84,198	$238,994	$—	$238,994

	Six Months Ended June 30,
	2023			2022
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$780,677	$3,585	$784,262	$831,352	$7,344	$838,696
Trading margin	—	2,983	2,983	—	10,543	10,543
Net gain on sale of leasing equipment	37,083	—	37,083	64,041	—	64,041
Depreciation and amortization expense	294,937	378	295,315	321,268	370	321,638
Interest and debt expense	115,568	570	116,138	108,258	911	109,169
Segment income (loss) before income taxes(1)	313,207	5,620	318,827	407,689	15,376	423,065
Purchases of leasing equipment and investments in finance leases(2)	$119,514	$—	$119,514	$750,021	$—	$750,021

(1)     Segment income before income taxes excludes unrealized gains or losses on derivative instruments and debt termination expense. For the three and six months ended June 30, 2023, the Company recorded nil and an immaterial amount of unrealized gains on derivative instruments. For the three months and six months ended June 30, 2023 the Company did not record any debt termination expenses. For the three and six months ended June 30, 2022, the Company recorded an unrealized loss on derivative instruments of $0.1 million and an unrealized gain on derivative instruments of $0.3 million, respectively. For the three months and six months ended June 30, 2022, the Company recorded $1.6 million and $1.7 million of debt termination expense, respectively.
(2)     Represents cash disbursements for purchases of leasing equipment and investments in finance lease as reflected in the Consolidated Statements of Cash Flows for the periods indicated, but excludes cash flows associated with the purchase of equipment held for resale.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30, 2023			December 31, 2022
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Equipment held for sale	$151,111	$44,652	$195,763	$97,463	$41,043	$138,506
Goodwill	220,864	15,801	236,665	220,864	15,801	236,665
Total assets	$11,610,031	$96,790	$11,706,821	$12,010,654	$98,604	$12,109,258

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

The following table summarizes the geographic allocation of total leasing revenues based on customers' primary domicile (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total leasing revenues:
Asia	$132,202	$151,894	$272,437	$301,880
Europe	206,082	219,781	414,209	439,887
Americas	33,561	36,550	67,954	70,759
Bermuda	718	700	2,085	1,330
Other International	13,976	12,683	27,577	24,840
Total	$386,539	$421,608	$784,262	$838,696

Since the majority of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, all of the Company's long-lived assets are considered to be international.

The following table summarizes the geographic allocation of equipment trading revenues based on the location of the sale (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total equipment trading revenues:
Asia	$9,308	$29,370	$16,935	$43,278
Europe	5,298	6,549	8,706	15,511
Americas	7,626	10,664	14,275	20,851
Bermuda	—	—	—	—
Other International	4,194	1,525	5,612	2,588
Total	$26,426	$48,108	$45,528	$82,228

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Commitments and Contingencies

Container Equipment Purchase Commitments

As of June 30, 2023, the Company had commitments to purchase equipment in the amount of $4.7 million to be paid in 2023.

Contingencies

The Company is party to various pending or threatened legal or regulatory proceedings arising in the ordinary course of its business. Based upon information presently available, the Company does not expect any liabilities arising from these matters to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

Note 11—Income Taxes

The following table summarizes the Company's effective tax rate:

	Three Months Ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Effective Income Tax Rate	9.2%	7.5%	8.5%	7.1%

The Company has computed the provision for income taxes based on the estimated annual effective tax rate and the application of discrete items, if any, in the applicable period. The increase in the effective tax rate for the three and six months ended June 30, 2023 compared to the same period in 2022 was primarily due to an increase in the portion of the Company's income generated in higher tax jurisdictions and a one-time $1.4 million write-off of deferred tax benefits resulting from the early buyout of containers under finance leases in the second quarter of 2023.

Note 12—Related Party Transactions

The Company holds a 50% interest in Tristar Container Services (Asia) Private Limited ("Tristar"), which is primarily engaged in the selling and leasing of container equipment in the domestic and short sea markets in India.  The Company's equity investment in Tristar is included in Other assets on the Consolidated Balance Sheets. The Company received payments on finance leases with Tristar of $0.5 million and $1.0 million for both the three and six months ended June 30, 2023 and 2022, respectively. The Company has a direct finance lease balance with Tristar of $6.6 million and $7.4 million as of June 30, 2023 and December 31, 2022, respectively.

Note 13—Subsequent Events

As previously announced, Triton will hold a special general meeting of shareholders on August 24, 2023 to approve the Merger and related proposals.

On July 27, 2023, the Company's Board of Directors approved and declared a cash dividend on its issued and outstanding preferred shares, payable on September 15, 2023 to holders of record at the close of business on September 8, 2023 as follows:

Preferred Share Offering	Dividend Rate	Dividend Per Share
Series A	8.500%	$0.5312500
Series B	8.000%	$0.5000000
Series C	7.375%	$0.4609375
Series D	6.875%	$0.4296875
Series E	5.750%	$0.3593750

As permitted by the terms of the Merger Agreement, on July 27, 2023, the Company's Board of Directors approved and declared a quarterly cash dividend of $0.70 per common share, payable on September 22, 2023 to holders of record at the close of business on September 8, 2023. The dividend is conditioned upon and will only be payable if the Merger has not closed prior to the close of business on the record date.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On August 1, 2023, the Company’s $600.0 million 0.80% senior notes matured. Payment at maturity was primarily funded by borrowings under Triton’s revolving credit facility. Additionally, three forward starting swaps with a total notional of $300.0 million became effective on August 1, 2023, to offset a portion of the interest expense related to the borrowing under the revolving credit facility.

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

Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each common share of the Company issued and outstanding immediately prior to the Effective Time (other than (A) common shares owned by the Company or any of its wholly owned subsidiaries, (B) common shares owned by BIPC, Parent, Merger Sub or any of their wholly owned subsidiaries and (C) any dissenting common shares), will be canceled and automatically converted into the right to receive $68.50 per common share in cash and $16.50 per common share in Class A exchangeable subordinate voting shares of BIPC ("BIPC Shares), which will be subject to a collar mechanism as described below (the “Merger Consideration”). The collar mechanism is based on the volume weighted average price of BIPC Shares on the New York Stock Exchange (the “NYSE”) over the 10 trading days ending on the second trading day prior to the Effective Time (the “BIPC Final Stock Price”). If the BIPC Final Stock Price is greater than or equal to $42.36 but less than or equal to $49.23 (the "Collar"), our shareholders will receive a number of BIPC Shares between 0.3352 and 0.3895 per common share equal to $16.50 in value. Our shareholders will receive 0.3895 BIPC Shares per common share if the BIPC Final Stock Price is below $42.36, and 0.3352 BIPC Shares per common share if the BIPC Final Stock Price is above $49.23. Outside of the Collar, the implied value of the stock portion of the Merger Consideration to be received in exchange for each common share will fluctuate based on the market price of BIPC Shares until the completion of the Merger because the stock portion of the Merger Consideration is payable in a fixed number of BIPC Shares. Our shareholders will have the option to elect to receive their consideration in cash, BIPC Shares or the mixture described above, subject to pro rata cut backs to the extent cash or BIPC Shares are oversubscribed.

The closing of the Merger, is subject to the receipt of required regulatory approvals and other customary closing conditions, including approval by our shareholders. The parties have received premerger clearances from competition regulatory authorities in the United States, the European Union, China, South Korea and Switzerland. The Company will hold a special meeting of shareholders to approve the Merger and related proposals on August 24, 2023. Subject to the satisfaction or waiver of the remaining closing conditions, including approval by our shareholders and receipt of clearance from the Committee on Foreign Investment in the United States (“CFIUS”), the parties expect to close the Merger in the third quarter of 2023.

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

Operations

Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of June 30, 2023, our total fleet consisted of 4.1 million containers and chassis, representing 7.0 million twenty-foot equivalent units ("TEU") or 7.7 million cost equivalent units ("CEU"). We have an extensive global presence, offering leasing services through a worldwide network of local offices and utilize third-party container depots spread across 46 countries to provide customers global access to our container fleet. Our primary customers include the world's largest container shipping lines. For the six months ended June 30, 2023, our twenty largest customers accounted for 85% of our lease billings, our five largest customers accounted for 61% of our lease billings, and our three largest customers accounted for 19%, 16%, and 11%, respectively of our lease billings.

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

The following tables summarize our equipment fleet (in Units, TEU and CEU). TEU and CEU are standard industry measures of fleet size and are used to measure the quantity of containers that make up our revenue earning assets:

	Equipment Fleet in Units			Equipment Fleet in TEU
	June 30, 2023	December 31, 2022	June 30, 2022	June 30, 2023	December 31, 2022	June 30, 2022
Dry	3,664,175	3,784,386	3,867,875	6,267,424	6,458,705	6,585,556
Refrigerated	224,476	227,628	231,470	436,803	442,489	449,850
Special	96,840	92,379	92,068	177,980	169,290	168,578
Tank	12,907	12,000	11,908	12,907	12,000	11,908
Chassis	27,533	27,937	23,985	52,113	52,744	44,902
Equipment leasing fleet	4,025,931	4,144,330	4,227,306	6,947,227	7,135,228	7,260,794
Equipment trading fleet	47,770	48,328	52,177	79,172	79,102	83,147
Total	4,073,701	4,192,658	4,279,483	7,026,399	7,214,330	7,343,941

	Equipment Fleet in CEU (1)
	June 30, 2023	December 31, 2022	June 30, 2022
Operating leases	6,997,458	7,147,332	7,248,096
Finance leases	640,650	662,822	683,175
Equipment trading fleet	73,732	75,697	78,936
Total	7,711,840	7,885,851	8,010,207
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

The following table summarizes the percentage of our equipment fleet in terms of units and CEU as of June 30, 2023:

Equipment Type	Percentage of total fleet in units	Percentage of total fleet in CEU
Dry	89.9%	70.9%
Refrigerated	5.5	21.6
Special	2.4	3.3
Tank	0.3	1.3
Chassis	0.7	1.9
Equipment leasing fleet	98.8%	99.0%
Equipment trading fleet	1.2	1.0
Total	100.0%	100.0%

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

The following tables summarize our lease portfolio by lease type, based on CEU on-hire and net book value:

Lease Portfolio by CEU	June 30, 2023	December 31, 2022	June 30, 2022
Long-term leases	71.1%	72.4%	71.2%
Finance leases	9.1	9.0	8.8
Subtotal	80.2	81.4	80.0
Service leases	6.6	6.7	6.9
Expired long-term leases, non-sale age (units on-hire)	6.1	6.8	7.8
Expired long-term leases, sale-age (units on-hire)	7.1	5.1	5.3
Total	100.0%	100.0%	100.0%
Weighted average remaining contractual term in months for long-term and finance leases	57	59	60

Lease Portfolio by Net Book Value	June 30, 2023	December 31, 2022	June 30, 2022
Long-term leases	72.4%	72.8%	71.8%
Finance leases	15.6	15.4	15.5
Subtotal	88.0	88.2	87.3
Service leases	4.1	4.2	4.3
Expired long-term leases, non-sale age (units on-hire)	4.4	5.0	5.8
Expired long-term leases, sale-age (units on-hire)	3.5	2.6	2.6
Total	100.0%	100.0%	100.0%
Weighted average remaining contractual term in months for long-term and finance leases	73	76	78

Operating Performance

Our operating and financial performance was solid in the second quarter of 2023. While market conditions remained slow overall, drop-off volumes decreased from the first quarter level and we benefited from some pockets of demand. In addition, our container fleet remained well protected by our strong long-term lease portfolio.

Fleet size. As of June 30, 2023, the net book value of our revenue earning assets was $10.9 billion, a decrease of 1.9% compared to March 31, 2023 and a decrease of 7.0% compared to June 30, 2022. The decrease in our fleet size was primarily due to limited procurement in the second half of 2022 and first half of 2023 due to low lease demand. Through July 25, 2023, we have invested $121.4 million in new containers for delivery in 2023.

Utilization. Our average utilization was 97.0% for the second quarter of 2023, a decrease of 0.6% compared to the first quarter of 2023. Our ending utilization on June 30, 2023 was 96.7%, a decrease of 0.5% from March 31, 2023. Our utilization continued to decrease during the second quarter due to limited global trade growth and generally weak leasing demand, though the size of the decrease in the second quarter of 2023 was lower than in the first quarter of 2023 or fourth quarter of 2022. Our utilization currently stands at 96.6%.

The following table summarizes our equipment fleet utilization for the periods indicated. Utilization is computed by dividing our total units on lease (in CEU) by the total units in our fleet (in CEU), excluding new units not yet leased and off-hire units designated for sale:

	Quarter Ended
	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Average Utilization	97.0%	97.6%	98.4%	99.1%	99.4%
Ending Utilization	96.7%	97.2%	98.1%	98.8%	99.3%

Average lease rates. Average lease rates for our dry container product line decreased by 1.6% from the first quarter of 2023 and 1.9% from June 30, 2022, primarily due to the impact of a sizable lease extension transaction completed at the beginning of the quarter.

Average lease rates for our refrigerated container product line decreased by 0.2% from the first quarter of 2023 and 0.1% from June 30, 2022. We have been experiencing larger differences in lease rates for older refrigerated containers compared to rates on new equipment, and we expect our average lease rates for refrigerated containers will continue to trend down.

The average lease rates for special containers decreased by 0.6% in the second quarter of 2023 compared to the first quarter of 2023.

Equipment disposals. Equipment disposal volumes increased in the second quarter of 2023 from the first quarter level. Average sale prices for dry containers continued to decrease in the second quarter, reflecting the generally slow market conditions, though the rate of decrease has been slowing. In the second quarter, we benefited from $5.5 million in gains related to lease buyout transactions.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, borrowings under our credit facilities and proceeds from other financing activities. Our principal uses of cash include capital expenditures, debt service, and dividends.

For the trailing twelve months ended June 30, 2023, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment, was $1,805.3 million. In addition, as of June 30, 2023, we had $55.3 million of unrestricted cash and cash equivalents and $2,115.0 million of borrowing capacity remaining under our existing credit facilities.

As of June 30, 2023, our cash commitments in the next twelve months include $1,506.8 million of scheduled principal payments on our existing debt facilities and $31.5 million of committed but unpaid capital expenditures, primarily for the purchase of equipment.

We believe that cash provided by operating activities, existing cash, proceeds from the sale of our leasing equipment, and availability under our credit facilities will be sufficient to meet our obligations over the next twelve months and beyond.

Capital Activity

During the three and six months ended June 30, 2023, the Company paid dividends on preferred shares of $13.0 million and $26.1 million, respectively, and paid dividends on common shares of $38.3 million and $77.2 million, respectively.

During the three months ended June 30, 2023, the Company repurchased a total of 140,000 common shares at an average price per share of $62.13 for a total cost of $8.7 million under its share repurchase program. For the six months ended June 30, 2023, the Company repurchased a total of 1,884,616 common shares at an average price per share of $66.66 for a total cost of $125.7 million.

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

Credit Ratings

Our investment-grade corporate and long-term debt credit ratings enable us to lower our cost of funds and broaden our access to attractively priced capital. While a ratings downgrade, on its own, would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of our financings. Additionally, under the terms of our senior notes and preferred shares, certain ratings downgrades following the occurrence of a change of control, as more fully described in the relevant agreements governing those instruments, could give holders of those instruments certain redemption or conversion rights. The Company's long-term debt and corporate ratings of BBB- from both S&P Global Ratings and Fitch Ratings remained unchanged in the second quarter of 2023. Following the announcement of the Merger, S&P Global Ratings placed our credit rating on Credit Watch with positive implications.

Debt Agreements

As of June 30, 2023, our outstanding indebtedness was comprised of the following (amounts in millions):

	June 30, 2023
	Outstanding Borrowings	Maximum Borrowing Level
Secured Debt Financings
Asset-backed securitization term instruments	$2,735.3	$2,735.3
Asset-backed securitization warehouse	235.0	1,125.0
Total secured debt financings	2,970.3	3,860.3
Unsecured Debt Financings
Senior notes	2,900.0	2,900.0
Term loan facility	1,032.0	1,032.0
Revolving credit facility	775.0	2,000.0
Total unsecured debt financings	4,707.0	5,932.0
Total debt financings	7,677.3	9,792.3
Unamortized debt costs	(48.3)	—
Unamortized debt premiums & discounts	(4.2)	—
Debt, net of unamortized costs	$7,624.8	$9,792.3

The maximum borrowing levels depicted in the table above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by either borrowing bases or an unencumbered asset test that limits borrowing capacity. Based on those limitations, the availability under these credit facilities at June 30, 2023 was approximately $1,404.0 million.
As of June 30, 2023, we had a combined $6,949.3 million of total debt on facilities with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap contracts. This accounts for 91% of our total debt.

The following table summarizes the weighted average interest rates and remaining terms on this portion of our debt:

	Balance Outstanding (in millions)	Contractual Weighted Avg Interest Rate	Weighted Avg Remaining Term

Fixed-rate debt	$5,635.3	2.08%	4.1 years
Hedged floating-rate debt	1,314.0	3.71%	3.5 years
Total fixed and hedged debt	$6,949.3	2.39%	4.0 years

Pursuant to the terms of certain debt agreements, we are required to maintain certain amounts in restricted cash accounts. As of June 30, 2023, we had restricted cash of $102.7 million.

For additional information on our debt, please refer to Note 7 - "Debt" in the Notes to the Unaudited Consolidated Financial Statements.

Debt Covenants

We are subject to certain financial covenants related to leverage and interest coverage as defined in our debt agreements. Failure to comply with these covenants could result in a default under the related credit agreements and the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors. As of June 30, 2023, we were in compliance with all such covenants.

Cash Flow

The following table sets forth certain cash flow information for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Variance
Net cash provided by (used in) operating activities	$607,609	$1,037,455	$(429,846)
Net cash provided by (used in) investing activities	$60,800	$(623,608)	$684,408
Net cash provided by (used in) financing activities	$(696,734)	$(464,280)	$(232,454)

Operating Activities

Net cash provided by operating activities decreased by $429.8 million to $607.6 million for the six months ended June 30, 2023 compared to $1,037.5 million in the same period in 2022. The decrease is primarily due to lower profitability in the current period of $115.5 million and the impact of a $302.4 million change in deferred revenue. In the prior year, we received several lease prepayments for which we deferred revenue recognition compared to the amortization of these prepayments in the current year.

Investing Activities

Net cash generated from investing activities was $60.8 million for the six months ended June 30, 2023 compared to net cash used in investing activities of $623.6 million in the same period in 2022. The change was primarily due to a $630.5 million decrease in the purchases of leasing equipment.

Financing Activities

Net cash used in financing activities was $696.7 million for the six months ended June 30, 2023, compared to $464.3 million in the same period in 2022. The change was primarily due to a $304.8 million increase in net debt repayments due to the decrease in equipment purchases and related financing requirements, offset by lower share repurchases and dividends paid in 2023.

Results of Operations

The following table summarizes our comparative results of operations for the three months ended June 30, 2023 and 2022 (in thousands).

	Three Months Ended June 30,
	2023	2022	Variance
Leasing revenues:
Operating leases	$360,004	$392,091	$(32,087)
Finance leases	26,535	29,517	(2,982)
Total leasing revenues	386,539	421,608	(35,069)

Equipment trading revenues	26,426	48,108	(21,682)
Equipment trading expenses	(24,512)	(41,706)	17,194
Trading margin	1,914	6,402	(4,488)

Net gain (loss) on sale of leasing equipment	21,583	35,072	(13,489)

Operating expenses:
Depreciation and amortization	146,880	160,922	(14,042)
Direct operating expenses	24,837	7,398	17,439
Administrative expenses	23,397	24,968	(1,571)
Transaction and other costs	2,579	—	2,579
Provision (reversal) for doubtful accounts	(760)	46	(806)
Total operating expenses	196,933	193,334	3,599
Operating income (loss)	213,103	269,748	(56,645)
Other expenses:
Interest and debt expense	57,314	54,659	2,655
Unrealized (gain) loss on derivative instruments, net	—	100	(100)
Debt termination expense	—	1,627	(1,627)
Other (income) expense, net	(269)	(189)	(80)
Total other expenses	57,045	56,197	848
Income (loss) before income taxes	156,058	213,551	(57,493)
Income tax expense (benefit)	14,296	15,932	(1,636)
Net income (loss)	$141,762	$197,619	$(55,857)
Less: dividend on preferred shares	13,028	13,028	—
Net income (loss) attributable to common shareholders	$128,734	$184,591	$(55,857)

Comparison of the Three months ended June 30, 2023 and 2022

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

	Three Months Ended June 30,
	2023	2022	Variance
Leasing revenues:
Operating leases
Per diem revenues	$343,038	$378,414	$(35,376)
Fee and ancillary revenues	16,966	13,677	3,289
Total operating lease revenues	360,004	392,091	(32,087)
Finance leases	26,535	29,517	(2,982)
Total leasing revenues	$386,539	$421,608	$(35,069)

Total leasing revenues were $386.5 million for the three months ended June 30, 2023 compared to $421.6 million in the same period in 2022, a decrease of $35.1 million.

Per diem revenues were $343.0 million for the three months ended June 30, 2023 compared to $378.4 million in the same period in 2022, a decrease of $35.4 million, primarily due to a decrease of approximately 0.6 million CEU in the average number of containers on-hire.

Fee and ancillary lease revenues were $17.0 million for the three months ended June 30, 2023 compared to $13.7 million in the same period in 2022, an increase of $3.3 million, primarily due to an increase in repair and handling revenues as a result of a higher volume of redeliveries.

Finance lease revenues were $26.5 million for the three months ended June 30, 2023 compared to $29.5 million in the same period in 2022, a decrease of $3.0 million. This decrease is primarily due to the early buyout of containers under finance lease in the fourth quarter of 2022 and second quarter of 2023.

Trading margin.    Trading margin was $1.9 million for the three months ended June 30, 2023 compared to $6.4 million in the same period in 2022, a decrease of $4.5 million. Container selling margins decreased in 2023 as a result of a decrease in selling prices.

Net gain (loss) on sale of leasing equipment.    Gain on sale of equipment was $21.6 million for the three months ended June 30, 2023 compared to $35.1 million in the same period in 2022, a decrease of $13.5 million. The decrease was primarily due to a decrease in the average sale price of used dry containers, and higher impairment charges and presale costs, partially offset by an increase in volume.

Depreciation and amortization.    Depreciation and amortization was $146.9 million for the three months ended June 30, 2023 compared to $160.9 million in the same period in 2022, a decrease of $14.0 million. The primary reasons for the decrease were as follows:
•$16.6 million decrease due to an increase in the number of containers that have become fully depreciated or reclassified to assets held for sale; partially offset by a
•$3.2 million increase due to new production units placed on-hire during 2022 that have a full quarter of depreciation in 2023, as well as new production units placed on-hire in the current year.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, store equipment when it is not on lease and reposition equipment from locations with weak leasing demand. Direct operating expenses were $24.8 million for the three months ended June 30, 2023 compared to $7.4 million in the same period in 2022, an increase of $17.4 million. The primary reasons for the increase were as follows:
•$14.5 million increase in storage expense resulting from an increase in the number of idle units; and a
•$2.8 million increase in repair and handling expense primarily due to a higher volume of redeliveries.

Administrative expenses.    Administrative expenses were $23.4 million for the three months ended June 30, 2023 compared to $25.0 million in the same period in 2022, a decrease of $1.6 million. The primary reasons for the decrease were as follows:
•$1.4 million decrease in incentive compensation costs; and a
•$1.2 million decrease in foreign exchange losses; partially offset by a
•$1.1 million increase in professional fees and travel and entertainment expenses.

Transaction and other costs.  Included in the three months ended June 30, 2023 are $2.6 million of transaction and other merger related costs associated with the pending transaction with Brookfield Infrastructure which is expected to close in the third quarter 2023.

Provision (reversal) for doubtful accounts.    Reversal for doubtful accounts was $0.8 million for the three months ended June 30, 2023 compared to an immaterial provision in the same period in 2022. In the second quarter of 2023, we reversed $0.7 million of a reserve established in 2022 due to better than expected recoveries.

Interest and debt expense.    Interest and debt expense was $57.3 million for the three months ended June 30, 2023, compared to $54.7 million in the same period in 2022, an increase of $2.6 million. The primary reasons for the increase were as follows:
•$7.5 million increase due to the average effective interest rate increase to 2.93% from 2.54%; partially offset by a
•$4.9 million decrease in interest expense due to a decrease in the average debt balance of $774.2 million.

Debt termination expense.    During the three months ended June 30, 2022, the Company incurred $1.6 million of debt termination costs related to the prepayment of asset-backed securitization term notes. The Company did not incur any debt termination costs in 2023.

Income tax expense (benefit). Income tax expense was $14.3 million for the three months ended June 30, 2023 compared to $15.9 million in the same period in 2022, a decrease of $1.6 million. The decrease in income tax expense was primarily the result of a decrease in pre-tax income partially offset by an increase in the effective tax rate. The Company's effective tax rate was 9.2% for the three months ended June 30, 2023 compared to 7.5% in the same period in 2022. The increase in the effective tax rate was primarily due to an increase in the portion of the Company's income generated in higher tax rate jurisdictions and a one-time $1.4 million write-off of deferred tax benefits as a result of the early buyout of containers under finance lease contracts in the second quarter of 2023.

Results of Operations

The following table summarizes our comparative results of operations for the six months ended June 30, 2023 and 2022 (in thousands).

	Six Months Ended June 30,
	2023	2022	Variance
Leasing revenues:
Operating leases	$730,352	$781,036	$(50,684)
Finance leases	53,910	57,660	(3,750)
Total leasing revenues	784,262	838,696	(54,434)

Equipment trading revenues	45,528	82,228	(36,700)
Equipment trading expenses	(42,545)	(71,685)	29,140
Trading margin	2,983	10,543	(7,560)

Net gain (loss) on sale of leasing equipment	37,083	64,041	(26,958)

Operating expenses:
Depreciation and amortization	295,315	321,638	(26,323)
Direct operating expenses	48,078	13,618	34,460
Administrative expenses	46,261	46,268	(7)
Transaction and other costs	2,579	—	2,579
Provision (reversal) for doubtful accounts	(2,557)	19	(2,576)
Total operating expenses	389,676	381,543	8,133
Operating income (loss)	434,652	531,737	(97,085)
Other expenses:
Interest and debt expense	116,138	109,169	6,969
Unrealized (gain) loss on derivative instruments, net	(4)	(339)	335
Debt termination expense	—	1,663	(1,663)
Other (income) expense, net	(313)	(497)	184
Total other expenses	115,821	109,996	5,825
Income (loss) before income taxes	318,831	421,741	(102,910)
Income tax expense (benefit)	27,256	29,864	(2,608)
Net income (loss)	$291,575	$391,877	$(100,302)
Less: dividend on preferred shares	26,056	26,056	—
Net income (loss) attributable to common shareholders	$265,519	$365,821	$(100,302)

Comparison of the six months ended June 30, 2023 and 2022

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

	Six Months Ended June 30,
	2023	2022	Variance
Leasing revenues:
Operating leases
Per diem revenues	$695,218	$755,928	$(60,710)
Fee and ancillary revenues	35,134	25,108	10,026
Total operating lease revenues	730,352	781,036	(50,684)
Finance leases	53,910	57,660	(3,750)
Total leasing revenues	$784,262	$838,696	$(54,434)

Total leasing revenues were $784.3 million for the six months ended June 30, 2023, compared to $838.7 million, in the same period in 2022, a decrease of $54.4 million.

Per diem revenues were $695.2 million for the six months ended June 30, 2023 compared to $755.9 million in the same period in 2022, a decrease of $60.7 million, primarily due to a decrease of 0.5 million CEU in the average number of containers on-hire.

Fee and ancillary lease revenues were $35.1 million for the six months ended June 30, 2023 compared to $25.1 million in the same period in 2022, an increase of $10.0 million, primarily due to an increase in repair and handling revenues due to higher volume of redeliveries.

Finance lease revenues were $53.9 million for the six months ended June 30, 2023 compared to $57.7 million in the same period in 2022, a decrease of $3.8 million. This decrease is primarily due to the early buyout of containers under finance lease in the fourth quarter of 2022 and second quarter of 2023.

Trading margin.    Trading margin was $3.0 million for the six months ended June 30, 2023 compared to $10.5 million in the same period in 2022, a decrease of $7.5 million. Container selling margins decreased in 2023 as a result of a decrease in selling prices.

Net gain (loss) on sale of leasing equipment.    Gain on sale of equipment was $37.1 million for the six months ended June 30, 2023 compared to $64.0 million in the same period in 2022, a decrease of $26.9 million. The decrease was primarily due to a decrease in the average sale price of used dry containers, and higher impairment charges and presale costs, partially offset by an increase in volume.

Depreciation and amortization.    Depreciation and amortization was $295.3 million for the six months ended June 30, 2023 compared to $321.6 million in the same period in 2022, a decrease of $26.3 million. The primary reasons for the decrease were as follows:
•$32.2 million decrease due to an increase in the number of containers that have become fully depreciated or reclassified to assets held for sale; partially offset by a
•$7.2 million increase due to new production units placed on-hire during 2022 that have six months of depreciation in 2023, as well as new production units placed on-hire in the current year.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, store equipment when it is not on lease and reposition equipment from locations with weak leasing demand. Direct operating expenses were $48.1 million for the six months ended June 30, 2023 compared to $13.6 million in the same period in 2022, an increase of $34.5 million. The primary reasons for the increase were as follows:
•$26.0 million increase in storage expense resulting from an increase in the number of idle units; and a
•$7.9 million increase in repair and handling expense due to higher volume of drop-off activity.

Transaction and other costs.  Included in the six months ended June 30, 2023 are $2.6 million of transaction and other merger related costs associated with the pending transaction with Brookfield Infrastructure which is expected to close in the third quarter 2023.

Provision (reversal) for doubtful accounts.    Reversal for doubtful accounts was $2.6 million for the six months ended June 30, 2023 compared to an immaterial provision in the same period in 2022. During 2023, we reversed $2.5 million of a reserve established in 2022 due to better than expected recoveries.

Interest and debt expense.    Interest and debt expense was $116.1 million for the six months ended June 30, 2023, compared to $109.2 million in the same period in 2022, an increase of $6.9 million. The primary reasons for the increase were as follows:
•$16.2 million increase due to the average effective interest rate increase to 2.93% from 2.52%; partially offset by a
•$9.1 million decrease in interest expense due to a decrease of the average debt balance of $724.1 million.

Debt termination expense.    During the six months ended June 30, 2022, the Company incurred $1.7 million of debt termination costs related to the prepayment of asset-backed securitization term notes. The Company did not incur any debt termination costs in 2023.

Income tax expense (benefit). Income tax expense was $27.3 million for the six months ended June 30, 2023 compared to $29.9 million in the same period in 2022, a decrease of $2.6 million. The decrease in income tax expense was primarily due to a decrease in pre-tax income partially offset by an increase in the effective tax rate. The Company's effective tax rate was 8.5% for the six months ended June 30, 2023 compared to 7.1% in the same period in 2022. The increase in the effective tax rate was primarily due to an increase in the portion of the Company's income generated in higher tax rate jurisdictions and a one-time $1.4 million write-off of deferred tax benefits resulting from the early buyout of containers under finance leases in the second quarter of 2023.

Contractual Obligations

We are party to various operating and finance leases and are obligated to make payments related to our borrowings. We are also obligated under various commercial commitments, including payment obligations to our equipment manufacturers.

The following table summarizes our contractual commitments and obligations as of June 30, 2023 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Contractual Obligations by Period
Contractual Obligations:	Total	Remaining 2023	2024	2025	2026	2027	2028 and thereafter
	(dollars in millions)
Principal debt obligations	$7,677.3	$803.4	$906.8	$423.7	$1,727.6	$1,162.5	$2,653.3
Interest on debt obligations(1)	880.6	108.7	198.3	183.7	139.5	99.6	150.8
Operating leases (mainly facilities)	18.8	1.1	2.3	1.9	1.8	1.3	10.4
Purchase obligations:
Equipment purchases payable	26.8	26.8	—	—	—	—	—
Equipment purchase commitments	4.7	4.7	—	—	—	—	—
Total contractual obligations	$8,608.2	$944.7	$1,107.4	$609.3	$1,868.9	$1,263.4	$2,814.5
(1)Amounts include actual interest for fixed debt, estimated interest for floating-rate debt and interest rate swaps.

The above table does not reflect transaction and other costs that are contingent upon the closing of the Merger.

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

As of June 30, 2023, we had derivative agreements in place to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Derivatives	Notional Amount (in millions)	Weighted Average Fixed Leg (Pay) Interest Rate	Weighted Average Remaining Term
Interest Rate Swap(1)	$1,314.0	2.22%	3.5 years
(1)     Excludes certain interest rate swaps with an effective date in a future period ("forward starting swaps"). Including these instruments will increase total notional amount by $650.0 million and increase the weighted average remaining term to 5.2 years.

Our derivative agreements are designated as cash flow hedges for accounting purposes. Any unrealized gains or losses related to the changes in fair value are recognized in accumulated other comprehensive income and reclassified to interest and debt expense as they are realized. As of June 30, 2023, we have certain interest rate cap agreements that are non-designated derivatives and changes in fair value are recognized as unrealized (gain) loss on derivative instruments, net, on the Consolidated Statements of Operations.

Approximately 91% of our debt is either fixed or hedged using derivative instruments which helps mitigate the impact of changes in short-term interest rates. A 100 basis point increase in the interest rates on our unhedged debt (Term SOFR) would result in an increase of approximately $4.6 million in interest expense over the next 12 months.

Foreign currency exchange rate risk

Although we have significant foreign-based operations, the majority of our revenues and our operating expenses are denominated in U.S. dollars. However, we pay our non-U.S. employees in local currencies and certain operating expenses are denominated in foreign currencies. Net foreign currency exchange (gains) losses were immaterial for the three and six months ended June 30, 2023, respectively, and $1.2 million and $1.6 million for the three and six months ended June 30, 2022, respectively.

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2023. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded, as of June 30, 2023, that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2023, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Merger Agreement contains a number of customary conditions to complete the Merger, including: (i) the approval of the Merger Agreement by our shareholders; (ii) receipt of certain required regulatory approvals and the expiration or termination of any waiting period (and any extension thereof) applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; (iii) the receipt of clearance from CFIUS; (iv) the absence of an injunction or law restraining, enjoining, rendering illegal or otherwise prohibiting consummation of the Merger; (v) the SEC having declared effective registration statements with respect to the BIPC Shares issuable to our shareholders, and the units such stock consideration is exchangeable into, and no stop order or similar restraining order by the SEC suspending the effectiveness of a registration statement being in effect; (vi) the authorization for listing on the NYSE and conditional approval for listing on the Toronto Stock Exchange for the BIPC Shares issuable to our shareholders; (vii) subject to customary materiality qualifiers, the accuracy of the representations and warranties contained in the Merger Agreement; (viii) the absence of any Company Material Adverse Effect (as defined in the Merger Agreement); (ix) the absence of any Parent Burdensome Condition (as defined in the Merger Agreement); and (x) performance in all material respects by the other party of its covenants under the Merger Agreement.

While it is currently anticipated that the Merger will be consummated in the third quarter of 2023, there can be no assurance that the foregoing conditions will be satisfied on a timely basis or at all, or that an event, effect, development of change will not transpire that could delay or prevent these conditions from being satisfied. If the Merger is not consummated, the trading price of our common shares may decline. We may also be subject to additional risks in connection with the announcement and pendency of the Merger and if the Merger is not completed, including:

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

Because the market value of the BIPC Shares that holders of our common shares may receive in the Merger may fluctuate and may cause the value of the Merger Consideration to fluctuate when the market value of BIPC Shares is outside of the Collar, holders of our common shares cannot be sure of the market value of the Merger Consideration that they will receive in the Merger.

Upon completion of the Merger, each of our common shares that is issued and outstanding immediately prior to the Effective Time (other than certain excluded common shares), will be canceled and automatically converted into the right to receive, at the election of the holder (but subject to pro rata cut backs to the extent cash or BIPC Shares are oversubscribed), $68.50 per common share in cash and $16.50 per common share in BIPC Shares (subject to adjustment to the extent the BIPC Final Stock Price is outside of the Collar). The stock portion of the Merger Consideration is subject to an adjustment mechanism based on the Collar, ensuring that holders of our common shares receive the number of BIPC Shares equal to $16.50 in value for every Triton common share if the BIPC Final Stock Price is between $42.36 and $49.23. If the BIPC Final Stock Price is below the Collar, Triton shareholders will receive 0.3895 BIPC Shares for each Triton common share. If the BIPC Final Stock Price is above the Collar, Triton shareholders will receive 0.3352 BIPC Shares for each Triton common share. Outside of the Collar, the implied value of the stock portion of the Merger Consideration to be received in exchange for each common share will fluctuate based on the market price of BIPC Shares until the completion of the Merger because the stock portion of the Merger Consideration is payable in a fixed number of BIPC Shares. The market price of BIPC Shares has fluctuated since the date of the announcement of the Merger and will continue to fluctuate from the date of this Quarterly Report on Form 10-Q until the date the Merger is completed, which could occur a considerable amount of time after the date hereof. BIPC Share price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in BIPC’s business, operations and prospects, risks inherent in its businesses, changes in market assessments of the likelihood that the Merger will be completed and/or the value that may be generated by the Merger, and changes with respect to expectations regarding the timing of the Merger and regulatory considerations. Many of these factors are beyond our control.

Lawsuits may be instituted against us challenging the transactions contemplated by the Merger Agreement. An adverse ruling in any such lawsuit may delay or prevent the proposed acquisition from being completed.

Lawsuits arising out of or relating to the Merger Agreement, the registration statement on Form F-4 of BIPC and its affiliate, Brookfield Infrastructure Partners, L.P. ("BIP") (which includes a document that serves as a prospectus of BIPC and BIP and a proxy statement of the Company) and/or the proposed acquisition of us by BIPC may be filed in the future. One of the conditions to completion of the Merger is the absence of any injunction or other order being in effect that prohibits completion of the Merger. Accordingly, if a plaintiff is successful in obtaining an injunction, then such order may prevent the proposed acquisition from being completed, or from being completed within the expected timeframe.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Share Repurchase Program

The following table provides certain information with respect to our purchases of the Company's common shares for the three months ended June 30, 2023. Purchases were made under the Company's share repurchase program, the authorization for which was increased to $400.0 million by the Board of Directors in December 2022:

	Issuer Purchases of Common Shares
Period	Total number of shares purchased(1)	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)
April 1, 2023 through April 30, 2023(2)	140,000	$62.13	$232,868
May 1, 2023 through May 31, 2023	—	$—	$232,868
June 1, 2023 through June 30, 2023	—	$—	$232,868
Total	140,000	$62.13	$232,868

(1)This column represents the total number of shares purchased as part of publicly announced plans.
(2)Triton suspended its share repurchase program effective as of the close of business on April 6, 2023 in light of Triton's pending acquisition by BIPC.

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

TRITON INTERNATIONAL LIMITED

August 1, 2023	By:	/s/ MICHAEL S. PEARL
Michael S. Pearl
Chief Financial Officer