Form 10-Q
period 2023-09-30
Triton International Ltd
filed 2023-11-09
CIK 1660734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 24, 2023, there were 101,158,891 common shares at $0.01 par value per share of the Registrant outstanding, all of which were held by an affiliate of Brookfield Infrastructure.

Triton International Limited

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q of Triton International Limited contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the Securities and Exchange Commission (the "SEC"), or in connection with oral statements made to the press, potential investors or others. All statements, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, future costs, prospects, plans and objectives, are forward-looking statements. The words "expect," "estimate," "anticipate," "predict," "believe," "think," "plan," "will," "should," "intend," "seek," "potential" and similar expressions and variations are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
All forward-looking statements address matters that involve risks and uncertainties, many of which are beyond Triton's control. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements and, therefore, you should not place undue reliance on any such statements. These factors include, without limitation, economic, business, competitive, market and regulatory conditions and the following:
•risks related to the acquisition of Triton by Brookfield Infrastructure Partners L.P., through its subsidiary Brookfield Infrastructure Corporation and its institutional partners (collectively, “Brookfield Infrastructure”), which was consummated on September 28, 2023, including risks related to potentially divergent interests of our sole common shareholder, the holders of our outstanding indebtedness and the holders of our outstanding preference shares; risks related to our "controlled company" status; and shareholder litigation in connection with the acquisition of Triton by Brookfield Infrastructure;
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

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

TRITON INTERNATIONAL LIMITED
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS:
Leasing equipment, net of accumulated depreciation of $4,418,934 and $4,289,259	$8,908,586	$9,530,396
Net investment in finance leases	1,533,559	1,639,831
Equipment held for sale	189,614	138,506
Revenue earning assets	10,631,759	11,308,733
Cash and cash equivalents	55,000	83,227
Restricted cash	95,747	103,082
Accounts receivable, net of allowances of $2,261 and $2,075	256,744	226,554
Goodwill	236,665	236,665
Lease intangibles, net of accumulated amortization of $295,618 and $291,837	2,839	6,620
Other assets	47,440	28,383
Fair value of derivative instruments	144,004	115,994
Total assets	$11,470,198	$12,109,258
LIABILITIES AND SHAREHOLDERS' EQUITY:
Equipment purchases payable	$9,121	$11,817
Fair value of derivative instruments	1,682	2,117
Deferred revenue	278,933	333,260
Accounts payable and other accrued expenses	121,064	71,253
Net deferred income tax liability	409,052	411,628
Debt, net of unamortized costs of $47,680 and $55,863	7,764,997	8,074,820
Total liabilities	8,584,849	8,904,895
Shareholders' equity:
Preferred shares, $0.01 par value, at liquidation preference	730,000	730,000
Common shares, $0.01 par value, 270,000,000 shares authorized, 101,158,891 and 81,383,024 shares issued, respectively	1,012	814
Undesignated shares, $0.01 par value, 800,000 shares authorized, no shares issued and outstanding	—	—
Treasury shares, at cost, 0 and 24,494,785 shares, respectively	—	(1,077,559)
Additional paid-in capital	(308,114)	909,911
Accumulated earnings	2,329,301	2,531,928
Accumulated other comprehensive income (loss)	133,150	109,269
Total shareholders' equity	2,885,349	3,204,363
Total liabilities and shareholders' equity	$11,470,198	$12,109,258
The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Leasing revenues:
Operating leases	$358,997	$395,400	$1,089,349	$1,176,436
Finance leases	25,904	29,283	79,814	86,943
Total leasing revenues	384,901	424,683	1,169,163	1,263,379

Equipment trading revenues	34,996	44,786	80,524	127,014
Equipment trading expenses	(30,488)	(41,106)	(73,033)	(112,791)
Trading margin	4,508	3,680	7,491	14,223

Net gain on sale of leasing equipment	12,318	26,468	49,401	90,509

Operating expenses:
Depreciation and amortization	141,438	158,538	436,753	480,176
Direct operating expenses	27,143	10,525	75,221	24,143
Administrative expenses	23,623	22,747	69,884	69,015
Transaction and other costs	68,741	—	71,320	—
Provision (reversal) for doubtful accounts	(211)	(123)	(2,768)	(104)
Total operating expenses	260,734	191,687	650,410	573,230
Operating income (loss)	140,993	263,144	575,645	794,881
Other expenses:
Interest and debt expense	60,073	57,124	176,211	166,293
Unrealized (gain) loss on derivative instruments, net	(4)	19	(8)	(320)
Debt termination expense	—	190	—	1,853
Other (income) expense, net	(169)	(644)	(482)	(1,141)
Total other expenses	59,900	56,689	175,721	166,685
Income (loss) before income taxes	81,093	206,455	399,924	628,196
Income tax expense (benefit)	11,392	16,618	38,648	46,482
Net income (loss)	$69,701	$189,837	$361,276	$581,714
Less: dividend on preferred shares	13,028	13,028	39,084	39,084
Net income (loss) attributable to common shareholder	$56,673	$176,809	$322,192	$542,630

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$69,701	$189,837	$361,276	$581,714
Other comprehensive income (loss), net of tax:
Change in derivative instruments designated as cash flow hedges	31,564	51,160	54,692	159,335
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges	(11,760)	(1,837)	(30,676)	7,451
Foreign currency translation adjustment	(185)	(408)	(135)	(916)
Other comprehensive income (loss), net of tax	19,619	48,915	23,881	165,870
Comprehensive income	89,320	238,752	385,157	747,584
Less:
Dividend on preferred shares	13,028	13,028	39,084	39,084
Comprehensive income attributable to common shareholder	$76,292	$225,724	$346,073	$708,500

Tax (benefit) provision on change in derivative instruments designated as cash flow hedges	$753	$2,706	$1,954	$9,980
Tax (benefit) provision on reclassification of (gain) loss on derivative instruments designated as cash flow hedges	$(1,270)	$(476)	$(3,507)	$(48)

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)
(Unaudited)

	Preferred Shares		Common Shares		Treasury Shares		Add'l Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	29,200,000	$730,000	81,383,024	$814	24,494,785	$(1,077,559)	$909,911	$2,531,928	$109,269	$3,204,363
Share-based compensation expense	—	—	135,716	1	—	—	2,212	—	—	2,213
Treasury shares acquired	—	—	—	—	1,744,616	(116,960)	—	—	—	(116,960)
Share repurchase to settle shareholder tax obligations	—	—	(77,326)	(1)	—	—	(5,479)	—	—	(5,480)
Net income (loss)	—	—	—	—	—	—	—	149,813	—	149,813
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(23,947)	(23,947)
Common shares dividend declared ($0.70 per share)	—	—	—	—	—	—	—	(39,214)	—	(39,214)
Preferred shares dividend declared	—	—	—	—	—	—	—	(13,028)	—	(13,028)
Balance as of March 31, 2023	29,200,000	$730,000	81,441,414	$814	26,239,401	$(1,194,519)	$906,644	$2,629,499	$85,322	$3,157,760
Share-based compensation expense	—	—	—	—	—	—	2,567	—	—	2,567
Treasury shares acquired	—	—	—	—	140,000	(8,701)	—	—	—	(8,701)
Net income (loss)	—	—	—	—	—	—	—	141,762	—	141,762
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	28,209	28,209
Common shares dividend declared ($0.70 per share)	—	—	—	—	—	—	—	(38,677)	—	(38,677)
Preferred shares dividend declared	—	—	—	—	—	—	—	(13,028)	—	(13,028)
Balance as of June 30, 2023	29,200,000	$730,000	81,441,414	$814	26,379,401	$(1,203,220)	$909,211	$2,719,556	$113,531	$3,269,892
Share-based compensation expense	—	—	3,011	—	—	—	2,525	—	—	2,525
Share repurchase to settle shareholder tax obligations	—	—	(3,864)	—	—	—	(323)	—	—	(323)
Net income (loss)	—	—	—	—	—	—	—	69,701	—	69,701
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	19,619	19,619
Reclassification of share-based awards to a liability	—	—	—	—	—	—	(16,109)	—	—	(16,109)
Return of capital to Parent	—	—	—	—	—	—	—	(407,632)	—	(407,632)
Common shares dividend declared ($0.70 per share)	—	—	—	—	—	—	—	(39,296)	—	(39,296)
Preferred shares dividend declared	—	—	—	—	—	—	—	(13,028)	—	(13,028)
Cancellation of Common Stock	—	—	(81,440,561)	(814)	—	—	814	—	—	—
Cancellation of Treasury Stock	—	—	—	—	(26,379,401)	1,203,220	(1,203,220)	—	—	—
Issuance of Common stock to Parent	—	—	101,158,891	1,012	—	—	(1,012)	—	—	—
Balance as of September 30, 2023	29,200,000	$730,000	101,158,891	$1,012	—	$—	$(308,114)	$2,329,301	$133,150	$2,885,349

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Shareholders' Equity (Continued)
(In thousands, except share amounts)
(Unaudited)

`	Preferred Shares		Common Shares		Treasury Shares		Add'l Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	29,200,000	$730,000	81,295,366	$813	15,429,499	$(522,360)	$904,224	$2,000,854	$(48,819)	$3,064,712
Share-based compensation expense	—	—	164,932	2	—	—	2,554	—	—	2,556
Treasury shares acquired	—	—	—	—	1,257,374	(80,166)	—	—	—	(80,166)
Share repurchase to settle shareholder tax obligations	—	—	(93,253)	(1)	—	—	(5,628)	—	—	(5,629)
Net income (loss)	—	—	—	—	—	—	—	194,258	—	194,258
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	80,158	80,158
Common shares dividend declared ($0.65 per share)	—	—	—	—	—	—	—	(42,307)	—	(42,307)
Preferred shares dividend declared	—	—	—	—	—	—	—	(13,028)	—	(13,028)
Balance as of March 31, 2022	29,200,000	$730,000	81,367,045	$814	16,686,873	$(602,526)	$901,150	$2,139,777	$31,339	$3,200,554
Share-based compensation expense	—	—	22,764	—	—	—	3,691	—	—	3,691
Treasury shares acquired	—	—	—	—	1,832,240	(110,049)	—	—	—	(110,049)
Net income (loss)	—	—	—	—	—	—	—	197,619	—	197,619
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	36,797	36,797
Common shares dividend declared ($0.65 per share)	—	—	—	—	—	—	—	(41,284)	—	(41,284)
Preferred shares dividend declared	—	—	—	—	—	—	—	(13,028)	—	(13,028)
Balance as of June 30, 2022	29,200,000	$730,000	81,389,809	$814	18,519,113	$(712,575)	$904,841	$2,283,084	$68,136	$3,274,300
Share-based compensation expense	—	—	—	—	—	—	3,167	—	—	3,167
Treasury shares acquired	—	—	—	—	3,200,340	(189,543)	—	—	—	(189,543)
Net income (loss)	—	—	—	—	—	—	—	189,837	—	189,837
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	48,915	48,915
Common shares dividend declared ($0.65 per share)	—	—	—	—	—	—	—	(39,727)	—	(39,727)
Preferred shares dividend declared	—	—	—	—	—	—	—	(13,028)	—	(13,028)
Balance as of September 30, 2022	29,200,000	$730,000	81,389,809	$814	21,719,453	$(902,118)	$908,008	$2,420,166	$117,051	$3,273,921
The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$361,276	$581,714
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	436,753	480,176
Amortization of deferred debt cost and other debt related amortization	6,008	9,181
Lease related amortization	4,078	8,674
Share-based compensation expense	7,305	9,414
Net (gain) loss on sale of leasing equipment	(49,401)	(90,509)
Unrealized (gain) loss on derivative instruments	(8)	(320)
Debt termination expense	—	1,853
Deferred income taxes	(1,022)	19,633
Changes in operating assets and liabilities:
Accounts receivable, net	(32,179)	(11,542)
Deferred revenue	(54,327)	274,981
Change in share-based awards liability	18,765	—
Accounts payable and other accrued expenses	9,875	812
Equipment sold (purchased) for resale activity	15,101	7,297
Cash received (paid) for settlement of interest rate swaps	—	19,026
Cash collections on finance lease receivables, net of income earned	143,826	107,633
Other assets	(3,096)	20,239
Net cash provided by (used in) operating activities	862,954	1,438,262
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(151,361)	(889,811)
Proceeds from sale of equipment, net of selling costs	272,633	217,832
Other	(133)	(716)
Net cash provided by (used in) investing activities	121,139	(672,695)
Cash flows from financing activities:
Purchases of treasury shares	(129,776)	(375,026)
Debt issuance costs	(3,008)	(8,523)
Borrowings under debt facilities	1,570,000	1,802,600
Payments under debt facilities and finance lease obligations	(1,888,800)	(2,081,274)
Dividends paid on preferred shares	(39,084)	(39,084)
Dividends paid on common shares	(115,552)	(122,151)
Return of capital to Parent	(407,632)	—
Other	(5,803)	(5,629)
Net cash provided by (used in) financing activities	(1,019,655)	(829,087)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(35,562)	$(63,520)
Cash, cash equivalents and restricted cash, beginning of period	186,309	230,538
Cash, cash equivalents and restricted cash, end of period	$150,747	$167,018
Supplemental disclosures:
Interest paid	$167,980	$148,568
Income taxes paid (refunded)	$39,285	$27,579
Non-cash operating activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$9,102	$210
Non-cash investing activities:
Equipment purchases payable	$9,121	$19,450
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

The interim Consolidated Balance Sheet as of September 30, 2023; the Consolidated Statements of Operations, the Consolidated Statements of Comprehensive Income, and the Consolidated Statements of Shareholders' Equity for the three and nine months ended September 30, 2023 and 2022; and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 are unaudited. The Consolidated Balance Sheet as of December 31, 2022, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. The unaudited interim financial statements have been prepared on a basis consistent with the Company's annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company's financial position, results of operations, comprehensive income, shareholders' equity, and cash flows for the periods presented. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The consolidated results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2023 or for any other future annual or interim period.

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

Concentration of Credit Risk

The Company's equipment leases and trade receivables subject it to potential credit risk. The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis. The Company's three largest customers accounted for 19%, 17%, and 11%, respectively, of the Company's lease billings for the nine months ended September 30, 2023.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements

For information on the fair value of equipment held for sale, debt, and the fair value of derivative instruments, please refer to Note 3 - "Equipment Held for Sale", Note 8 - "Debt" and Note 9 - "Derivative Instruments", respectively.

Note 2—Merger

Brookfield Infrastructure Transaction

On September 28, 2023, the Company completed the transactions contemplated by the Agreement and Plan of Merger, dated as of April 11, 2023 (the “Merger Agreement”), by and among the Company, Brookfield Infrastructure Corporation (“BIPC”), Thanos Holdings Limited (“Parent”) and Thanos MergerSub Limited, a subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement and the Statutory Merger Agreement, dated as of September 28, 2023, by and among the Company, BIPC, Parent and Merger Sub, Merger Sub merged with and into Triton (the “Merger”), with Triton surviving the Merger as a subsidiary of Parent.

Pursuant to the Merger Agreement, at the effective time of the Merger, each common share of the Company issued and outstanding immediately prior to the effective time (other than certain excluded common shares), was cancelled and automatically converted into the right to receive, at the election of each shareholder, (x) mixed consideration of $68.50 in cash and 0.3895 Class A exchangeable subordinate voting shares (“BIPC Shares”) of BIPC, (y) all-cash consideration in an amount equivalent in value to the mixed consideration, which was equal to approximately $83.16, or (z) all-BIPC Share consideration in an amount equivalent in value to the mixed consideration, which was equal to approximately 2.21 BIPC Shares (the “Merger Consideration”). The number of BIPC Shares issued in exchange for each common share was subject to a collar mechanism set forth in the Merger Agreement, which was based on the weighted average price of BIPC Shares on the New York Stock Exchange (the “NYSE”) over the 10 consecutive trading days ending on the second trading day prior to the effective time of the Merger (the “BIPC Final Share Price”). The BIPC Final Share Price was approximately $37.64.

In connection with the closing of the Merger, Triton’s common shares were delisted from the NYSE on September 28, 2023. The last trading day for the common shares on the NYSE was September 27, 2023. On October 10, 2023, Triton filed a certification on Form 15 with the SEC requesting the deregistration of its common shares under the Exchange Act. As of October 24, 2023, there were 101,158,891 common shares outstanding, all of which were held by an affiliate of Brookfield Infrastructure; therefore, earnings per share data is not presented.

Triton’s Series A-E cumulative redeemable perpetual preference shares remained outstanding as an obligation of the Company and continued to be listed on the NYSE following the closing of the Merger.

Parent has accounted for the Merger under the acquisition method of accounting with the Company deemed to be the acquiree for accounting purposes. The Company and Parent have elected not to push down purchase accounting adjustments to reflect the assets and liabilities acquired at fair value, and therefore amounts reflected in the financial statements hereto have not been adjusted. The effective date of the Merger used for accounting purposes is September 30, 2023.

Triton incurred transaction and other costs related to the Merger which are included in "Transaction and other costs" in the Company’s Consolidated Statements of Operations.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Transaction and other costs for the three and nine months ended September 30, 2023, were comprised of the following (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Employee compensation costs	$20,204	$20,204
Advisory fees	39,673	41,673
Legal and professional expenses	8,222	8,597
Other	642	846
Total	$68,741	$71,320

There were no transaction related costs in the prior year.

Employee compensation costs include $18.8 million in costs related to share-based compensation for unvested shares granted in 2021, 2022, and 2023 pursuant to the 2016 Equity Incentive Plan which was modified as a result of the Merger. See Note 5 - "Share-based Compensation" for more detailed information regarding the modification. Employee compensation costs also include $1.4 million related to employee incentive and retention compensation related to the Merger. As of September 30, 2023, employee compensation costs of $39.2 million has been accrued and included in Accounts payable and other accrued expenses and is expected to be paid within the next year.

Advisory fees include costs paid for financial advisory services directly related to the closing of the Merger.

Legal and professional expenses include costs related to legal and accounting fees incurred in connection with the Merger.

Note 3 —Equipment Held for Sale

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Impairment (loss) reversal on equipment held for sale	$(2,959)	$(239)	$(5,770)	$(398)
Gain (loss) on sale of equipment, net of selling costs	15,277	26,707	55,171	90,907
Net gain on sale of leasing equipment	$12,318	$26,468	$49,401	$90,509

Note 4—Intangible Assets

Intangible assets consist of lease intangibles for leases acquired with lease rates above market in a business combination. The following table summarizes the amortization of intangible assets as of September 30, 2023 (in thousands):

Year ending December 31,	Total Intangible Assets
2023 (Remaining 3 months)	$876
2024	$1,963
Total	$2,839

Amortization expense related to intangible assets was $1.2 million and $3.8 million for the three and nine months ended September 30, 2023, respectively and $2.6 million and $8.0 million for the three and nine months ended September 30, 2022, respectively.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Share-Based Compensation

Prior to the completion of the Merger, the Company recognized share-based compensation expense for share-based payment transactions based on the grant date fair value. The expense was recognized over the employee's requisite service period, or vesting period of the equity award, approximately three years. The Company recognized share-based compensation expense in Administrative expenses of $2.5 million and $7.3 million for the three and nine months ended September 30, 2023, respectively, and $3.2 million and $9.4 million for the three and nine months ended September 30, 2022, respectively.

During the nine months ended September 30, 2023, the Company issued 138,727 restricted shares, and cancelled 81,190 vested shares to settle payroll taxes on behalf of employees.

In accordance with the Merger Agreement, upon closing of the Merger, Triton’s unvested restricted shares and restricted share units that were outstanding immediately prior to the closing of the Merger were converted into a contingent right to receive an amount in cash equal to the number of shares subject to such award, assuming attainment of the maximum level of performance for performance-based awards, multiplied by $83.16 per share. This amount will be paid upon the earlier of the original vesting date of the award and the twelve month anniversary of the Merger closing date subject to the participant's continued service with the Company. The modification of the unvested share-based awards changed the classification of the awards from equity to liability, as well as modified the original service period of the awards. As a result of the change in the classification of the awards, the Company reclassified $16.1 million from equity to Accounts payable and other accrued expenses. Further, the Company recorded incremental share-based compensation expense of $18.8 million to recognize the fair value of the awards based on the portion of the service period completed at the time of modification in Transaction and other costs in the Consolidated Statements of Operations. The total unrecognized compensation liability related to the share-based awards of $17.4 million is expected to be recognized to Transaction and other costs over the remaining vesting period through September 30, 2024.

Note 6—Other Equity Matters

In connection with the Merger, the Company suspended its share repurchase program after the close of business on April 6, 2023. Prior to the suspension of the share repurchase program, the Company repurchased a total of 1,884,616 common shares, at an average price per-share of $66.66 for a total of $125.6 million. In connection with the Merger, all previously issued and outstanding common shares of Triton were cancelled and following the closing of the Merger, 100% of the Company’s issued and outstanding common shares are privately held by an affiliate of Brookfield Infrastructure.

During the third quarter of 2023, the Company paid a $407.6 million capital distribution to Parent in connection with the closing of the Merger.

Preference Shares

The following table summarizes the Company's preference share issuances (each, a "Series"):

Preference Share Series	Issuance	Liquidation Preference (in thousands)	# of Shares(1)
Series A 8.50% Cumulative Redeemable Perpetual Preference Shares ("Series A")	March 2019	$86,250	3,450,000
Series B 8.00% Cumulative Redeemable Perpetual Preference Shares ("Series B")	June 2019	143,750	5,750,000
Series C 7.375% Cumulative Redeemable Perpetual Preference Shares ("Series C")	November 2019	175,000	7,000,000
Series D 6.875% Cumulative Redeemable Perpetual Preference Shares ("Series D")	January 2020	150,000	6,000,000
Series E 5.75% Cumulative Redeemable Perpetual Preference Shares ("Series E")	August 2021	175,000	7,000,000
		$730,000	29,200,000
(1)     Represents number of shares authorized, issued, and outstanding.

Each Series of preference shares may be redeemed at the Company's option, at any time after approximately five years from original issuance, in whole or in part at a redemption price, plus an amount equal to all accumulated and unpaid dividends,

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

whether or not declared. The Company may also redeem each Series of preference shares prior to the lapse of the five year period upon the occurrence of certain events as described in each instrument, such as transactions that either transfer ownership of substantially all assets to a single entity or establish a majority voting interest by a single entity, and cause a downgrade or withdrawal of rating by the rating agency within 60 days of the event. If the Company does not elect to redeem each Series upon the occurrence of the preceding events, holders of preference shares may have the right to convert their preference shares into common shares. Specifically for Series E only, the Company may redeem the Series E Preference Shares if an applicable rating agency changes the methodology or criteria that were employed in assigning equity credit to securities similar to the Series E Preference Shares when originally issued, which either (a) shortens the period of time during which equity credit pertaining to the Series E Preference Shares would have been in effect had the methodology not been changed or (b) reduces the amount of equity credit as compared with the amount of equity credit that the rating agency had assigned to the Series E Preference Shares when originally issued.

Holders of preference shares generally have no voting rights. If the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive), holders will be entitled to elect two additional directors to the Board of Directors and the size of the Board of Directors will be increased to accommodate such election. Such right to elect two directors will continue until such time as there are no accumulated and unpaid dividends in arrears.

Following the closing of the Merger, Triton's preference shares remained outstanding as an obligation of the Company, entitled to the same dividends and other preferences and privileges that they previously had, and continued to be listed on the NYSE.

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

The Company paid the following quarterly dividends during the three and nine months ended September 30, 2023 and 2022 on its issued and outstanding Series (in millions except for the per-share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Series	Per Share Payment	Aggregate Payment	Per Share Payment	Aggregate Payment	Per Share Payment	Aggregate Payment	Per Share Payment	Aggregate Payment
A(1)	$0.53	$1.8	$0.53	$1.8	$1.59	$5.4	$1.59	$5.4
B	$0.50	$2.9	$0.50	$2.9	$1.50	$8.7	$1.50	$8.7
C(1)	$0.46	$3.2	$0.46	$3.2	$1.38	$9.6	$1.38	$9.6
D(1)	$0.43	$2.6	$0.43	$2.6	$1.29	$7.8	$1.29	$7.8
E(1)	$0.36	$2.5	$0.36	$2.5	$1.08	$7.6	$1.08	$7.6
Total		$13.0		$13.0		$39.1		$39.1
(1)     Per share payments rounded to the nearest whole cent.

As of September 30, 2023, the Company had cumulative unpaid preference dividends of $2.2 million.

Note 7—Leases

Lessee

The Company's leases are primarily for multiple office facilities which are contracted under various cancellable and non-cancellable operating leases, most of which provide extension or early termination options. The Company's lease agreements do not contain any residual value guarantees or material restrictive covenants.

The Company entered into an amended lease agreement in September 2022 to relocate office space in Purchase, New York (Triton's principal U.S. corporate office). The new lease commenced on August 1, 2023, with a lease term of 12 years.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of September 30, 2023, the weighted average implicit rate was 5.60% and the weighted average remaining lease term was 9.76 years.

The following table summarizes the impact of the Company's leases in its financial statements (in thousands):

Balance Sheet	Financial statement caption	September 30, 2023	December 31, 2022
Right-of-use asset - operating	Other assets	$10,158	$3,145
Lease liability - operating	Accounts payable and other accrued expenses	$13,315	$3,465

		Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement	Financial statement caption	2023	2022	2023	2022
Operating lease cost(1)	Administrative expenses	$652	$797	$2,127	$2,444
(1)     Includes short-term leases that are immaterial.

Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows was $2.4 million and $2.6 million for the nine months ended September 30, 2023 and 2022, respectively.

Lessor

Operating Leases

As of September 30, 2023, the Company has deferred revenue balances related to operating leases with uneven payment terms. These amounts will be amortized into revenue as follows (in thousands):

Year ending December 31,
2023 (Remaining 3 months)	$19,245
2024	76,275
2025	65,160
2026	42,870
2027	16,924
2028 and thereafter	58,459
Total	$278,933

Finance Leases

The following table summarizes the components of the net investment in finance leases (in thousands):

	September 30, 2023	December 31, 2022
Future minimum lease payment receivable(1)	$1,974,693	$2,161,192
Estimated residual receivable(2)	218,251	218,004
Gross finance lease receivables(3)	2,192,944	2,379,196
Unearned income(4)	(659,385)	(739,365)
Net investment in finance leases(5)	$1,533,559	$1,639,831

(1)     There were no executory costs included in gross finance lease receivables as of September 30, 2023 and December 31, 2022.
(2)     The Company's finance leases generally include a purchase option at nominal amounts that is reasonably certain to be exercised, and therefore, the Company has immaterial residual value risk for assets.
(3)    The gross finance lease receivable is reduced as billed to customers and reclassified to accounts receivable until paid by customers.
(4)     There were no unamortized initial direct costs as of September 30, 2023 and December 31, 2022.
(5)    One major customer represented 93% and 90% as of the Company's finance lease portfolio as of September 30, 2023 and December 31, 2022, respectively. No other customer represented more than 10% of the Company's finance lease portfolio in each of those periods.

The Company’s finance lease portfolio lessees are primarily large international shipping lines. In its estimate of expected credit losses, the Company evaluates the overall credit quality of its finance lease portfolio. The Company considers an account past due when a payment has not been received in accordance with the terms of the related lease agreement and maintains allowances, if necessary, for doubtful accounts. These allowances are based on, but not limited to, historical

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

experience which includes stronger and weaker economic cycles, each lessee's payment history, management's current assessment of each lessee's financial condition, consideration of current economic conditions and reasonable market forecasts.

For the three and nine months ended September 30, 2023, the Company reversed $0.4 million and $2.9 million, respectively, of reserves established in 2022 due to better than expected recoveries. As of September 30, 2023 and December 31, 2022, the Company does not have an allowance on its gross finance lease receivables and does not have any material past due balances.

Note 8—Debt

The table below summarizes the Company's key terms and carrying value of debt:

	September 30, 2023				December 31, 2022
	Outstanding Borrowings (in thousands)	Contractual Weighted Avg Interest Rate	Maturity Range		Outstanding Borrowings (in thousands)
			From	To
Secured Debt Financings
Asset-backed securitization ("ABS") term instruments	$2,657,543	2.04%	February 2028	February 2031	$2,890,467
Asset-backed securitization warehouse	295,000	6.92%	April 2029	April 2029	320,000
Total secured debt financings	2,952,543				3,210,467
Unsecured Debt Financings
Senior notes	2,300,000	2.45%	June 2024	March 2032	2,900,000
Term loan facility	1,504,124	6.67%	May 2026	May 2026	1,080,000
Revolving credit facility	1,060,000	6.67%	October 2027	October 2027	945,000
Total unsecured debt financings	4,864,124				4,925,000
Total debt financings	7,816,667				8,135,467
Unamortized debt costs	(47,680)				(55,863)
Unamortized debt premiums & discounts	(3,990)				(4,784)
Debt, net of unamortized costs	$7,764,997				$8,074,820

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

The Company’s borrowings under the ABS facilities amortize in monthly installments, typically in level payments over five or more years. These facilities provide for an advance rate against the net book values of designated eligible equipment. The net book values for purposes of calculating eligible equipment is determined according to the related debt agreement and may be different than those calculated per GAAP. The Company is required to maintain restricted cash balances on deposit in designated bank accounts equal to nine months of interest expense.

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's ABS warehouse facility has a borrowing capacity of $1,125.0 million that is available on a revolving basis to April 27, 2025, paying interest at term Secured Overnight Financing Rate ("SOFR") plus 1.60%. After the revolving period, borrowings will convert to term notes with a maturity date of April 27, 2029, paying interest at SOFR plus 2.60%.

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

Senior Notes

The Company’s senior notes are unsecured and have initial maturities ranging from 3 - 10 years and interest payments due semi-annually. The senior notes are prepayable (in whole or in part) at the Company's option at any time prior to the maturity date, subject to certain provisions in the senior note agreements, including the payment of a make-whole premium in respect to such prepayment.

On August 1, 2023, the Company’s $600.0 million, 0.80% senior notes matured. Payment at maturity was primarily funded by borrowings under Triton’s revolving credit facility. Additionally, three forward starting swaps with a total notional value of $300.0 million became effective on August 1, 2023, to offset a portion of the interest expense related to the borrowing under the revolving credit facility.

Term Loan Facility

The Company's term loan facility has a maturity date of May 27, 2026, which amortizes in quarterly installments and has a reference rate of term SOFR plus 1.35%. This facility is subject to covenants customary for unsecured financings of this type, including financial covenants that require us to maintain a minimum ratio of unencumbered assets to certain financial indebtedness.

On September 1, 2023, the Company and its wholly-owned subsidiaries, Triton Container International Limited and TAL International Container Corporation (the "Borrowers"), amended Triton's term loan facility to increase the size of the accordion feature under the term loan agreement to allow the Borrowers to increase the aggregate commitment amount under the agreement by up to an additional $500.0 million. Concurrently with the closing of the amendment, the Borrowers exercised the accordion and increased their borrowing under the term loan facility by $500.0 million. There was no change to the maturity date or reference rate under the term loan facility as a result of the amendment and incremental borrowing.

Revolving Credit Facility

The revolving credit facility has a maturity date of October 26, 2027, and has a maximum borrowing capacity of $2,000.0 million. The reference rate is term SOFR plus 1.35%. This facility is subject to covenants customary for unsecured financings of this type, primarily financial covenants that require us to maintain a minimum ratio of unencumbered assets to certain financial indebtedness.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company hedges the risks associated with fluctuations in interest rates on a portion of its floating-rate debt by entering into interest rate swap agreements that convert a portion of its floating-rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The following table summarizes the Company's outstanding fixed-rate and floating-rate debt as of September 30, 2023:

	Balance Outstanding (in thousands)	Contractual Weighted Avg Interest Rate	Maturity Range		Weighted Avg Remaining Term
			From	To
Excluding impact of derivative instruments:
Fixed-rate debt	$4,957,543	2.23%	Jun 2024	Mar 2032	4.4 years
Floating-rate debt	$2,859,124	6.69%	May 2026	Apr 2029	3.3 years

Including impact of derivative instruments:
Fixed-rate debt	$4,957,543	2.23%
Hedged floating-rate debt	$1,609,000	3.87%
Total fixed and hedged debt	$6,566,543	2.63%
Unhedged floating-rate debt	$1,250,124	6.69%
Total debt	$7,816,667	3.27%

The fair value of total debt outstanding was $7,003.8 million and $7,264.7 million as of September 30, 2023 and December 31, 2022, respectively, and was measured using Level 2 inputs.

As of September 30, 2023, the maximum borrowing levels for the ABS warehouse and the revolving credit facility were $1,125.0 million and $2,000.0 million, respectively. Certain of these facilities are governed by either borrowing bases or an unencumbered asset test that limits borrowing capacity. Based on those limitations, the availability under these credit facilities at September 30, 2023 was approximately $1,045.8 million.

The Company is subject to certain financial covenants under its debt financings. As of September 30, 2023, the Company was in compliance with all financial covenants in accordance with the terms of its debt agreements.

Note 9—Derivative Instruments

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

Certain assets of the Company's subsidiaries are pledged as collateral for various ABS facilities and the amounts payable under certain derivative agreements. Additionally, the Company may be required to post cash collateral on certain derivative agreements if the fair value of these contracts represents a liability. Any amounts of cash collateral posted are included in Other

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assets on the Consolidated Balance Sheets and are presented in operating activities on the Consolidated Statements of Cash Flows. As of September 30, 2023, the Company had cash collateral on derivative instruments of $2.6 million.

Within the next twelve months, the Company expects to reclassify $50.1 million of net unrealized and realized gains related to derivative instruments designated as cash flow hedges from accumulated other comprehensive income (loss) into earnings.

As of September 30, 2023, the Company had derivative agreements in place to fix interest rates on a portion of the borrowings under its debt facilities with floating interest rates as summarized below:

Derivatives	Notional Amount (in millions)	Weighted Average Fixed Leg (Pay) Interest Rate	Weighted Average Remaining Term
Interest Rate Swap(1)	$1,609.0	2.49%	2.9 years
(1)     Excludes certain interest rate swaps with an effective date in a future period ("forward starting swaps"). Including these instruments will increase total notional amount by $350.0 million and increase the weighted average remaining term to 4.0 years.

In the first quarter of 2023, the Company entered into forward starting swaps with a notional value of $300.0 million that commenced on August 1, 2023 and have a termination date of March 31, 2025. These swaps were designated as cash flow hedges to fix the interest rates on a portion of the Company's floating rate debt.

The following table summarizes the impact of derivative instruments on the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income on a pretax basis (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Financial statement caption	2023	2022	2023	2022
Non-Designated Derivative Instruments
Unrealized (gains) losses	Unrealized (gain) loss on derivative instruments, net	$(4)	$19	$(8)	$(320)
Designated Derivative Instruments
Realized (gains) losses	Interest and debt (income) expense	$(13,030)	$(2,313)	$(34,183)	$7,403
Unrealized (gains) losses	Comprehensive (income) loss	$(32,317)	$(53,866)	$(56,646)	$(169,315)

Fair Value of Derivative Instruments

The Company presents the fair value of derivative financial instruments on a gross basis as a separate line item on the Consolidated Balance Sheet.

The Company has elected to use the income approach to value its interest rate swap and cap agreements, using Level 2 market expectations at the measurement date and standard valuation techniques to convert future values to a single discounted present value. The Level 2 inputs for the interest rate swap and cap valuations are inputs other than quoted prices that are observable for the asset or liability (specifically SOFR and swap rates and credit risk at commonly quoted intervals). The LIBOR reference rate sunset on June 30, 2023. Effective July 1, 2023, the Company’s derivative instruments utilizing LIBOR transitioned to SOFR as the alternative reference rate per the ISDA 2020 IBOR fallbacks protocol.

Note 10—Segment and Geographic Information

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

The following tables summarizes the Company's segment information and the consolidated totals reported (in thousands):

	Three Months Ended September 30,
	2023			2022
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$383,342	$1,559	$384,901	$420,694	$3,989	$424,683
Trading margin	—	4,508	4,508	—	3,680	3,680
Net gain on sale of leasing equipment	12,318	—	12,318	26,468	—	26,468
Depreciation and amortization expense	141,237	201	141,438	158,349	189	158,538
Interest and debt expense	59,823	250	60,073	56,688	436	57,124
Segment income (loss) before income taxes(1)	75,446	5,643	81,089	200,062	6,602	206,664
Purchases of leasing equipment and investments in finance leases(2)	$31,847	$—	$31,847	$139,790	$—	$139,790

	Nine Months Ended September 30,
	2023			2022
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$1,164,019	$5,144	$1,169,163	$1,252,046	$11,333	$1,263,379
Trading margin	—	7,491	7,491	—	14,223	14,223
Net gain on sale of leasing equipment	49,401	—	49,401	90,509	—	90,509
Depreciation and amortization expense	436,174	579	436,753	479,617	559	480,176
Interest and debt expense	175,391	820	176,211	164,946	1,347	166,293
Segment income (loss) before income taxes(1)	388,653	11,263	399,916	607,751	21,978	629,729
Purchases of leasing equipment and investments in finance leases(2)	$151,361	$—	$151,361	$889,811	$—	$889,811

(1)     Segment income before income taxes excludes unrealized gains or losses on derivative instruments and debt termination expense. For the three and nine months ended September 30, 2023, the Company recorded an immaterial amount of unrealized gains on derivative instruments. For the three and nine months ended September 30, 2023 the Company did not record any debt termination expenses. For the three and nine months ended September 30, 2022, the Company recorded an unrealized gain on derivative instruments for an immaterial amount and $0.3 million, respectively. For the three and nine months ended September 30, 2022, the Company recorded $0.2 million and $1.9 million of debt termination expense, respectively.
(2)     Represents cash disbursements for purchases of leasing equipment and investments in finance lease as reflected in the Consolidated Statements of Cash Flows for the periods indicated, but excludes cash flows associated with the purchase of equipment held for resale.

	September 30, 2023			December 31, 2022
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Equipment held for sale	$160,832	$28,782	$189,614	$97,463	$41,043	$138,506
Goodwill	220,864	15,801	236,665	220,864	15,801	236,665
Total assets	$11,391,585	$78,613	$11,470,198	$12,010,654	$98,604	$12,109,258

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the geographic allocation of total leasing revenues based on customers' primary domicile (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total leasing revenues:
Asia	$129,863	$152,012	$402,300	$453,892
Europe	207,541	220,228	621,751	660,115
Americas	32,769	36,720	100,723	107,479
Bermuda	1,058	834	3,143	2,164
Other International	13,670	14,889	41,246	39,729
Total	$384,901	$424,683	$1,169,163	$1,263,379

Since the majority of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, all of the Company's long-lived assets are considered to be international.

The following table summarizes the geographic allocation of equipment trading revenues based on the location of the sale (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total equipment trading revenues:
Asia	$13,870	$25,659	$30,805	$68,937
Europe	6,135	6,646	14,841	22,157
Americas	5,109	10,864	19,384	31,715
Bermuda	—	—	—	—
Other International	9,882	1,617	15,494	4,205
Total	$34,996	$44,786	$80,524	$127,014

Note 11—Commitments and Contingencies

Container Equipment Purchase Commitments

As of September 30, 2023, the Company had commitments to purchase equipment in the amount of $12.1 million to be paid in 2023.

Contingencies

Legal Proceedings

The Company is party to various pending or threatened legal or regulatory proceedings arising in the ordinary course of its business. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. Triton records liabilities related to legal matters when the exposure item becomes probable and can be reasonably estimated. Management does not expect these matters to have a material adverse effect on Triton’s financial condition, results of operations, or liquidity. However, these matters are subject to inherent uncertainties and it is possible that a liability arising from these matters could have a material adverse impact in the period in which the uncertainties are resolved, depending in part on the operating results for such period.

In connection with the Merger, a putative Triton shareholder filed two petitions demanding an appraisal of its shares under Bermuda law in the Supreme Court of Bermuda. The actions, captioned Oasis Core Investments Fund Ltd. v. Triton International Limited, 2023: Nos. 263 and 265, purport to demand appraisal in respect of 1,184,300 common shares of the Company (approximately 2.15% of the outstanding Triton common shares prior to the closing of the Merger). If a Bermuda court were to find that the fair value of the Triton common shares exceeded the value of the Merger Consideration, under the terms of the Merger Agreement, the Company would have to pay the additional amount for each Triton common share for

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

which appraisal was validly sought in accordance with Bermuda law. The court may in its discretion award the prevailing party its costs, including attorneys’ fees, at the conclusion of the proceeding. Brookfield Infrastructure has already paid the Merger Consideration due under the terms of the Merger Agreement in cash with respect to these shares, but the Company has not provided for any additional amounts or costs. The proceedings are at a very early stage and the Company cannot predict at this time the outcome of the appraisal proceeding or when this matter will be resolved.

Note 12—Income Taxes

The following table summarizes the Company's effective tax rate:

	Three Months Ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Effective Income Tax Rate	14.0%	8.0%	9.7%	7.4%

The Company has computed the provision for income taxes based on the estimated annual effective tax rate and the application of discrete items, if any, in the applicable period. The increase in the effective tax rate for the three and nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to a decrease in the portion of the Company's income generated in lower tax rate jurisdictions as a result of transaction costs incurred in connection with the Merger.

Note 13—Related Party Transactions

The Company holds a 50% interest in Tristar Container Services (Asia) Private Limited ("Tristar"), which is primarily engaged in the selling and leasing of container equipment in the domestic and short sea markets in India.  The Company's equity investment in Tristar is included in other assets on the Consolidated Balance Sheets. The Company received payments on finance leases with Tristar of $0.5 million and $1.5 million for both the three and nine months ended September 30, 2023 and 2022, respectively. The Company has a direct finance lease receivable balance with Tristar of $6.2 million and $7.4 million as of September 30, 2023 and December 31, 2022, respectively.

Note 14—Subsequent Event

On October 29, 2023, the Company's Board of Directors approved and declared a cash dividend on its issued and outstanding preference shares, payable on December 15, 2023 to holders of record at the close of business on December 8, 2023 as follows:

Preference Share Series	Dividend Rate	Dividend Per Share
Series A	8.500%	$0.5312500
Series B	8.000%	$0.5000000
Series C	7.375%	$0.4609375
Series D	6.875%	$0.4296875
Series E	5.750%	$0.3593750

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements included in our 2022 Annual Report on Form 10-K. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties discussed under "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" in our 2022 Annual Report on Form 10-K, in this Quarterly Report on Form 10-Q and in any subsequent Quarterly Reports on Form 10-Q to be filed by us, as well as in the other documents we file with the Securities and Exchange Commission (the "SEC") from time to time. Our actual results may differ materially from those contained in or implied by any forward-looking statements. References in this Quarterly Report on Form 10-Q to the "Company," "Triton," "we," "us" and "our" refer to Triton International Limited and, where appropriate, its consolidated subsidiaries.

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

Recent Developments

Brookfield Infrastructure Transaction

On September 28, 2023, we completed the transactions contemplated by the Agreement and Plan of Merger, dated as of April 11, 2023 (the “Merger Agreement”), by and among the Company, Brookfield Infrastructure Corporation (“BIPC”), Thanos Holdings Limited (“Parent”) and Thanos MergerSub Limited, a subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement and the Statutory Merger Agreement, dated as of September 28, 2023, by and among the Company, BIPC, Parent and Merger Sub, Merger Sub merged with and into Triton (the “Merger”), with Triton surviving the Merger as a subsidiary of Parent.

Pursuant to the Merger Agreement, at the effective time of the Merger, each common share of the Company issued and outstanding immediately prior to the effective time (other than certain excluded common shares), was cancelled and automatically converted into the right to receive, at the election of each shareholder, (x) mixed consideration of $68.50 in cash and 0.3895 Class A exchangeable subordinate voting shares (“BIPC Shares”) of BIPC, (y) all-cash consideration in an amount equivalent in value to the mixed consideration, which was equal to approximately $83.16, or (z) all-BIPC Share consideration in an amount equivalent in value to the mixed consideration, which was equal to approximately 2.21 BIPC Shares (the “Merger Consideration”). The number of BIPC Shares issued in exchange for each common share was subject to a collar mechanism set forth in the Merger Agreement, which was based on the weighted average price of BIPC Shares on the New York Stock Exchange (the “NYSE”) over the 10 consecutive trading days ending on the second trading day prior to the effective time of the Merger (the “BIPC Final Share Price”). The BIPC Final Share Price was approximately $37.64.

In connection with the closing of the Merger, our common shares were delisted from the NYSE on September 28, 2023. The last trading day for the common shares on the NYSE was September 27, 2023. On October 10, 2023, we filed a certification on Form 15 with the SEC requesting the deregistration of our common shares under the Exchange Act of 1934, as amended (the "Exchange Act").

Our Series A-E cumulative redeemable perpetual preference shares remained outstanding as an obligation of the Company and continued to be listed on the NYSE following the closing of the Merger.

For additional information on the Merger, see "Risks Related to the Merger" under the caption “Risk Factors” in this Quarterly Report on Form 10-Q.

Operations

Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of September 30, 2023, our total fleet consisted of 4.0 million containers and chassis, representing 6.9 million twenty-foot equivalent units ("TEU") or 7.6 million cost equivalent units ("CEU"). We have an extensive global presence, offering leasing services through a worldwide network of local offices, and we utilize third-party container depots spread across over 40 countries to provide customers global access to our container fleet. Our primary customers include the world's largest container shipping lines. For the nine months ended September 30, 2023, our twenty largest customers accounted for 85% of our lease billings, our five largest customers accounted for 61% of our lease billings, and our three largest customers accounted for 19%, 17%, and 11%, respectively of our lease billings.

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

The following tables summarize our equipment fleet (in Units, TEU and CEU). TEU and CEU are standard industry measures of fleet size and are used to measure the quantity of containers that make up our revenue earning assets:

	Equipment Fleet in Units			Equipment Fleet in TEU
	September 30, 2023	December 31, 2022	September 30, 2022	September 30, 2023	December 31, 2022	September 30, 2022
Dry	3,619,470	3,784,386	3,833,065	6,189,640	6,458,705	6,540,720
Refrigerated	221,788	227,628	229,839	431,672	442,489	446,678
Special	97,104	92,379	91,949	178,711	169,290	168,441
Tank	12,850	12,000	11,911	12,850	12,000	11,911
Chassis	27,035	27,937	25,823	51,226	52,744	48,615
Equipment leasing fleet	3,978,247	4,144,330	4,192,587	6,864,099	7,135,228	7,216,365
Equipment trading fleet	40,262	48,328	47,696	66,973	79,102	77,755
Total	4,018,509	4,192,658	4,240,283	6,931,072	7,214,330	7,294,120

	Equipment Fleet in CEU (1)
	September 30, 2023	December 31, 2022	September 30, 2022
Operating leases	6,909,146	7,147,332	7,210,150
Finance leases	641,061	662,822	676,310
Equipment trading fleet	62,575	75,697	73,529
Total	7,612,782	7,885,851	7,959,989
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

The following table summarizes the percentage of our equipment fleet in terms of units and CEU as of September 30, 2023:

Equipment Type	Percentage of total fleet in units	Percentage of total fleet in CEU
Dry	90.1%	70.9%
Refrigerated	5.5	21.6
Special	2.4	3.4
Tank	0.3	1.4
Chassis	0.7	1.9
Equipment leasing fleet	99.0%	99.2%
Equipment trading fleet	1.0	0.8
Total	100.0%	100.0%

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

The following tables summarize our lease portfolio by lease type, based on CEU on-hire and net book value:

Lease Portfolio by CEU	September 30, 2023	December 31, 2022	September 30, 2022
Long-term leases	70.9%	72.4%	71.1%
Finance leases	9.2	9.0	8.9
Subtotal	80.1	81.4	80.0
Service leases	6.5	6.7	6.8
Expired long-term leases, non-sale age (units on-hire)	5.2	6.8	7.6
Expired long-term leases, sale-age (units on-hire)	8.2	5.1	5.6
Total	100.0%	100.0%	100.0%
Weighted average remaining contractual term in months for long-term and finance leases	57	59	59

Lease Portfolio by Net Book Value	September 30, 2023	December 31, 2022	September 30, 2022
Long-term leases	71.9%	72.8%	71.7%
Finance leases	15.7	15.4	15.6
Subtotal	87.6	88.2	87.3
Service leases	4.2	4.2	4.3
Expired long-term leases, non-sale age (units on-hire)	3.9	5.0	5.7
Expired long-term leases, sale-age (units on-hire)	4.3	2.6	2.7
Total	100.0%	100.0%	100.0%
Weighted average remaining contractual term in months for long-term and finance leases	72	76	76

Operating Performance

Our fleet size and utilization decreased in the third quarter of 2023 due to limited trade growth and generally weak leasing demand. Global containerized trade volumes have been negatively impacted in 2023 by a shift in consumer spending back to services following a spike in goods consumption during the pandemic. Demand for containers has also been impacted by improving supply chain efficiency and the freeing of container capacity that had been absorbed by pandemic-related bottlenecks.

Our fleet size and the net book value of our revenue earning assets have decreased this year as a result of limited procurement. Through September 30, 2023 we have invested $136.1 million in new containers for delivery in 2023. Our utilization has also decreased in 2023, though at a moderate pace due to our strong long-term lease portfolio. Our utilization was 96.4% as of September 30, 2023.

The following table summarizes our equipment fleet utilization for the periods indicated. Utilization is computed by dividing our total units on lease (in CEU) by the total units in our fleet (in CEU), excluding new units not yet leased and off-hire units designated for sale:

	Quarter Ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Average Utilization	96.6%	97.0%	97.6%	98.4%	99.1%
Ending Utilization	96.4%	96.7%	97.2%	98.1%	98.8%

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, borrowings under our credit facilities and proceeds from other financing activities. Our principal uses of cash include capital expenditures, debt service, and dividends.

For the trailing twelve months ended September 30, 2023, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment, was $1,661.1 million. In addition, as of September 30, 2023, we had $55.0 million of unrestricted cash and cash equivalents and $1,770.0 million of borrowing capacity remaining under our existing credit facilities.

As of September 30, 2023, our cash commitments in the next twelve months include $953.4 million of scheduled principal payments on our existing debt facilities and $21.2 million of committed but unpaid capital expenditures, primarily for the purchase of equipment.

We believe that cash provided by operating activities, existing cash, proceeds from the sale of our leasing equipment, and availability under our credit facilities will be sufficient to meet our obligations over the next twelve months and beyond.

Capital Activity

During the three and nine months ended September 30, 2023, the Company paid dividends on preference shares of $13.0 million and $39.1 million, respectively, and paid dividends on common shares of $38.3 million and $115.6 million, respectively.

During the nine months ended September 30, 2023, the Company repurchased a total of 1,884,616 common shares at an average price per share of $66.66 for a total cost of $125.7 million. On September 28, 2023, in connection with the Merger, all previously issued and outstanding common shares of Triton were cancelled. Following the closing of the Merger, 100% of the Company's issued and outstanding common shares are privately held by an affiliate of Brookfield Infrastructure.

During the third quarter of 2023, the Company paid a $407.6 million capital distribution to Parent in connection with the closing of the Merger.

For additional information on capital activity and dividends, please refer to Note 6 - “Other Equity Matters” in the Notes to the Unaudited Consolidated Financial Statements.

Debt Activity

During the third quarter of 2023, the Company and its wholly-owned subsidiaries, Triton Container International Limited and TAL International Container Corporation (the “Borrowers”), amended Triton’s term loan facility to increase the size of the accordion feature under the term loan agreement to allow the Borrowers to increase the aggregate commitment amount under the agreement by up to an additional $500.0 million. Concurrently with the closing of the amendment, the Borrowers exercised the accordion and increased the borrowing under the term loan facility by $500.0 million. There was no change to the maturity date or reference rate under the term loan facility as a result of the amendment and incremental borrowing.

In August 2023, the Company’s $600.0 million, 0.80% senior notes matured. Payment at maturity was primarily funded by borrowings under Triton’s revolving credit facility. Additionally, three forward starting swaps with a total notional value of $300.0 million became effective on August 1, 2023, to offset a portion of the interest expense related to the borrowing under the revolving credit facility.

We may, from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for debt, in open-market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases or exchanges, if any, may be funded from operating cash flows or other sources, will be on such terms and at prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Credit Ratings

Our investment-grade corporate and long-term debt credit ratings enable us to lower our cost of funds and broaden our access to attractively priced capital. While a ratings downgrade, on its own, would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of our financings. Additionally, under the terms of our senior notes and preference shares, certain ratings downgrades following the occurrence of a change of control, as more fully described in the relevant agreements governing those instruments, could give holders of those instruments certain redemption or conversion rights. The Company's long-term debt and corporate rating of BBB- from Fitch Ratings remained unchanged while S&P Global Ratings upgraded our ratings from BBB- to BBB in the third quarter of 2023, after the completion of the Merger.

Debt Agreements

As of September 30, 2023, our outstanding indebtedness was comprised of the following (amounts in millions):

	September 30, 2023
	Outstanding Borrowings	Maximum Borrowing Level
Secured Debt Financings
Asset-backed securitization term instruments	$2,657.6	$2,657.6
Asset-backed securitization warehouse	295.0	1,125.0
Total secured debt financings	2,952.6	3,782.6
Unsecured Debt Financings
Senior notes	2,300.0	2,300.0
Term loan facility	1,504.1	1,504.1
Revolving credit facility	1,060.0	2,000.0
Total unsecured debt financings	4,864.1	5,804.1
Total debt financings	7,816.7	9,586.7
Unamortized debt costs	(47.7)	—
Unamortized debt premiums & discounts	(4.0)	—
Debt, net of unamortized costs	$7,765.0	$9,586.7

The maximum borrowing levels depicted in the table above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by either borrowing bases or an unencumbered asset test that limits borrowing capacity. Based on those limitations, the availability under these credit facilities at September 30, 2023 was approximately $1,045.8 million.
As of September 30, 2023, we had a combined $6,566.5 million of total debt on facilities with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap contracts. This accounts for 84% of our total debt.

The following table summarizes the weighted average interest rates and remaining terms on this portion of our debt:

	Balance Outstanding (in millions)	Contractual Weighted Avg Interest Rate	Weighted Avg Remaining Term

Fixed-rate debt	$4,957.5	2.23%	4.4 years
Hedged floating-rate debt	1,609.0	3.87%	2.9 years
Total fixed and hedged debt	$6,566.5	2.63%	4.0 years

Pursuant to the terms of certain debt agreements, we are required to maintain certain amounts in restricted cash accounts. As of September 30, 2023, we had restricted cash of $95.7 million.

For additional information on our debt, please refer to Note 8 - "Debt" in the Notes to the Unaudited Consolidated Financial Statements.

Debt Covenants

We are subject to certain financial covenants related to leverage and interest coverage as defined in our debt agreements. Failure to comply with these covenants could result in a default under the related credit agreements and the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors. As of September 30, 2023, we were in compliance with all such covenants.

Cash Flow

The following table sets forth certain cash flow information for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Variance
Net cash provided by (used in) operating activities	$862,954	$1,438,262	$(575,308)
Net cash provided by (used in) investing activities	$121,139	$(672,695)	$793,834
Net cash provided by (used in) financing activities	$(1,019,655)	$(829,087)	$(190,568)

Operating Activities

Net cash provided by operating activities decreased by $575.3 million to $863.0 million for the nine months ended September 30, 2023, compared to $1,438.3 million in the same period in 2022. The decrease is primarily due to lower profitability in the current period of $254.8 million which includes $51.1 million paid for transaction costs, and a $329.3 million change in deferred revenue. In the prior year, we received several lease prepayments for which we deferred revenue recognition compared to the amortization of these prepayments in the current year.

Investing Activities

Net cash generated from investing activities was $121.1 million for the nine months ended September 30, 2023, compared to net cash used in investing activities of $672.7 million in the same period in 2022. The change was primarily due to a $738.5 million decrease in the purchases of leasing equipment.

Financing Activities

Net cash used in financing activities was $1,019.7 million for the nine months ended September 30, 2023, compared to $829.1 million in the same period in 2022. The change includes a $407.6 million capital distribution made by Triton to Parent in connection with the Merger and an increase in net debt repayments due to the decrease in equipment purchases and related financing requirements. These increases were partially offset by lower share repurchases and dividends paid in 2023.

Results of Operations

The following table summarizes our comparative results of operations for the three months ended September 30, 2023 and 2022 (in thousands).

	Three Months Ended September 30,
	2023	2022	Variance
Leasing revenues:
Operating leases	$358,997	$395,400	$(36,403)
Finance leases	25,904	29,283	(3,379)
Total leasing revenues	384,901	424,683	(39,782)

Equipment trading revenues	34,996	44,786	(9,790)
Equipment trading expenses	(30,488)	(41,106)	10,618
Trading margin	4,508	3,680	828

Net gain (loss) on sale of leasing equipment	12,318	26,468	(14,150)

Operating expenses:
Depreciation and amortization	141,438	158,538	(17,100)
Direct operating expenses	27,143	10,525	16,618
Administrative expenses	23,623	22,747	876
Transaction and other costs	68,741	—	68,741
Provision (reversal) for doubtful accounts	(211)	(123)	(88)
Total operating expenses	260,734	191,687	69,047
Operating income (loss)	140,993	263,144	(122,151)
Other expenses:
Interest and debt expense	60,073	57,124	2,949
Unrealized (gain) loss on derivative instruments, net	(4)	19	(23)
Debt termination expense	—	190	(190)
Other (income) expense, net	(169)	(644)	475
Total other expenses	59,900	56,689	3,211
Income (loss) before income taxes	81,093	206,455	(125,362)
Income tax expense (benefit)	11,392	16,618	(5,226)
Net income (loss)	$69,701	$189,837	$(120,136)
Less: dividend on preferred shares	13,028	13,028	—
Net income (loss) attributable to common shareholder	$56,673	$176,809	$(120,136)

Comparison of the Three months ended September 30, 2023 and 2022

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

	Three Months Ended September 30,
	2023	2022	Variance
Leasing revenues:
Operating leases
Per diem revenues	$341,220	$379,623	$(38,403)
Fee and ancillary revenues	17,777	15,777	2,000
Total operating lease revenues	358,997	395,400	(36,403)
Finance leases	25,904	29,283	(3,379)
Total leasing revenues	$384,901	$424,683	$(39,782)

Total leasing revenues were $384.9 million for the three months ended September 30, 2023 compared to $424.7 million in the same period in 2022, a decrease of $39.8 million.

Per diem revenues were $341.2 million for the three months ended September 30, 2023 compared to $379.6 million in the same period in 2022, a decrease of $38.4 million. The primary reasons for the decrease were as follows:
•$33.9 million decrease due to a decrease of approximately 0.7 million CEU in the average number of containers on-hire; and
•$6.4 million decrease due to a decrease in the average lease rates for our dry and refrigerated container product lines as a result of the impact of sizable lease extension transactions completed during 2023.

Fee and ancillary lease revenues were $17.8 million for the three months ended September 30, 2023 compared to $15.8 million in the same period in 2022, an increase of $2.0 million, primarily due to an increase in repair and handling revenues as a result of a higher volume of redeliveries.

Finance lease revenues were $25.9 million for the three months ended September 30, 2023 compared to $29.3 million in the same period in 2022, a decrease of $3.4 million. This decrease is primarily due to the early buyout of containers under finance lease in the fourth quarter of 2022 and second quarter of 2023.

Trading margin.    Trading margin was $4.5 million for the three months ended September 30, 2023 compared to $3.7 million in the same period in 2022, an increase of $0.8 million. The increase was primarily due to an increase in the sale of higher margin equipment.

Net gain (loss) on sale of leasing equipment.    Gain on sale of equipment was $12.3 million for the three months ended September 30, 2023 compared to $26.5 million in the same period in 2022, a decrease of $14.2 million. The decrease was primarily due to a decrease in the average sale price of used dry containers, partially offset by an increase in volume.

Depreciation and amortization.    Depreciation and amortization was $141.4 million for the three months ended September 30, 2023 compared to $158.5 million in the same period in 2022, a decrease of $17.1 million. The primary reasons for the decrease were as follows:
•$19.1 million decrease due to an increase in the number of containers that have become fully depreciated or reclassified to assets held for sale; partially offset by a
•$2.3 million increase due to new production units placed on-hire during 2022 that have a full quarter of depreciation in 2023, as well as new production units placed on-hire in the current year.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, store equipment when it is not on lease and reposition equipment from locations with weak leasing demand. Direct operating expenses were $27.1 million for the three months ended September 30, 2023 compared to $10.5 million in the same period in 2022, an increase of $16.6 million. The primary reasons for the increase were as follows:
•$14.7 million increase in storage expense resulting from an increase in the number of idle units; and a

•$2.3 million increase in handling and positioning expenses primarily due to a higher volume of repositioning.

Administrative expenses.    Administrative expenses were $23.6 million for the three months ended September 30, 2023 compared to $22.7 million in the same period in 2022, an increase of $0.9 million. The primary reasons for the increase were as follows:
•$1.5 million increase in overall employment costs; partially offset by a
•$0.6 million decrease in foreign exchange losses.

Transaction and other costs.  Included in the three months ended September 30, 2023 are $68.7 million of transaction and other related costs associated with the Merger, including $39.7 million of Advisory fees and $20.2 million of employee compensation costs.

Interest and debt expense.    Interest and debt expense was $60.1 million for the three months ended September 30, 2023, compared to $57.1 million in the same period in 2022, an increase of $3.0 million. The primary reasons for the increase were as follows:
•$8.5 million increase due to an increase in the average effective interest rate to 3.14% from 2.70%. This was primarily the result of the repayment of the corporate note which matured August 1, 2023, that had a low fixed rate which was replaced with variable rate debt at a higher rate; partially offset by a
•$5.6 million decrease in interest expense due to a decrease in the average debt balance of $822.5 million.

Income tax expense (benefit). Income tax expense was $11.4 million for the three months ended September 30, 2023 compared to $16.6 million in the same period in 2022, a decrease of $5.2 million. The decrease in income tax expense was primarily the result of a decrease in pre-tax income. The Company's effective tax rate was 14.0% for the three months ended September 30, 2023 compared to 8.0% in the same period in 2022. The increase in the effective tax rate was primarily due to a decrease in the portion of the Company's income generated in lower tax rate jurisdictions as a result of transaction costs incurred in connection with the Merger.

Results of Operations

The following table summarizes our comparative results of operations for the nine months ended September 30, 2023 and 2022 (in thousands).

	Nine Months Ended September 30,
	2023	2022	Variance
Leasing revenues:
Operating leases	$1,089,349	$1,176,436	$(87,087)
Finance leases	79,814	86,943	(7,129)
Total leasing revenues	1,169,163	1,263,379	(94,216)

Equipment trading revenues	80,524	127,014	(46,490)
Equipment trading expenses	(73,033)	(112,791)	39,758
Trading margin	7,491	14,223	(6,732)

Net gain (loss) on sale of leasing equipment	49,401	90,509	(41,108)

Operating expenses:
Depreciation and amortization	436,753	480,176	(43,423)
Direct operating expenses	75,221	24,143	51,078
Administrative expenses	69,884	69,015	869
Transaction and other costs	71,320	—	71,320
Provision (reversal) for doubtful accounts	(2,768)	(104)	(2,664)
Total operating expenses	650,410	573,230	77,180
Operating income (loss)	575,645	794,881	(219,236)
Other expenses:
Interest and debt expense	176,211	166,293	9,918
Unrealized (gain) loss on derivative instruments, net	(8)	(320)	312
Debt termination expense	—	1,853	(1,853)
Other (income) expense, net	(482)	(1,141)	659
Total other expenses	175,721	166,685	9,036
Income (loss) before income taxes	399,924	628,196	(228,272)
Income tax expense (benefit)	38,648	46,482	(7,834)
Net income (loss)	$361,276	$581,714	$(220,438)
Less: dividend on preferred shares	39,084	39,084	—
Net income (loss) attributable to common shareholder	$322,192	$542,630	$(220,438)

Comparison of the nine months ended September 30, 2023 and 2022

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

	Nine Months Ended September 30,
	2023	2022	Variance
Leasing revenues:
Operating leases
Per diem revenues	$1,036,438	$1,135,551	$(99,113)
Fee and ancillary revenues	52,911	40,885	12,026
Total operating lease revenues	1,089,349	1,176,436	(87,087)
Finance leases	79,814	86,943	(7,129)
Total leasing revenues	$1,169,163	$1,263,379	$(94,216)

Total leasing revenues were $1,169.2 million for the nine months ended September 30, 2023, compared to $1,263.4 million, in the same period in 2022, a decrease of $94.2 million.

Per diem revenues were $1,036.4 million for the nine months ended September 30, 2023 compared to $1,135.6 million in the same period in 2022, a decrease of $99.2 million. The primary reasons for the decrease were as follows:
•$88.8 million decrease due to a decrease of approximately 0.6 million CEU in the average number of containers on-hire; and
•$9.7 million decrease due to a decrease in the average lease rates for our dry and refrigerated container product lines as a result of the impact of sizable lease extension transactions completed during 2023.

Fee and ancillary lease revenues were $52.9 million for the nine months ended September 30, 2023 compared to $40.9 million in the same period in 2022, an increase of $12.0 million, primarily due to an increase in repair and handling revenues due to higher volume of redeliveries.

Finance lease revenues were $79.8 million for the nine months ended September 30, 2023 compared to $86.9 million in the same period in 2022, a decrease of $7.1 million. This decrease is primarily due to the early buyout of containers under finance lease in the fourth quarter of 2022 and second quarter of 2023.

Trading margin.    Trading margin was $7.5 million for the nine months ended September 30, 2023 compared to $14.2 million in the same period in 2022, a decrease of $6.7 million. Container selling margins decreased in 2023 as a result of a decrease in selling prices.

Net gain (loss) on sale of leasing equipment.    Gain on sale of equipment was $49.4 million for the nine months ended September 30, 2023 compared to $90.5 million in the same period in 2022, a decrease of $41.1 million. The decrease was primarily due to a decrease in the average sale price of used dry containers, partially offset by an increase in volume.

Depreciation and amortization.    Depreciation and amortization was $436.8 million for the nine months ended September 30, 2023 compared to $480.2 million in the same period in 2022, a decrease of $43.4 million. The primary reasons for the decrease were as follows:
•$51.3 million decrease due to an increase in the number of containers that have become fully depreciated or reclassified to assets held for sale; partially offset by a
•$9.5 million increase due to new production units placed on-hire during 2022 that have nine months of depreciation in 2023, as well as new production units placed on-hire in the current year.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, store equipment when it is not on lease and reposition equipment from locations with weak leasing demand. Direct operating expenses were $75.2 million for the nine months ended September 30, 2023 compared to $24.1 million in the same period in 2022, an increase of $51.1 million. The primary reasons for the increase were as follows:
•$40.7 million increase in storage expense resulting from an increase in the number of idle units; and a

•$10.8 million increase in repair and handling expense due to higher volume of drop-off activity.

Administrative expenses.    Administrative expenses were $69.9 million for the nine months ended September 30, 2023 compared to $69.0 million in the same period in 2022, an increase of $0.9 million. The primary reasons for the increase were as follows:
•$1.7 million increase in travel and entertainment expenses; and a
•$1.3 million increase in overall professional fees and employment costs; partially offset by a
•$2.6 million decrease in foreign exchange losses.

Transaction and other costs.  Included in the nine months ended September 30, 2023 are $71.3 million of transaction and other related costs associated with the Merger, including $41.7 million of Advisory fees and $20.2 million of employee compensation costs.

Provision (reversal) for doubtful accounts.    Reversal for doubtful accounts was $2.8 million for the nine months ended September 30, 2023 compared to an immaterial provision in the same period in 2022. During 2023, we reversed $2.9 million of a reserve established in 2022 due to better than expected recoveries.

Interest and debt expense.    Interest and debt expense was $176.2 million for the nine months ended September 30, 2023, compared to $166.3 million in the same period in 2022, an increase of $9.9 million. The primary reasons for the increase were as follows:
•$24.6 million increase due to an increase in the average effective interest rate to 3.00% from 2.58%. This was the result of the increase in variable interest rates on the unhedged portion of our debt and the repayment of a corporate note which matured August 1, 2023, that had a low fixed rate and was replaced with variable rate debt at a higher rate; partially offset by a
•$14.7 million decrease due to a decrease in the average debt balance of $756.9 million.

Debt termination expense.    During the nine months ended September 30, 2022, the Company incurred $1.9 million of debt termination costs related to the prepayment of asset-backed securitization term notes. The Company did not incur any debt termination costs in 2023.

Income tax expense (benefit). Income tax expense was $38.6 million for the nine months ended September 30, 2023 compared to $46.5 million in the same period in 2022, a decrease of $7.9 million. The decrease in income tax expense was primarily due to a decrease in pre-tax income. The Company's effective tax rate was 9.7% for the nine months ended September 30, 2023 compared to 7.4% in the same period in 2022. The increase in the effective tax rate was primarily due to a decrease in the portion of the Company's income generated in lower tax rate jurisdictions as a result of transaction costs incurred in connection with the Merger.

Contractual Obligations

We are party to various operating and finance leases and are obligated to make payments related to our borrowings. We are also obligated under various commercial commitments, including payment obligations to our equipment manufacturers.

The following table summarizes our contractual commitments and obligations as of September 30, 2023 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Contractual Obligations by Period
Contractual Obligations:	Total	Remaining 2023	2024	2025	2026	2027	2028 and thereafter
	(dollars in millions)
Principal debt obligations	$7,816.7	$113.3	$953.4	$474.2	$2,125.1	$1,453.5	$2,697.2
Interest on debt obligations(1)	999.0	70.6	251.2	234.4	172.6	118.0	152.2
Operating leases (mainly facilities)	19.0	0.5	2.5	2.2	2.0	1.4	10.4
Purchase obligations:
Equipment purchases payable	9.1	9.1	—	—	—	—	—
Equipment purchase commitments	12.1	12.1	—	—	—	—	—
Total contractual obligations	$8,855.9	$205.6	$1,207.1	$710.8	$2,299.7	$1,572.9	$2,859.8
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

As of September 30, 2023, we had derivative agreements in place to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Derivatives	Notional Amount (in millions)	Weighted Average Fixed Leg (Pay) Interest Rate	Weighted Average Remaining Term
Interest Rate Swap(1)	$1,609.0	2.49%	2.9 years
(1)     Excludes certain interest rate swaps with an effective date in a future period ("forward starting swaps"). Including these instruments will increase total notional amount by $350.0 million and increase the weighted average remaining term to 4.0 years.

Our derivative agreements are designated as cash flow hedges for accounting purposes. Any unrealized gains or losses related to the changes in fair value are recognized in accumulated other comprehensive income and reclassified to interest and debt expense as they are realized. As of September 30, 2023, we have certain interest rate cap agreements that are non-designated derivatives and changes in fair value are recognized as unrealized (gain) loss on derivative instruments, net, on the Consolidated Statements of Operations.

Approximately 84% of our debt is either fixed or hedged using derivative instruments which helps mitigate the impact of changes in short-term interest rates. A 100 basis point increase in the interest rates on our unhedged debt (Term SOFR) would result in an increase of approximately $12.4 million in interest expense over the next 12 months.

Foreign currency exchange rate risk

Although we have significant foreign-based operations, the majority of our revenues and our operating expenses are denominated in U.S. dollars. However, we pay our non-U.S. employees in local currencies and certain operating expenses are denominated in foreign currencies. Net foreign currency exchange (gains) losses were immaterial for the three and nine months ended September 30, 2023, respectively, and $0.9 million and $2.5 million for the three and nine months ended September 30, 2022, respectively.

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2023. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded, as of September 30, 2023, that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2023, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.

From time to time we are a party to various legal proceedings, including claims, suits and government proceedings and investigations arising in connection with the normal course of our business. For a discussion of legal proceedings, please refer to Note 11 - "Contingencies" to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

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

Risks Related to the Merger

The interests of the sole holder of our common shares may differ from the interests of holders of our indebtedness and preference shares.

Following the Merger, an affiliate of Brookfield Infrastructure owns all of the Company’s outstanding common shares and Brookfield Infrastructure has the ability to appoint the members of our Board of Directors. As a result, Brookfield Infrastructure has significant influence over our business. The interests of Brookfield Infrastructure may differ from those of holders of our outstanding indebtedness and preference shares in material respects. For example, Brookfield Infrastructure may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their overall equity investment, even though such transactions might involve risks to holders of our outstanding indebtedness or preference shares. Brookfield Infrastructure is in the business of making investments in companies, and may from time to time in the future, acquire interests in businesses that directly or indirectly compete with certain portions of our business or are our suppliers or customers. The companies in which Brookfield Infrastructure invests may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

We are a “controlled company” within the meaning of the rules of the NYSE and only list preference shares on the NYSE and, as a result, qualify for and intend to rely on exemptions from certain corporate governance requirements. Holders of our preference shares will not have the same protections afforded to shareholders of companies that are subject to such requirements.

Following the Merger, affiliates of Brookfield Infrastructure control a majority of the combined voting power of all classes of our shares. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under the rules of the NYSE, a “controlled company” is exempt from certain corporate governance requirements. Additionally, because our common shares were delisted from the NYSE and only our preference shares remain listed on the NYSE following the Merger, certain of the listing rules, corporate governance requirements and provisions of the Exchange Act are no longer applicable to us. These include, for example, the requirements that:

•a majority of our board of directors consist of independent directors;
•our nominating and corporate governance committee and our compensation committee be composed entirely of independent directors;
•we maintain a code of conduct and ethics and corporate governance guidelines; and
•we comply with the proxy solicitation rules under the Exchange Act, including the furnishing of an annual proxy or information statement.

Following the Merger, we have elected to utilize certain of the exemptions available to us and may elect to utilize all of the exemptions available to us in the future. Accordingly, holders of our preference shares no longer have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE or certain of the reporting obligations under the Exchange Act.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In connection with the Merger, the Company suspended its share repurchase program after the close of business on April 6, 2023. Following the closing of the Merger, 100% of the Company’s issued and outstanding common shares are privately held by an affiliate of Brookfield Infrastructure and have ceased trading on the NYSE and are no longer listed on any public market.

ITEM 6.    EXHIBITS.

Exhibit Number	Exhibit Description
4.1	Memorandum of Association of Triton International Limited, dated September 29, 2015, as amended September 28, 2023 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed September 28, 2023)
4.2	As permitted by Item 601(b)(4)(iii)(A) of Regulation S-K, the Company has not filed with this Quarterly Report on Form 10-Q certain instruments defining the rights of holders of long-term debt of the Company and its subsidiaries because such long-term debt is not being registered and the total amount of securities authorized under any of such instruments does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.
10.1*†	Eleventh Restated and Amended Credit Agreement (Conformed), dated as of October 14, 2021, by and among Triton Container International Limited and TAL International Container Corporation, as borrowers, Triton International Limited, as guarantor, various lenders from time to time party thereto, and Bank of America, N.A., as administrative agent and letter of credit issuer, as amended by First Amendment to Eleventh Restated and Amended Credit Agreement, dated as of October 26, 2022, as amended by Consent and Second Amendment to Eleventh Restated and Amended Credit Agreement, dated as of April 28, 2023
10.2*†	Amended and Restated Term Loan Agreement (Conformed), dated as of October 14, 2021, by and among Triton Container International Limited and TAL International Container Corporation, as borrowers, Triton International Limited, as guarantor, various lenders from time to time party thereto, and PNC Bank, National Association, as a lender and administrative agent, as amended by First Amendment to Amended and Restated Term Loan Agreement, dated as of October 26, 2022, as amended by Consent and Second Amendment to Amended and Restated Term Loan Agreement, dated as of April 28, 2023, as amended by Third Amendment to Amended and Restated Term Loan Agreement, dated as of September 1, 2023
22.1	List of Subsidiary Guarantors and Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22.1 to the Company's Current Report on Form 8-K filed January 19, 2022)
31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Instance Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Inline XBRL Data (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________________________________________________

*	Filed herewith.
**	Furnished herewith.
†	Schedules (or similar attachments) to these exhibits have not been filed since they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in these exhibits or the Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRITON INTERNATIONAL LIMITED

November 9, 2023	By:	/s/ MICHAEL S. PEARL
Michael S. Pearl
Chief Financial Officer