Form 10-K
period 2023-12-31
Triton International Ltd
filed 2024-02-29
CIK 1660734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the common shares held by non-affiliates as of June 30, 2023 was approximately $3,202.6 million.
As of February 8, 2024, there were 101,158,891 common shares at $0.01 par value per share of the Registrant outstanding, all of which were held by an affiliate of Brookfield Infrastructure.

DOCUMENTS INCORPORATED BY REFERENCE
None.

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

All forward-looking statements address matters that involve risks and uncertainties, many of which are beyond Triton's control. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements and, therefore, you should not place undue reliance on any such statements. These factors include, without limitation, economic, business, competitive, market and regulatory conditions and the following:

•risks related to the acquisition of Triton by Brookfield Infrastructure, which was consummated on September 28, 2023, including risks related to potentially divergent interests of our sole common shareholder, the holders of our outstanding indebtedness and the holders of our outstanding preference shares; risks related to our reliance on certain corporate governance exemptions; and shareholder litigation in connection with the acquisition;
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
•risks stemming from the international nature of our businesses, including global and regional economic conditions and geopolitical risks, including international conflicts;
•decreases in demand for international trade;
•risks resulting from the political and economic policies of the United States and other countries, particularly China, including but not limited to, the impact of trade wars, duties and tariffs;
•disruption to our operations from failures of, or attacks on, our information technology systems;
•disruption to our operations as a result of natural disasters or public health crises;
•compliance with laws and regulations globally;
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

Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of December 31, 2023, our total fleet consisted of 4.0 million containers and chassis, representing 6.9 million twenty-foot equivalent units ("TEU") or 7.6 million cost equivalent units ("CEU"). We have an extensive global presence offering leasing services through a worldwide network of local offices and utilize third-party container depots spread across 46 countries to provide customers global access to our container fleet. Our primary customers include the world's largest container shipping lines. Our global field operations include sales, operations, equipment resale, and logistics services. Our registered office is located in Bermuda.

Brookfield Infrastructure Transaction

On September 28, 2023, we completed the transactions contemplated by the Agreement and Plan of Merger, dated as of April 11, 2023 (the “Merger Agreement”), by and among the Company, Brookfield Infrastructure Corporation (“BIPC”), Thanos Holdings Limited (“Parent”) and Thanos MergerSub Limited, a subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement and the Statutory Merger Agreement, dated as of September 28, 2023, by and among the Company, BIPC, Parent and Merger Sub (the "Statutory Merger Agreement"), Merger Sub merged with and into Triton (the “Merger”), with Triton surviving the Merger as a subsidiary of Parent.

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

In connection with the closing of the Merger, our common shares were delisted from the NYSE on September 28, 2023. The last trading day for the common shares on the NYSE was September 27, 2023. On October 10, 2023, we filed a certification on Form 15 with the SEC requesting the deregistration of our common shares under the Exchange Act. Our Series A-E cumulative redeemable perpetual preference shares remained outstanding as an obligation of the Company and continued to be listed on the NYSE following the closing of the Merger.

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

Container leasing companies maintain inventories of new and used containers in a wide range of worldwide locations and supply these containers primarily to shipping line customers under a variety of short and long-term lease structures. We estimate that container lessors owned approximately 24.2 million TEU, or approximately 50% of the total worldwide container fleet as of the end of 2023.

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

The following table provides a summary of our equipment lease portfolio by lease type, based on CEU as of December 31, 2023:

By CEU
Lease Portfolio	December 31, 2023
Long-term leases	70.5%
Finance leases	9.3
Subtotal	79.8
Service leases	6.5
Expired long-term leases, non-sale age (units on hire)	6.2
Expired long-term leases, sale-age (units on hire)	7.5
Total	100.0%

As of December 31, 2023, our long-term and finance leases combined had a weighted average remaining contractual term by CEU of approximately 55 months assuming no leases are renewed. In addition, even without lease renewal, our equipment on operating leases typically remains on-hire at the contractual per diem rate for an additional six to twelve months beyond the end of the contractual lease term due to monthly drop-off volume limitations and the logistical requirements in our leases that require our customers to return the containers and chassis to specific drop-off locations.

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

Depot Management.    As of December 31, 2023, we managed our equipment fleet through approximately 400 third-party owned and operated depot facilities located in 46 countries. Our extensive third-party depot network allows us to offer leasing and/or sales services globally.

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

Marketing and Customer Service

Our global marketing team and our customer service representatives are responsible for developing and maintaining relationships with senior operations staff at our shipping line customers, supporting lease negotiations and maintaining day-to-day coordination with junior level staff at our customers. This enables us to provide customers with a high level of service, helps us to finalize lease contracts that satisfy our customers' operating needs, ensures that we are aware of our customers' potential equipment requirements, and provides customers knowledge of our available equipment inventories.

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

Suppliers

We have long-standing relationships with all of our major suppliers. We purchase most of our equipment from third-party manufacturers based in China. The container manufacturing industry is highly concentrated, with the largest manufacturers accounting for substantially all of the global production volume. Our procurement and engineering staff reviews the designs for our containers and periodically audits the production facilities of our suppliers. In addition, we use our procurement and engineering group and third-party inspectors to visit factories when our containers are being produced to provide an extra layer of quality control. Nevertheless, defects in our containers sometimes occur. We work with the manufacturers to correct these defects, and our manufacturers have generally honored their warranty obligations in such cases.

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

Human Capital Resources

For a discussion of our human capital resources and human capital management, please refer to the section titled “Human Capital Management” in Part III, Item 10. “Directors, Executive Officers, and Corporate Governance” of this Annual Report on Form 10-K.

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

We are subject to numerous risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. Several of these risks are discussed in more detail throughout this Risk Factors section. These risks include, but are not limited to:

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
•nationalization of foreign assets;
•military conflicts;
•government protectionism;
•public health or similar issues, including epidemics and pandemics; and
•labor or other disruptions at key ports or at manufacturing facilities of our suppliers.

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

The international nature of our business and the container shipping industry exposes us to risks relating to the imposition of import and export duties, quotas and tariffs. These risks have increased over the last several years as the United States and other countries have adopted protectionist trade policies and as companies look to on-shoring or near-shoring their production to address material and parts shortages and/or increased costs due to these actions. In recent years, trade disputes between the United States and China have led both countries to impose tariffs on imported goods from the other, resulting in periods of decreased trade growth and demand for leased containers. Significant uncertainty remains about the future relationship between the United States and China as tariffs and other trade barriers remain historically high, other key areas of economic and foreign policy difference remain unresolved and tensions remain elevated. Given the importance of the United States and China in the global economy, continued or increased tensions between these countries could significantly reduce the volume of goods traded internationally and reduce the rate of global economic growth. Increased trade barriers and the risk of further disruptions is also motivating some manufacturers and retailers to reduce their reliance on overseas production and could reduce the long-term growth rate for international trade, leading to decreased demand for leased containers, lower new container prices, decreased market leasing rates and lower used container disposal prices. These impacts could have a material adverse effect on our business, profitability and cash flows.

Our business and results of operations are subject to risks resulting from the political and economic policies of China.

A substantial portion of our containers are leased out from locations in China and we have several customers that are domiciled in China. The main manufacturers of containers are also located in China.

As a result, the political and economic policies of China and the level of economic activity in China may have a significant impact on our business and financial performance. For example, changes in laws and policies in China, which could be enacted with little notice, such as restrictions on private enterprise or foreign investment, the introduction of measures to control inflation, changes in the rate or method of taxation, and the imposition of additional restrictions on currency conversion or remittances abroad could significantly impact business investment and exports in China. Additionally, government policies that reduce the emphasis on manufacturing and increase priorities for domestic consumption and services may alter trade patterns and reduce demand for containers in China. Chinese government environmental laws and regulations may increase the cost of manufacturing in China, leading to reduced exports and decreased container demand. Additionally, the imposition of policies aimed at controlling future disease outbreaks, similar to those enacted during the COVID-19 pandemic, may reduce manufacturing activity and exports and lead to logistical disruptions in global shipping. Changes in China’s laws and regulations could also impact the cost and availability of new containers from the container manufacturers in China. These factors could have a significant negative effect on our customers, the cost and availability of new containers and have a material adverse effect on our business and results of operations.

In addition, a geo-political conflict involving China could significantly reduce global economic activity and trade and have a material adverse effect on our business given the large share of global exports, container manufacturing and container lease-outs represented by China.

International conflicts may negatively impact international trade and our business.

Given the nature of our and our customers’ business and global operations, political, economic and other conditions in major regions, including geopolitical conflicts such as the current war in Ukraine and conflicts in the Middle East, may adversely affect us. For example, the ongoing war between Russia and Ukraine has resulted in economic and trade disruptions, as well as a significant humanitarian crisis. The conflict has led to significant stress on the global economy, as well as economic sanctions and trade controls being placed on Russia, Belarus and related individuals and entities, limitations on Russian and Belorussian banks' and entities' ability to access international payment systems, port restrictions on Russian ships and decisions to suspend service to Russia and alter certain routes by several major ocean carriers. More recently, attacks on shipping vessels in the Red Sea related to the armed conflict between Israel and Hamas have caused significant disruptions to trade routes in the region, which may be prolonged. While we do not have any employees or Company facilities in any of these major conflict areas, the extent and duration of military conflicts, resulting sanctions, embargoes, regional instability, shipping bans or disruptions, increased cybersecurity risks, escalation of hostilities and the effects of the conflicts on our customers and the global economy, including increased on-shoring and near-shoring, reduced global trade, heightened inflation and any other related economic or market disruptions, are impossible to predict, but could be substantial, particularly if they persist for an extended period of time or if geopolitical tensions result in expanded military conflict. These factors may negatively impact our business and results of operations.

We face extensive competition in the container leasing industry.

The container leasing and sales business is highly competitive. We compete with several other major leasing companies, many smaller container lessors, equipment financing companies, and manufacturers of container equipment, who sometimes lease and finance containers directly with our shipping line customers. Some of these competitors may have greater financial resources and access to capital than us and may have lower investment return expectations. Additionally, some of these competitors may, at times, accumulate a high volume of underutilized inventories of containers, which could lead to significant downward pressure on lease rates and margins. As market conditions evolve, we may see new competition entering the market.

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

We, like other suppliers of leased containers, are dependent upon decisions by shipping lines to lease rather than buy their container equipment. Should shipping lines decide to buy a larger percentage of the containers they operate, our utilization rate would decrease, resulting in decreased leasing revenues, increased storage costs and increased repositioning costs. A significant decrease in the portion of leased containers operated by shipping lines would also reduce our investment opportunities and significantly constrain our growth. Most of the factors affecting the lease versus buy decisions of our customers, including their operational and capital allocation priorities are outside of our control and may change from year to year.

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

Historically, the container shipping industry has been characterized by recurring periods of excess vessel capacity and weak financial performance. While our customers experienced significantly improved profitability during the COVID-19 pandemic, declining shipping demand and freight rates that began in the second half of 2022 and continued throughout 2023 have adversely affected their recent financial performance, which conditions may continue or worsen in the future. In addition, the potential impact of a customer default has increased due to the large volume of high-priced containers purchased and leased out in 2021. Also, following the bankruptcy of Hanjin Shipping Co. Ltd. in 2016, it has become more difficult and expensive to obtain credit insurance in our industry and we have chosen not to purchase credit insurance policies. As a result, a major customer default could have a significant adverse impact on our business, financial condition and cash flows.

Our customer base is highly concentrated. A default by or significant reduction in leasing business from any of our large customers could have a material adverse impact on our business and financial performance.

Our five largest customers represent approximately 60% of our lease billings. Furthermore, the shipping industry has been consolidating for a number of years, and further consolidation could increase the portion of our revenues that come from our largest customers. Given the high concentration of our customer base, a default by or a significant reduction in future lease transactions with any of our major customers could materially reduce our leasing revenues, profitability, liquidity and growth prospects.

We purchase containers from a small number of container manufacturers primarily based in China, potentially limiting our ability to maintain an adequate supply of containers and increasing our risk of negative outcomes from any manufacturing disputes.

The vast majority of intermodal containers are currently manufactured in China, and we currently purchase substantially all of our equipment from third-party manufacturers based there. In addition, the container manufacturing industry in China is highly concentrated. In the event that it were to become more difficult or more expensive for us to procure containers in China because of further consolidation among container suppliers, reduced production or production disruptions by our suppliers, increased tariffs imposed by the United States or other governments, pandemic lockdowns and other restrictions, regional instability, or for any other reason, we may be unable to fully pass these increased costs through to our customers in the form of higher lease rates and we may not be able to adequately invest in and grow our container fleet.

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

These changes have not yet proven their durability over the typical 12 to 15 year life of a container in a marine environment. In addition, due to increased container demand during the COVID 19 pandemic as a result of global supply chain disruptions, manufacturers significantly accelerated their rate of production in order to keep pace with demand. The impact of these and future changes in manufacturing processes or materials on the quality and durability of our equipment is uncertain and may result in increased costs to maintain or a significant reduction in the useful life of the equipment.

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

Containers are typically sold if it is in our best interest to do so after taking into consideration local and global leasing and sale market conditions and the age, location and physical condition of the container. As these considerations vary, gains or losses on sale of equipment will also fluctuate and any such losses may be significant if we sell large quantities of containers below our estimated residual values. This could have a material adverse effect on our results of operations and cash flows.

Equipment trading results have been highly volatile and are subject to many factors outside of our control.

The profitability of our equipment trading activities has varied widely. Our ability to sustain a high level of equipment trading profitability will require securing large volumes of additional trading equipment and continuing to achieve high selling margins. Several factors could limit our trading volumes. Shipping lines that have sold containers to us could develop other means for disposing of their equipment or develop their own sales networks. In addition, we may limit our purchases if we have concerns that used container selling prices might decrease. Our equipment trading results would also be negatively impacted by a reduction in our selling margins resulting from increased competition for purchasing trading containers or decreased sales prices. If sales prices rapidly deteriorate and we hold a large inventory of equipment that was purchased when prices for equipment were higher, we may incur significant trading losses.

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

We are dependent on third-party depot operators to repair and store our equipment in port areas throughout the world. At times, particularly during times of decreasing fleet utilization, we may experience limited depot capacity and a refusal by certain depots to accept additional containers due to space constraints. For example, as a result of reduced trade levels and resulting lower demand for shipping containers following the subsiding of the COVID-19 pandemic, we have experienced periods of storage capacity shortages in a number of important locations in China, North Europe and the West Coast of the United States.

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

In addition, while used container selling prices are currently above our estimated residual values, they are extremely volatile and if disposal prices fall below our residual values for an extended period, we would likely need to revise our estimates for residual values. Decreasing estimates for residual values would result in an immediate impairment charge on containers older than the estimated useful life in our depreciation calculations and would result in increased depreciation expense for all of our other containers in subsequent periods. Asset impairment charges could significantly impact our profitability and could potentially cause us to breach the financial covenants contained in some or all of our debt agreements. The impact of asset impairment charges and a potential covenant default could be severe.

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

Our business, results of operations and financial condition could be materially adversely affected by public health crises such as major pandemics and disease outbreaks.

Public health crises, such as pandemics and disease outbreaks, have resulted in and may continue to result in significant impacts to businesses and supply chains globally. For example, the initial outbreak of COVID-19 led to the imposition of work, social and travel restrictions and a significant decrease in global economic activity and global trade. During this time, we faced increased business continuity and customer credit risks and experienced decreasing profitability, utilization, market leasing rates and used container sale prices and reduced container demand. A future pandemic or other public health crisis, depending on duration and severity, could materially adversely impact the global economy and our industry, operations and financial condition and performance.

Severe weather, climate change, terrorist attacks or other catastrophic events could negatively impact our operations and profitability and may expose us to liability.

Catastrophic natural events such as hurricanes, earthquakes, or fires, or other events, such as chemical explosions or other industrial accidents could lead to extensive damage to our equipment, significant disruptions to trade and reduced demand for containers. In addition, the potential effects of climate change could worsen the frequency and severity of natural events and change weather patterns, posing increased risks of economic instability and extensive disruptions to world trade. The incidence, severity and consequences of any of these events are unpredictable. These factors could impact the profitability of our customers and lead to higher credit risk, as well as significantly increase our operating costs, such as the cost of insurance coverage.

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

We use substantial amounts of debt to fund our operations, particularly our purchase of equipment. As of December 31, 2023, we had outstanding indebtedness of approximately $7,518.3 million under our debt facilities.

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
•reducing our profit margin and investment returns on new container investments if we are unable to pass along increases in our cost of financing to our customers through higher lease rates, making it difficult for us to pay dividends on or redeem our preference shares;
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

During difficult market environments, lenders to the container leasing industry may become more cautious, decreasing our sources of available debt financing and increasing our borrowing costs. In addition, we are the largest container leasing exposure for many of our lenders, and the amount of incremental loans available from our existing lenders may become constrained due to single-name credit limitations. If we cannot refinance our indebtedness, we may have to take actions such as selling assets, seeking additional capital or reducing or delaying future capital expenditures or other business investments, which could have a material adverse impact on our growth rate, profitability, preference share price and cash flows.

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

•incur additional indebtedness;
•pay dividends on or redeem our preference shares;
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

Our strategy of attempting to match the duration of our leases and interest rates also typically means that the average duration of our fixed interest rate debt is shorter than the average remaining duration of our container fleet. As a result, our profitability will decrease if our interest rates increase in the future and we are unable to pass along the cost of this increase in lease extension or re-lease transactions.

Furthermore, the benchmark rate underlying certain of our credit facilities is different than the benchmark rate underlying a significant portion of our derivative instruments, which misalignment could have an adverse effect on the success of our hedging strategies. In anticipation of the phase out of the London Interbank Offered Rate ("LIBOR") benchmark interest rate in 2023, we amended certain of our credit facilities to transition their pricing from LIBOR to Term Secured Overnight Financing Rate ("term SOFR"). Additionally, effective July 1, 2023, our derivative instruments utilizing LIBOR transitioned to daily Secured Overnight Financing Rate (“Daily SOFR”) as the alternative reference rate per the ISDA 2020 IBOR fallbacks protocol. Due to the fact that the interest rates under certain of our credit facilities are based on term SOFR while a significant portion of our interest rate swap agreements are indexed to Daily SOFR, our interest rate hedging strategies may not work as planned or be as successful as they would have been if certain of our credit facilities and swap agreements were indexed to the same benchmark.

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

The efficient operation of our business is highly dependent on our information technology systems, including our transaction tracking and billing systems and our customer interface systems. These systems allow our customers to view current inventory and check contractual terms in effect for their container lease agreements. These systems also process and track transactions, such as container pick-ups, drop-offs and repairs, and bill customers for the use of and damage to our equipment. If our information technology systems are damaged or an interruption is caused by a computer systems failure, viruses, security breach, cyber or ransom attack, fire, natural disasters or power loss, we may not be able to process transactions or accurately bill our customers for the containers they have on lease. The disruption to our normal business operations and impact on our costs, competitiveness and financial results could be significant. In recent years, we have moved various information technology systems and data to cloud-based storage providers and software vendors. We face additional risks from relying on third parties to store, process and manage our data and software. A significant interruption of these third-party systems could harm our business, results of operations and financial condition.

In addition, we rely on our financial systems and the integration of our financial and operating systems to provide timely and accurate financial reports on our business. A system failure leading to inaccurate or delayed financial reporting could have serious adverse consequences including the ability to manage our business, comply with our credit agreements, file our financial statements or meet our other legal and tax compliance obligations.

Security breaches and other disruptions could compromise our information technology systems and expose us to liability, which could cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store confidential and sensitive data on our systems, including our proprietary business information and that of our customers and suppliers, and personally identifiable information of our employees and third parties. The secure storage, processing, maintenance and transmission of this information is critical to our operations. Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cybersecurity attacks, including social engineering threats, pose a potentially significant risk to the security of our information technology systems, as well as the confidentiality, availability and integrity of our data and the confidential data of our employees, customers, suppliers and other third parties that we may hold. Despite the security measures we employ as a component of our information security program, our information technology systems may be vulnerable to cyber attacks, breaches or other failures due to employee error, malfeasance or other disruptions. Any such incidents could compromise these systems and the information stored therein could be accessed, modified, publicly disclosed and/or lost or stolen. Any such incident could result in substantial remediation costs, legal claims or proceedings, liability under laws that protect the privacy of personal information, disruption to our operations, damage to our reputation and/or loss of competitive position.

Risks Related to Legal, Tax, and Other Regulatory and Compliance Matters

We may incur increased costs or be required to comply with increased restrictions due to the implementation of government regulations.

Although trade and transportation activity is regulated in most major economies, international container leasing companies have historically not been heavily impacted by regulations since containers have typically been viewed as international assets. However, periods of significant supply chain disruptions and increased transportation costs, such as during the COVID-19 pandemic, have resulted in increased scrutiny and regulation of the ocean shipping sector in various jurisdictions, including the United States. We could incur increased costs and operational complexity as a result of future regulations impacting our or our customers’ business and operations.

We also may become subject to regulations seeking to protect the integrity of international commerce and prevent the use of containers for international terrorism or other illicit activities or to set increased safety standards. For example, the Container Safety Initiative, the Customs-Trade Partnership Against Terrorism and Operation Safe Commerce are among the programs administered by the U.S. Department of Homeland Security that are designed to enhance security for containerized cargo entering and leaving the United States. Moreover, the International Convention for Safe Containers applies to containers and seeks to maintain a high level of safety of human life in the transport and handling of containers by providing uniform international safety regulations. As these regulations develop and change, we may incur increased costs for the acquisition of new, compliant equipment and/or the adaptation of existing equipment to meet any new requirements imposed by such regulations. Additionally, future development of products designed to enhance the security of containers transported in international commerce may result in increased costs associated with the adoption of these products, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Also, historically, the foam insulation in the walls of refrigerated intermodal containers required the use of a blowing agent that contained chlorofluorocarbons ("CFCs"). The manufacturers producing our refrigerated containers have eliminated the use of this blowing agent in the manufacturing process, but the majority of our refrigerated containers manufactured prior to 2014 contain these CFCs. Failure to comply with applicable regulatory restrictions on the sale or disposal of these containers could subject us to associated fines and penalties. Also, if future international regulations change, we could be forced to incur large retrofitting expenses and those containers that are not retrofitted may become more difficult to lease and command lower rental rates and disposal prices. As laws and regulations addressing climate change and other environmental impacts are enacted, interpreted and enforced, we and our customers may be required to incur substantial compliance costs to meet the requirements imposed by these regulations. Potential consequences of changes in these laws and regulations could have a material adverse effect on our financial condition and results of operations and cash flows.

Future foreign tax rule changes may have a material adverse effect on our results of operations.

We are a Bermuda company, and based on current laws we believe that the income derived from our operations will not be subject to tax in Bermuda. Bermuda currently has no corporate income tax. However, Bermuda passed legislation on December 8, 2023 to implement a 15% corporate income tax effective January 1, 2025. Based on our understanding of the legislation as it applies to the Company and its Bermuda subsidiaries, we do not believe we will be subject to the corporate income tax. This belief is based on our understanding of the current tax law as it applies to our current financial reporting structure. A change in law or to our financial reporting structure could adversely impact the applicability of the Bermuda corporate income tax.

We further believe that a significant portion of the income derived from our operations will not be subject to tax in many other countries in which our customers or containers are located. However, this belief is also based on our understanding of the current tax laws of the countries in which our customers use containers. The tax positions we take in various jurisdictions are subject to review and possible challenge by taxing authorities and to possible changes in law or rates that may have retroactive and prospective effects.

The Organization for Economic Co-operation and Development (“OECD”) has coordinated a global effort to reform certain aspects of the international tax system. This effort included the December 2021 release of model rules for a 15% global minimum tax regime, commonly known as Pillar Two. Numerous jurisdictions have enacted or are in the process of enacting legislation to implement all or part of the Pillar Two model rules, with certain parts of the tax becoming effective January 1, 2024. As a result of the implementation of the Pillar Two global minimum tax, a material increase to our annual global income tax expense and our annual global income tax payments may occur as soon as 2024. Further implementation of these rules and related guidance are expected and could materially change the impact on our tax provision and results of operations. If the Pillar Two rules are adopted in any jurisdiction where we operate, the profits earned in Bermuda may be subject to taxation up to the minimum tax rate of 15% which would be expected to result in additional annual cash taxes and an increase to the Company's consolidated effective tax rate.

Related to the OECD efforts to reform certain aspects of the international tax system, Bermuda implemented the Economic Substance Act 2018 which requires affected Bermuda registered companies to maintain a substantial economic presence in Bermuda. This legislation and/or other OECD efforts could require us to incur substantial additional costs to maintain compliance, result in the imposition of significant penalties, create additional tax liabilities globally, and possibly require us to re-domicile our company or any Bermuda subsidiary to a jurisdiction with higher tax rates. Our results of operations could be materially and adversely affected if we become subject to these or other unanticipated tax liabilities.

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

This reduced investment in containers by the U.S. subsidiaries, coupled with interest expense deduction limitations, has resulted in an increase in cash tax payments in recent years. Any future change in rules governing the tax depreciation for these U.S. subsidiaries' containers could further reduce or eliminate this tax benefit and further increase the U.S. subsidiaries' cash tax payments.

Our U.S. investors could suffer adverse tax consequences if we are characterized as a passive foreign investment company for U.S. federal income tax purposes.

Based upon the nature of our business activities, we may be classified as a passive foreign investment company ("PFIC") for U.S. federal income tax purposes. Such characterization could result in adverse U.S. tax consequences for direct or indirect U.S. investors in our preference shares. For example, if we are a PFIC, our U.S. investors could become subject to increased tax liabilities under U.S. tax laws and regulations and could become subject to burdensome reporting requirements. The determination of whether or not we are a PFIC is made on an annual basis and depends on the composition of our income and assets from time to time. Specifically, for any taxable year, we will be classified as a PFIC for U.S. tax purposes if either:

•75% or more of our gross income in a taxable year is passive income; or
•the average percentage of our assets (which includes cash) by value in a taxable year which produce or are held for the production of passive income is at least 50%.

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

Risks Related to Our Sole Common Shareholder and Owning Our Securities

The interests of the sole holder of our common shares may differ from the interests of holders of our indebtedness and preference shares.

Following the Merger, an affiliate of Brookfield Infrastructure owns all of the Company’s outstanding common shares and Brookfield Infrastructure has the ability to appoint the members of our Board of Directors ("Board".) As a result, Brookfield Infrastructure has significant influence over our business. The interests of Brookfield Infrastructure may differ from those of holders of our outstanding indebtedness and preference shares in material respects. For example, Brookfield Infrastructure may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their overall equity investment, even though such transactions might involve risks to holders of our outstanding indebtedness or preference shares. Brookfield Infrastructure is in the business of making investments in companies, and may from time to time in the future, acquire interests in businesses that directly or indirectly compete with certain portions of our business or are our suppliers or customers. The companies in which Brookfield Infrastructure invests may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

We only list preference shares on the NYSE and, as a result, qualify for and intend to rely on exemptions from certain corporate governance requirements. Holders of our preference shares will not have the same protections afforded to shareholders of companies that are subject to such requirements.

Following the Merger, our common shares were delisted from the NYSE and only our preference shares remain listed on the NYSE. As a result, certain of the listing rules, corporate governance requirements and provisions of the Exchange Act are no longer applicable to us. These include, for example, the requirements that:

•a majority of our board of directors consist of independent directors;
•we maintain a nominating committee and compensation committee composed entirely of independent directors;
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

The price of our preference shares has been volatile and may decrease regardless of our operating performance.

The trading price of our preference shares has been and may remain volatile. Factors affecting the trading price of our preference shares may include:

•broad market and industry factors, including global and political instability, trade actions and interest rate and currency changes;
•variations in our financial results;
•the public's response to press releases or other public announcements by us or our competitors;
•changes in accounting standards, policies, guidance or interpretations or principles;
•the operating and trading performance of other companies that investors may deem comparable to us;
•changes in our dividend payments on our preference shares;
•credit ratings of our preference shares and rating agencies’ outlook;
•fluctuations in the worldwide equity or debt markets;
•recruitment or departure of key personnel; and

•other events or factors, including those described elsewhere in this "Risk Factors" section.

In addition, if the market for intermodal equipment leasing company securities or the stock market in general experiences a loss of investor confidence, the trading price of our preference shares could decline for reasons unrelated to our business or financial results. The trading price of our preference shares might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us.

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

We are incorporated under the laws of Bermuda and a significant portion of our assets are located outside the United States. Additionally, several of our directors and officers are non-residents of the United States. As a result, it may be difficult to effect service of process on those persons in the United States or enforce court judgments obtained in the United States against us or those persons, based on the civil liability provisions of the federal or state securities laws of the United States. It is uncertain whether the courts of Bermuda and other countries would recognize or enforce judgments of United States courts obtained against us or our officers or directors based on the civil liability provisions of the federal or state securities laws of the United States or would hear actions against us or those persons based on those laws. We have been advised by our legal advisors in Bermuda that the United States and Bermuda do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not based solely on United States federal or state securities laws, would not automatically be enforceable in Bermuda. Similarly, those judgments may not be enforceable in countries, other than the United States, where we have assets.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

        None.

ITEM 1C.  CYBERSECURITY

Triton maintains a cybersecurity risk management program designed to identify, protect, detect and mitigate cybersecurity threats and ensure the reliability of our system applications and infrastructure (our “Information Security Program”). Our Information Security Program, which is integrated within the Company’s enterprise risk management framework, leverages recognized best practices and standards, including the National Institute of Standards and Technology cybersecurity framework, and is comprised of a robust set of cybersecurity tools, processes and procedures as further described below.

Our internal information security team is led by Triton’s Chief Information Officer, who has held this role for 14 years and holds over 30 years of experience in information technology, audit and risk management and holds certifications as a Certified Information Systems Security Professional and Certified Information Systems Auditor. Our Director, Information Security and Compliance holds over eight years of experience in cybersecurity management and oversight and over 20 years in information technology portfolio, program and application management positions. Additionally, others in our information technology team have relevant security experience and certifications. Our internal resources are augmented by external cybersecurity partners, including those described below. Our information security leadership team is responsible for assessing and managing the Company’s Information Security Program, informs senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervises such efforts. We also take a cross-departmental approach to managing cybersecurity risk and have formed a Cybersecurity Incident Response Team (“CIRT”) comprised of senior representatives from primary corporate functions as well as senior representatives from field operations to ensure a coordinated and effective response and ongoing business continuity in the face of cybersecurity threats and incidents.

Triton’s Board is responsible for oversight of information technology and cybersecurity-related matters and monitoring cybersecurity risk management, and the Board actively engages with senior management on the state of the Company’s Information Security Program. The information security leadership team prepares briefings for the Board on the effectiveness of the Company’s cyber risk management program, typically on a quarterly basis, which include a review of key performance indicators, training and test results and related remediation, and recent threats and how the Company is managing those threats.

Triton’s Information Security Program includes policies and procedures concerning cybersecurity matters, which include a cybersecurity incident response plan as well as other policies that directly or indirectly relate to cybersecurity, such as policies related to password standards, antivirus protection, remote access, multifactor authentication, confidential information and the use of electronic devices, electronic communications and social media. We perform routine vulnerability scanning of our network, with a focus on timely remediation of vulnerabilities. Our information security team regularly monitors alerts and meets to discuss threat levels, trends and remediation. We periodically perform simulations and tabletop exercises at an information technology department and CIRT level and incorporate external resources and advisors as needed. All employees and certain contractors are required to complete cybersecurity trainings annually. We conduct cybersecurity phishing exercises, and follow-up training as necessary, to ensure employees maintain a high level of vigilance regarding cybersecurity risks. Using external resources, we also conduct periodic cybersecurity risk assessments, penetration tests and internal threat testing to assess our processes and procedures and the threat landscape and help guide and prioritize our cybersecurity investments and solutions. In addition to assessing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with use of third-party service providers. Triton maintains dedicated backup systems and applications with enhanced ransomware protection features. In the event of an incident, we intend to follow our detailed incident response plan, which outlines the steps to be followed from incident detection to mitigation, recovery and notification, including notifying relevant functional areas, as well as senior leadership and the Board, as appropriate. We also maintain incident response service retainers with independent third parties to assist with response and recovery efforts. We continue to expand our cybersecurity investments and defenses and are establishing a cybersecurity operations center to be managed by a third party to provide 24/7 monitoring of our global cybersecurity environment and assist with coordination, investigation and remediation of alerts.

Triton faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. Although such risks have not materially affected us to date, Triton has experienced, and will continue to experience, cyber incidents in the normal course of its business. For more information on the cybersecurity risks we face, please see “We rely on our information technology systems to conduct our business. If these systems fail to adequately perform their functions, or if we experience an interruption in our operations, our business and financial results could be adversely affected” and “Security breaches and other disruptions could compromise our information technology systems and expose us to liability, which could cause our business and reputation to suffer” under Item 1A. "Risk Factors" of this Annual Report on Form 10-K.

ITEM 2.  PROPERTIES

Office Locations.    As of December 31, 2023, we offer our services through 21 offices and 2 independent agencies located across 15 countries. Our corporate headquarters located in Purchase, New York occupies approximately 40,000 square feet of space under a lease that expires in 2035. We also lease other office space for our operations worldwide.

ITEM 3.  LEGAL PROCEEDINGS

From time to time we are a party to various legal proceedings, including claims, suits and government proceedings and investigations arising in connection with the normal course of our business. For a discussion of legal proceedings, please refer to Note 15 - "Contingencies" to the Consolidated Financial Statements included in Part IV of this Annual Report on Form 10-K.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of September 28, 2023, the Company’s common shares ceased trading on the NYSE and are no longer publicly traded either on a stock exchange or over-the-counter market.

Holders

As of February 8, 2024, 100% of the Company’s issued and outstanding common shares are privately held by an affiliate of Brookfield Infrastructure.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report on Form 10-K. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties discussed under "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" in our Annual Report on Form 10-K, and in any subsequent Quarterly Reports on Form 10-Q to be filed by us, as well as in the other documents we file with the SEC from time to time. Our actual results may differ materially from those contained in or implied by any forward-looking statements. References in this Annual Report on Form 10-K to the "Company," "Triton," "we," "us" and "our" refer to Triton International Limited and, where appropriate, its consolidated subsidiaries.

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

Brookfield Infrastructure Transaction

Please refer to the section titled “Brookfield Infrastructure Transaction” in Part I, Item 1. "Business" of this Annual Report on Form 10-K.

Operations

Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of December 31, 2023, our total fleet consisted of 4.0 million containers and chassis, representing 6.9 million TEU or 7.6 million CEU. We have an extensive global presence, offering leasing services through a worldwide network of local offices, and we utilize third-party container depots spread across over 46 countries to provide customers global access to our container fleet. Our primary customers include the world's largest container shipping lines.

The most important driver of profitability in our business is the extent to which leasing revenues, which are driven by our owned equipment fleet size, utilization and average lease rates, exceed our ownership and operating costs. Our profitability is also driven by the gains or losses we realize on the sale of used containers and the margins generated from trading new and used containers.

We lease five types of equipment: dry containers, refrigerated containers, special containers, tank containers, and chassis. Our in-house equipment sales group manages the sale process for our used containers and chassis from our equipment leasing fleet and sells used and new containers and chassis acquired from third parties.

The following table summarizes the percentage of our equipment fleet in terms of units and CEU as of December 31, 2023:

Equipment Type	Percentage of total fleet in units	Percentage of total fleet in CEU
Dry	90.1%	71.1%
Refrigerated	5.5	21.5
Special	2.5	3.4
Tank	0.3	1.4
Chassis	0.7	1.9
Equipment leasing fleet	99.1	99.3
Equipment trading fleet	0.9	0.7
Total	100.0%	100.0%

TEU and CEU are standard industry measures of fleet size and are used to measure the quantity of containers that make up our revenue earning assets. CEU is a ratio used to convert the actual number of containers in our fleet to a figure based on an estimate for the historical average relative purchase prices of our various equipment types to that of a 20-foot dry container. For example, the CEU ratio for a 40-foot high cube dry container is 1.70, and a 40-foot high cube refrigerated container is 7.50. These factors may differ slightly from CEU ratios used by others in the industry.

Operating Performance

Our financial performance throughout 2023 was strong despite limited trade growth and generally weak leasing demand. Global containerized trade volumes were negatively impacted in 2023 by a shift in consumer spending back to services following a spike in goods consumption during the pandemic. Demand for containers was also impacted by improving supply chain efficiency and the freeing of container capacity that had been absorbed by pandemic-related bottlenecks. These factors led to reduced new container investment, limited container pick up activity and decreasing utilization during 2023. However, our revenue and profitability remained resilient due to the strength of our long-term lease portfolio.

Our fleet size and the net book value of our revenue earning assets have decreased this year due to limited procurement as a result of the slow market conditions. During 2023, we have invested $327.2 million in new containers of which $129.1 million is for delivery in 2024.

Our utilization has also decreased in 2023, though at a moderate pace. Average utilization for the years ended December 31, 2023 and 2022 was 96.9% and 99.1%, and ending utilization for the same periods was 96.5% and 98.1%, respectively. Utilization is computed by dividing our total units on lease (in CEU) by the total units in our fleet (in CEU) excluding new units not yet leased and off-hire units designated for sale.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, borrowings under our credit facilities and proceeds from other financing activities. Our principal uses of cash include capital expenditures, debt service, and dividends.

For the year ended December 31, 2023, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment, was $1,502.8 million. In addition, as of December 31, 2023 we had $57.8 million of unrestricted cash and cash equivalents and $1,955.0 million of borrowing capacity remaining under our existing credit facilities.

As of December 31, 2023, our cash commitments in the next twelve months include $953.4 million of scheduled principal payments on our existing debt facilities, and $160.7 million of committed but unpaid capital expenditures, primarily for the purchase of new equipment.

We believe that cash provided by operating activities, existing cash, proceeds from the sale of our leasing equipment, and availability under our credit facilities will be sufficient to meet our obligations over the next twelve months and beyond.

Capital Activity

During the year ended December 31, 2023, the Company paid dividends on preference shares of $52.1 million and paid dividends on common shares of $115.6 million. The Company also made a distribution to Parent of $408.2 million to partially fund the purchase price of the acquisition and pay transaction costs related to the Merger.

During the year ended December 31, 2023, the Company repurchased a total of 1,884,616 common shares at an average price per share of $66.66 for a total cost of $125.7 million under its share repurchase program. On September 28, 2023, in connection with the Merger, all previously issued and outstanding common shares of Triton were cancelled. Following the closing of the Merger, 100% of the Company's issued and outstanding common shares are privately held by an affiliate of Brookfield Infrastructure.

For additional information on capital activity and dividends, please refer to Note 11 - "Other Equity Matters" in the Notes to the Consolidated Financial Statements.

Debt Activity

In the fourth quarter of 2023, the Company entered into swaps with a notional value of $250.0 million that commenced on December 29, 2023 and have a termination date of December 31, 2033. These swaps were designated as cash flow hedges to fix the interest rates on a portion of the Company's floating rate debt.

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

Debt Agreements

As of December 31, 2023, our outstanding indebtedness was comprised of the following (amounts in millions):

	December 31, 2023
	Outstanding Borrowings	Maximum Borrowing Level
Secured Debt Financings
Asset-backed securitization term instruments	$2,579.8	$2,579.8
Asset-backed securitization warehouse	240.0	1,125.0
Total secured debt financings	2,819.8	3,704.8
Unsecured Debt Financings
Senior notes	2,300.0	2,300.0
Term loan facility	1,468.5	1,468.5
Revolving credit facility	930.0	2,000.0
Total unsecured debt financings	4,698.5	5,768.5
Total debt financings	7,518.3	9,473.3
Unamortized debt costs	(43.9)	—
Unamortized debt premiums & discounts	(3.8)	—
Debt, net of unamortized costs	$7,470.6	$9,473.3

The maximum borrowing levels depicted in the table above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by either borrowing bases or an unencumbered asset test that limits borrowing capacity. Based on those limitations, the availability under these credit facilities at December 31, 2023 was approximately $1,148.7 million.

As of December 31, 2023, we had a combined $6,726.8 million of total debt on facilities with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap contracts. This accounts for 89% of total debt.

For additional information on our debt, please see Note 7 - "Debt" in the Notes to the Consolidated Financial Statements.

Debt Covenants

We are subject to certain financial covenants related to leverage and interest coverage as defined in our debt agreements. Failure to comply with these covenants could result in a default under the related credit agreements and the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors. As of December 31, 2023, we were in compliance with all such covenants.

Cash Flow

The following table sets forth certain cash flow information for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Variance
Net cash provided by (used in) operating activities	$1,150,208	$1,884,868	$(734,660)
Net cash provided by (used in) investing activities	$144,291	$(646,963)	$791,254
Net cash provided by (used in) financing activities	$(1,331,582)	$(1,282,134)	$(49,448)

Operating Activities

Net cash provided by operating activities decreased by $734.7 million to $1,150.2 million in 2023, compared to $1,884.9 million in 2022. The decrease is primarily due to lower profitability in the current period of $308.7 million which includes $52.0 million paid for transaction costs. In addition, there was a $361.6 million decrease in the change in deferred revenue. In the prior year, we received several lease prepayments for which we deferred revenue recognition compared to the amortization of these prepayments in the current year. We also had a $63.4 million decrease in the change in accounts receivable due to the timing of payments.

Investing Activities

Net cash provided by investing activities was $144.3 million in 2023 compared to net cash used in investing activities of $647.0 million in 2022, a change of $791.3 million. The change was primarily due to a $734.8 million decrease in the purchases of equipment and a $55.8 million increase in proceeds from the sale of equipment.

Financing Activities

Net cash used in financing activities was $1,331.6 million in 2023 compared to $1,282.1 million in 2022, an increase of $49.5 million. The increase was primarily due to a $120.4 million increase in net debt repayments due to the decrease in equipment purchases and related financing requirements. In addition, there was a distribution to Parent of $408.2 million to partially fund the purchase price of the acquisition and pay transaction costs related to the Merger. These increases in cash used were partially offset by a $424.3 million decrease in share repurchases and a $46.6 million decrease in common share dividends paid in 2023 primarily as a result of the Merger.

Results of Operations

The following table summarizes our comparative results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Variance
Leasing revenues:
Operating leases	$1,438,504	$1,564,486	$(125,982)
Finance leases	105,288	115,200	(9,912)
Total leasing revenues	1,543,792	1,679,686	(135,894)

Equipment trading revenues	95,998	147,874	(51,876)
Equipment trading expenses	(88,099)	(131,870)	43,771
Trading margin	7,899	16,004	(8,105)

Net gain (loss) on sale of leasing equipment	58,615	115,665	(57,050)

Operating expenses:
Depreciation and amortization	575,551	634,837	(59,286)
Direct operating expenses	101,552	42,381	59,171
Administrative expenses	88,839	93,011	(4,172)
Transaction and other costs	79,000	—	79,000
Provision (reversal) for doubtful accounts	(3,369)	(3,102)	(267)
Total operating expenses	841,573	767,127	74,446
Operating income (loss)	768,733	1,044,228	(275,495)
Other (income) expenses:
Interest and debt expense	240,838	226,091	14,747
Unrealized (gain) loss on derivative instruments, net	(15)	(343)	328
Debt termination expense	—	1,933	(1,933)
Other (income) expense, net	(643)	(1,182)	539
Total other (income) expenses	240,180	226,499	13,681
Income (loss) before income taxes	528,553	817,729	(289,176)
Income tax expense (benefit)	54,464	70,807	(16,343)
Net income (loss)	$474,089	$746,922	$(272,833)
Less: dividend on preferred shares	52,112	52,112	—
Net income (loss) attributable to common shareholder	$421,977	$694,810	$(272,833)

For the discussion on the Results of Operations for the Year Ended December 31, 2022 compared to the Year Ended December 31, 2021, see the Results of Operations section in Part II, Item 7 of our 2022 Annual Report on Form 10-K, filed with the SEC on February 15, 2023.

Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022
Leasing revenues.    Per diem revenue represents revenue earned under operating lease contracts. Fee and ancillary lease revenue represents fees billed for the pick-up and drop-off of containers in certain geographic locations and billings of certain reimbursable operating costs such as repair and handling expenses. Finance lease revenue represents interest income earned under finance lease contracts. The following table summarizes our leasing revenue for the periods indicated below (in thousands):

	Year Ended December 31,
Leasing revenues	2023	2022	Variance
Operating leases:
Per diem revenues	$1,371,048	$1,505,388	$(134,340)
Fee and ancillary revenues	67,456	59,098	8,358
Total operating lease revenues	1,438,504	1,564,486	(125,982)
Finance leases	105,288	115,200	(9,912)
Total leasing revenues	$1,543,792	$1,679,686	$(135,894)
Total leasing revenues were $1,543.8 million in 2023 compared to $1,679.7 million in 2022, a decrease of $135.9 million.
Per diem revenues were $1,371.0 million in 2023 compared to $1,505.4 million in 2022, a decrease of $134.4 million. The primary reasons for the decrease were as follows:
•$119.0 million decrease due to a decrease of approximately 0.6 million CEU in the average number of containers on-hire; and
•$16.3 million decrease due to a decrease in the average lease rates for our dry and refrigerated container product lines as a result of the impact of sizable lease extension transactions completed during 2023.

Fee and ancillary lease revenues were $67.5 million in 2023 compared to $59.1 million in 2022, an increase of $8.4 million, primarily due to a $17.9 million increase in repair and handling revenue due to a higher volume of redeliveries; partially offset by a $10.3 million decrease in fee revenue due to lower pick up activity.

Finance lease revenues were $105.3 million in 2023 compared to $115.2 million in 2022, a decrease of $9.9 million. This decrease was primarily due to the early buyout of containers under finance lease in the fourth quarter of 2022 and second quarter of 2023.

Trading margin.    Trading margin was $7.9 million in 2023 compared to $16.0 million in 2022, a decrease of $8.1 million. Container selling margins decreased in 2023 primarily due to a decrease in selling prices.

Net gain (loss) on sale of leasing equipment.    Gain on sale of leasing equipment was $58.6 million in 2023 compared to $115.7 million in 2022, a decrease of $57.1 million. The decrease was primarily due to a decrease in the average selling prices, net of selling costs of used dry containers, partially offset by an increase in volume.

Depreciation and amortization.    Depreciation and amortization was $575.6 million in 2023 compared to $634.8 million in 2022, a decrease of $59.2 million. The primary reasons for the decrease were as follows:
•$68.5 million decrease due to an increase in the number of containers that have become fully depreciated or reclassified to assets held for sale; partially offset by a
•$11.2 million increase due to new production units placed on-hire during 2022 that have a full year of depreciation in 2023, as well as new production units placed on-hire in the current year.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, store equipment when it is not on lease and reposition equipment from locations with weak leasing demand. Direct operating expenses were $101.6 million in 2023 compared to $42.4 million in 2022, an increase of $59.2 million. The primary reasons for the increase were as follows:
•$51.4 million increase in storage expense resulting from an increase in the number of idle units; and a
•$6.8 million increase in repositioning and handling expense due to a higher volume of drop-off activity.

Administrative expenses.    Administrative expenses were $88.8 million in 2023 compared to $93.0 million in 2022, a decrease of $4.2 million. The primary reasons for the decrease were as follows:
•$3.8 million decrease in overall compensation expense; and a

•$2.4 million decrease in foreign exchange losses; partially offset by a
•$2.2 million increase in travel and entertainment expenses and professional fees.

Transaction and other costs. Included in the twelve months ended December 31, 2023 was $79.0 million of transaction and other related costs associated with the Merger, including $41.7 million of Advisory fees and $27.0 million of employee compensation costs.

Interest and debt expense.    Interest and debt expense was $240.8 million in 2023 compared to $226.1 million in 2022, an increase of $14.7 million. The primary reasons for the increase were as follows:
•$33.9 million increase due to an increase in the average effective interest rate to 3.08% from 2.65% due to an increase in variable interest rates on the unhedged portion of our debt and the repayment of lower yielding fixed rate debt, some of which was replaced with variable rate debt at a higher rate; partially offset by a
•$19.2 million decrease due to a reduction in the average debt balance of $720.4 million.

Debt termination expense. During 2022, the Company incurred $1.9 million of debt termination costs related to the prepayment of asset-backed securitization term notes. The Company did not incur any debt termination costs in 2023.

Income tax expense (benefit). Income tax expense was $54.5 million in 2023 compared to $70.8 million in 2022, a decrease of $16.3 million. The decrease in income tax expense was primarily due to a decrease in pre-tax income, partially offset by a higher effective tax rate. The Company's effective tax rate was 10.3% in 2023 compared to 8.7% in 2022. The increase in the effective tax rate was primarily due to a decrease in the portion of the Company's income generated in lower tax rate jurisdictions as well as nondeductible transaction costs incurred in connection with the Merger. In addition, a change in tax law in certain U.S. states resulted in an increase in our effective U.S. state tax rate and a catch-up adjustment to our state deferred tax liability.

Segments

Our leasing segment is discussed in our results of operations comparisons and the trading segment is discussed in the trading margin comparison within the results of operations comparisons.

For additional information on our segments, please see Note 12 - "Segment and Geographic Information" in the Notes to the Consolidated Financial Statements.

Contractual Obligations

We are party to various operating and finance leases and are obligated to make payments related to our borrowings. We are also obligated under various commercial commitments, including payment obligations to our equipment manufacturers.

The following table summarizes our contractual commitments and obligations as of December 31, 2023 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Contractual Obligations by Period
Contractual Obligations:	Total	2024	2025	2026	2027	2028	2029 and thereafter
	(dollars in millions)
Principal debt obligations	$7,518.3	$953.4	$470.5	$2,119.6	$1,318.0	$591.8	$2,065.0
Interest on debt obligations(1)	831.0	234.7	217.5	155.7	103.0	37.2	82.9
Operating leases (mainly facilities)	18.6	2.5	2.3	2.1	1.4	1.4	8.9
Purchase obligations:
Equipment purchases payable	31.6	31.6	—	—	—	—	—
Equipment purchase commitments	129.1	129.1	—	—	—	—	—
Total contractual obligations	$8,528.6	$1,351.3	$690.3	$2,277.4	$1,422.4	$630.4	$2,156.8

(1)     Amounts include actual interest for fixed debt, estimated interest for floating-rate debt and interest rate swaps.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP"), which requires us to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

Leasing Equipment

We purchase new equipment from manufacturers for the purpose of leasing to customers. We also purchase used equipment with the intention of selling in one or more years from the date of purchase.

Leasing equipment is recorded at cost and depreciated to a residual amount for each equipment type on a straight-line basis over its estimated useful life. Capitalized costs for new equipment include the manufactured cost of the equipment, inspection, delivery, and associated costs incurred in moving the equipment from the manufacturer to the initial on-hire location. Repair and maintenance costs that do not extend the lives of the leasing equipment are charged to direct operating expenses at the time the costs are incurred.

The estimated useful lives and residual values of our leasing equipment are based on our expectations of how long we will lease the equipment and used container sales prices at the time we expect to sell the equipment. We evaluate estimates used in our depreciation policies on a regular basis to determine whether changes, such as industry events, technological advances or changes in standardization for containers have taken place that would suggest that a change in our depreciation estimates for useful lives or residual values is warranted. Our evaluation utilizes over fifteen years of historical sales experience for each major equipment type which takes into consideration varying business cycles including unusually high and low markets. Any changes to depreciation estimates are applied prospectively. Due to the size of the depreciable fleet a change in residual values could result in either large increases or decreases to annual depreciation expense depending on the direction of the change in residual values. For 2023, we completed the annual review of depreciable lives and residual values during the fourth quarter and concluded no change was necessary.

The estimated useful life for each major equipment type for the years ended December 31, 2023 and 2022 was 13 years for Dry containers; 12 years for Refrigerated containers; 16 years for Special containers; and 20 years for Tank containers and Chassis.

Depreciation on leasing equipment commences on the date of initial on-hire.

For equipment purchased for resale that may be leased for a period of time, we adjust our estimates for remaining useful life and residual values based on our expectations for how long the equipment will remain on-hire to the current lessee and the expected sales market for older containers when these units are redelivered.

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

When testing for impairment, leasing equipment is generally grouped by equipment type, and is tested separately from other groups of assets and liabilities. Some of the significant estimates and assumptions used to determine future undiscounted cash flows and the measurement for impairment are the remaining useful life, expected utilization, expected future lease rates and expected disposal prices of the equipment. We consider the assumptions on expected utilization and the remaining useful life to have the greatest impact on the estimate of future undiscounted cash flows. These estimates are principally based on our historical experience and management's judgment of market conditions at the time the calculations are prepared.

There were no key indicators of impairment and we did not record any impairment charges related to leasing equipment for the years ended December 31, 2023, 2022 and 2021.

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

Equipment purchased for our equipment trading segment is also included in Equipment held for sale. Gains and losses resulting from the sale of this equipment is recorded in Trading margin, and cash flows associated with the purchase and sale of this equipment are classified as cash flows from operating activities.

During the years ended December 31, 2023 and 2022, we recorded the following net gains or losses on equipment held for sale on the Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2023	2022
Impairment (loss) reversal on equipment held for sale	$(7,144)	$(887)
Gain (loss) on sale of equipment, net of selling costs	65,759	116,552
Net gain on sale of leasing equipment	$58,615	$115,665

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

Operating Leases with Customers

The Company enters into long-term leases and service leases, principally as lessor in operating leases, for intermodal equipment. Long-term leases provide customers with specified equipment for a specified term. The Company's leasing revenues are based upon the number of equipment units leased, the applicable per diem rate and the length of the lease. Long-term leases typically have initial contractual terms ranging from five to eight or more years. Revenues are recognized on a straight-line basis over the life of the respective lease. Revenue from advance billings are deferred and recognized in the period earned. Service leases do not specify the exact number of equipment units to be leased or the term that each unit will remain on-hire, but allow the lessee to pick-up and drop-off units at various locations specified in the lease agreement. Under a service lease, rental revenue is based on the number of equipment units on-hire for a given period. Revenue from customers considered to be non-performing is deferred and recognized when the amounts are received.

The Company recognizes billings to customers for damages and certain other operating costs as leasing revenue when earned based on the terms of the contractual agreements with the customer.

Finance Leases with Customers

The Company enters into finance leases as lessor for some of the equipment in its fleet. At the inception of the lease, the Company records the total future minimum lease payments plus the estimated residual value, net of executory costs, if any. Cash deposits reduce the gross finance lease receivable and are recorded on the statement of cash flows as deferred revenue within operating activities. The net investment in finance leases represents the receivables due from lessees, net of unearned income and amounts previously billed. As amounts are billed to a customer they are reclassified from gross finance lease receivable to accounts receivable. Unearned income, which also includes any initial direct costs, is recognized on a constant yield basis over the lease term and is recorded as leasing revenue. The Company's finance leases are usually long-term in nature and typically include an option to purchase the equipment at the end of the lease term for a nominal price that the Company deems reasonably certain to be exercised.

Equipment Trading Revenues and Expenses

Equipment trading revenues represent the proceeds from the sale of equipment purchased for resale and are recognized when units are sold. Equipment trading expenses represent the cost of equipment sold including selling costs that are recognized as incurred.

Goodwill

Goodwill is tested for impairment at least annually on October 31 of each fiscal year or more frequently if events occur or circumstances exist that indicate that the fair value of a reporting unit may be below its carrying value. Goodwill has been allocated to our reporting units, which are the same as our reporting segments.

In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether further impairment testing is necessary. Among the relevant events and circumstances that affect the fair value of reporting units, we consider individual factors such as macroeconomic conditions, changes in our industry and the markets in which we operate, as well as our reporting units' historical and expected future financial performance. If, after assessing the totality of events and circumstances, we determine it is more-likely-than-not that the fair value of a reporting unit is less than our carrying amount, then a quantitative goodwill impairment test is performed. The quantitative goodwill impairment test compares the fair value of a reporting unit with our carrying value, including goodwill. If the carrying value of the reporting unit is less than its fair value, no impairment exists. If the carrying value of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

We elected to perform the qualitative assessment for our evaluation of goodwill impairment during the year ended December 31, 2023 and concluded there was no impairment. We have not recorded any impairment charges related to goodwill for the years ended December 31, 2023, 2022, and 2021.

For additional information on our accounting policies, please see Note 2 - "Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements.

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

As of December 31, 2023, we had derivative agreements in place to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Derivatives	Notional Amount (in millions)	Weighted Average Fixed Leg (Pay) Interest Rate	Weighted Average Remaining Term
Interest Rate Swap(1)	$1,847.0	2.63%	3.7 years
(1)     Excludes certain interest rate swaps with an effective date in a future period ("forward starting swaps"). Including these instruments will increase total notional amount by $350.0 million and increase the weighted average remaining term to 4.6 years.

Our derivative agreements are designated as cash flow hedges for accounting purposes. Any unrealized gains or losses related to the changes in fair value are recognized in accumulated other comprehensive income and reclassified to interest and debt expense as they are realized. As of December 31, 2023, we have certain interest rate cap agreements that are non-designated derivatives and changes in fair value are recognized as unrealized (gain) loss on derivative instruments, net, on the Consolidated Statements of Operations.

Approximately 89% of our debt is either fixed or hedged using derivative instruments which helps mitigate the impact of changes in short-term interest rates. A 100 basis point increase in the interest rates on our unhedged debt (Term SOFR) would result in an increase of approximately $7.6 million in interest expense over the next 12 months.

Foreign currency exchange rate risk

The U.S. dollar is the operating currency for the large majority of our leases and obligations, and most of our revenues and expenses are denominated in U.S. dollars. However, we pay our non-U.S. staff in local currencies, and our direct operating expenses and disposal transactions for our older containers are often denominated in foreign currencies. We record realized and unrealized foreign currency exchange gains and losses primarily due to fluctuations in exchange rates related to our Euro and Pound Sterling transactions and our foreign denominated assets and liabilities in Administrative expenses in the Consolidated Statements of Operations.

For the year ended December 31, 2023, net foreign currency exchange gains were $0.4 million and for the year ended December 31, 2022, net foreign currency exchange losses were $2.0 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements listed under Item 15—Exhibits and Financial Statement Schedules are filed as a part of this Item 8.

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

Management's Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

We assessed our internal control over financial reporting as of December 31, 2023 and based our assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2023.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of the audit, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2023. Please refer to "Report of Independent Registered Public Accounting Firm" in Part IV, Item 15. "Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Amended and Restated Bye-Laws (the “Bye-Laws”) provide that the number of directors is fixed at not less than three (3) and not more than fifteen directors or such other number of directors in excess of fifteen as determined pursuant to a resolution of our Board. Our Bye-Laws also provide that any vacancies on the Board not filled at any general meeting of Triton will be deemed casual vacancies and the Board, so long as a quorum of directors remains in office, will have the power at any time and from time to time to appoint any individual to be a director to fill a casual vacancy. A director appointed to fill a casual vacancy will hold office until the next following annual general meeting of shareholders.

On September 28, 2023, immediately prior to the closing of the Merger, all of the directors then serving on the Board resigned from their positions as Board members and from any and all Board committees. Upon closing of the Merger, pursuant to the terms of the Merger Agreement and the Statutory Merger Agreement, James A. Bodi and Gregory E. A. Morrison became members of the Board. Immediately following the closing of the Merger, Mr. Morrison resigned from his position on the Board and Brian M. Sondey, Terri A. Pizzuto, David Joynt, Benjamin Vaughan and John C. Hellmann were appointed to the Board to fill existing vacancies on the Board. On January 29, 2024, as previously reported, Mr. Bodi stepped down as a member of the Board and Roderick Romeo was appointed to fill the vacancy created by Mr. Bodi’s resignation. Our Board is currently comprised of six (6) directors.

Directors and Executive Officers

Directors

The following table lists our directors as of the date of this Annual Report on Form 10-K.

Name	Age	Position
David Joynt	41	Chairman
John C. Hellmann	53	Director
Terri A. Pizzuto	65	Director
Roderick Romeo	55	Director
Brian M. Sondey	56	Director, Chief Executive Officer
Benjamin Vaughan	52	Director

Our Board believes that each of our directors is highly qualified to serve as a member of the Board and contributes to the mix of skills, backgrounds, experiences and qualifications of our Board.

David Joynt

Dave Joynt has served as a director since September 2023 and Chairman of our Board since October 2023. Mr. Joynt is a member of the Compensation Committee of the Board. Mr. Joynt is a Managing Partner in Brookfield’s Infrastructure Group, a position he has held since 2020. In this role, he leads infrastructure investment activities in North America with a global focus on the transport sector. He also co-leads the investment team in Toronto. Prior to Brookfield, Mr. Joynt was a senior principal at Canada Pension Plan Investment Board, which he joined in 2011, and served on its infrastructure team across a number of geographies, including as Chief Financial Officer ("CFO") of its Australian rail business. Prior to that, Mr. Joynt worked in private equity and advisory. Mr. Joynt holds a Master of Business Administration degree from the Harvard Business School, where he graduated as a Baker Scholar, and an Honours Business Administration degree from the Richard Ivey School of Business.

Qualifications: Mr. Joynt brings to the Board knowledge and experience in a variety of areas, including financial and investment expertise and subject matter knowledge of the global transport sector. His investment judgment and experience with global infrastructure investments and activities provides the Board with valuable insights.

John C. Hellmann

John C. Hellmann has served as a director since September 2023. Mr. Hellmann is the Executive Chairman of the North American and UK/Europe boards of directors of Genesee & Wyoming Inc. (“G&W”) and Vice Chair of Brookfield Infrastructure, positions he has held since September 2023. Prior to that, Mr. Hellmann served as Chairman and Chief Executive Officer of G&W since May 2017, Chief Executive Officer since 2007, President since 2005 and Chief Financial Officer from 2000 to 2005. Prior to joining G&W, Mr. Hellmann was an investment banker at Lehman Brothers Inc. and Schroder & Co. Inc. in New York. He also worked for Weyerhaeuser Company in Tokyo, Japan and Beijing, China. Mr. Hellmann also serves on the board of directors of the Association of American Railroads. Mr. Hellmann holds an A.B. from Princeton University, an M.B.A. from the Wharton School of the University of Pennsylvania and an M.A. in International Studies from the Johns Hopkins University School of Advanced International Studies (SAIS).

Qualifications: Mr. Hellmann brings to the Board extensive managerial capabilities and in-depth knowledge of the operations of companies in the infrastructure industry. His various leadership roles at G&W, significant international business experience, skill in valuing companies and success in developing effective growth strategies provides the Board with valuable expertise.

Terri A. Pizzuto

Terri A. Pizzuto has served as a director since April 2023. Ms. Pizzuto is the Chair of the Audit Committee of the Board. She served as Executive Vice President, Chief Financial Officer and Treasurer of Hub Group, Inc., a publicly traded supply chain solutions provider that offers multi-modal transportation services throughout North America, from 2007 until her retirement in 2020. Prior to that, she served as Vice President, Finance of Hub Group from 2002 to 2007. Before joining Hub Group, Ms. Pizzuto spent 22 years at Arthur Andersen, LLP, including the last six years as an audit partner, where she served a wide variety of SEC registrants and other clients in logistics, manufacturing, high tech and other industries. Ms. Pizzuto also serves on the board of directors of The Shyft Group, Inc., a North American leader in specialty vehicle manufacturing, assembly, and upfit for the commercial, retail and service specialty vehicle markets, as well as on the boards of directors of several private companies. Ms. Pizzuto is a certified public accountant and received a B.S. in Accountancy from the University of Illinois at Urbana-Champaign.

Qualifications: Ms. Pizzuto brings to the Board knowledge and experience in a variety of areas, including financial and accounting expertise, SEC regulatory compliance, investor relations, technology transformations, acquisitions and divestitures and asset management. In addition, her experience with diversity, equity and inclusion, climate/environmental sustainability and human capital management initiatives strengthens the Board of Directors’ collective knowledge, capabilities, and experience. Further, Ms. Pizzuto’s background in accountancy provides the Audit Committee with valuable financial expertise.

Roderick Romeo

Roderick Romeo joined our Board of Directors in January 2024. He has also served as President and a director of our Bermuda subsidiary Triton Container International Limited ("TCIL") since January 2024. Mr. Romeo has over 20 years of experience in financial leadership roles in the insurance and reinsurance industries. Prior to joining the Company, Mr. Romeo was the CFO – Reinsurance of Vantage Risk Ltd. from September 2021 to June 2022. Prior to that, he held various positions at Arch Reinsurance Ltd., including as CFO from October 2018 to April 2021, and Controller – Strategic Ventures from July 2013 to September 2018. Previously, he held positions with Aeolus Capital Management Ltd., Aeolus Re. Ltd., and XL Group and its subsidiaries. Earlier in his career, Mr. Romeo served as an assistant manager at the Bermuda Monetary Authority and as an audit senior associate with PricewaterhouseCoopers in Bermuda. Mr. Romeo is a chartered professional accountant and received a Bachelor of Commerce degree with a major in Accounting from Saint Mary’s University, Halifax, Nova Scotia, Canada.

Qualifications: Mr. Romeo brings to the Board knowledge and experience in a variety of areas, including financial and accounting expertise, risk management expertise, as well as financial leadership experience which strengthens the Board’s collective knowledge, capabilities, and experience.

Brian M. Sondey

Brian M. Sondey has served as a director and our Chief Executive Officer ("CEO") since the closing of the merger of TCIL and TAL International Group, Inc. (“TAL”) in July 2016 (the “TCIL/TAL Merger”). Mr. Sondey also served as Chairman of our Board from the TCIL/TAL Merger to the closing of the Merger. Prior to the TCIL/TAL Merger, Mr. Sondey served as the Chairman, President and CEO of TAL since 2004. Mr. Sondey joined TAL’s former parent, Transamerica Corporation, in

April 1996 as Director of Corporate Development. He then joined TAL International Container Corporation in November 1998 as Senior Vice President of Business Development. In September 1999, Mr. Sondey became President of TAL International Container Corporation. Prior to his work with Transamerica Corporation and TAL International Container Corporation, Mr. Sondey worked as a Management Consultant at the Boston Consulting Group and as a Mergers & Acquisitions Associate at J.P. Morgan. Mr. Sondey holds an MBA from The Stanford Graduate School of Business and a BA degree in Economics from Amherst College.

Qualifications: Mr. Sondey brings to the Board extensive industry, Company and operational experience from serving as our CEO, and prior to that from having served as the CEO of TAL. He has a breadth of experience managing a global business and in the areas of corporate finance and capital allocation, risk management, human capital management, strategic planning and mergers and acquisitions, as well as subject matter knowledge in the areas of logistics and international trade. As our CEO, he provides our Board with valuable perspectives regarding our business, strategy and performance and strengthens the Board’s collective knowledge, capabilities, and experience.

Benjamin Vaughan

Benjamin Vaughan has served as a director since September 2023. He is a member of the Compensation Committee of the Board. Mr. Vaughan is a Managing Partner of Brookfield Asset Management and is the Operating Partner and Chief Operating Officer of Brookfield Infrastructure. He joined Brookfield in 2001. Prior to his current roles, Mr. Vaughan held a series of executive positions within Brookfield’s Renewable Group. In addition to his role in the renewable power business, Mr. Vaughan played a key role in Brookfield’s investment activities across South America. He serves on the board of directors of Arteris S.A., a highway concession company in Brazil, in addition to several private Brookfield portfolio company boards. Mr. Vaughan holds a Bachelor of Commerce degree from Queen’s University in Canada and is a Chartered Professional Accountant.

Qualifications: Mr. Vaughan’s extensive financial and investment expertise brings to the Board important insights into business strategy and growth opportunities. The operational experience and business development expertise gained while serving in various leadership positions within the Brookfield organization enables him to make valuable contributions to the Board. Further, Mr. Vaughan’s background in accountancy provides the Board with significant financial insights.

Executive Officers

The following table lists our executive officers as of the date of this Annual Report on Form 10-K.

Name	Age	Position
Brian M. Sondey	56	Chief Executive Officer
Michael S. Pearl	47	Senior Vice President and Chief Financial Officer
John F. O'Callaghan	63	Executive Vice President and Global Head of Marketing & Operations
Kevin Valentine	59	Executive Vice President, Triton Container Sales
Carla Heiss	54	Senior Vice President, General Counsel and Secretary

Information concerning the business experience of Mr. Sondey is provided under the section titled “Directors” above.

Michael S. Pearl

Michael Pearl is our Senior Vice President and CFO and has served in this role since January 2023. Prior to this role, Mr. Pearl served as our Senior Vice President, Treasurer since February 2022. Upon the closing of the TCIL/TAL Merger in July 2016, Mr. Pearl became our Vice President, Treasurer. Prior to that time he had served as Assistant Treasurer and Head of Credit since 2014 and Assistant Treasurer and Director, Business Development between 2009 and 2014. Prior to joining the Company, Mr. Pearl worked for a number of companies in the financial sector, including National City Bank, Wachovia Bank, and S&P Global. Mr. Pearl holds an MBA from the University of Michigan and a BA degree in Economics from Colby College.

John F. O'Callaghan

John O’Callaghan is our Executive Vice President and Global Head of Field Marketing and Operations. Upon the closing of the TCIL/TAL Merger in July 2016, Mr. O’Callaghan, who had served as the Senior Vice President for Europe, North America, South America and the Indian Subcontinent of TCIL since 2006, became the Executive Vice President, Global Head of Field Marketing & Operations of Triton. Mr. O’Callaghan joined TCIL in 1994 as Marketing Manager of Refrigerated Containers and progressed over time to positions of increasing responsibility. Prior to his work with TCIL, Mr. O’Callaghan worked as an Architect at Buro Bolles Wilson, Germany & Young LLP and was also an Architect at Canary Wharf development with Koetter Kim. Mr. O’Callaghan studied engineering at Trinity College Dublin and qualified with Royal Institute of British Architects as an architect with the Architectural Association in London.

Kevin Valentine

Kevin Valentine is our Executive Vice President, Triton Container Sales. Mr. Valentine assumed his current role in February 2024. Prior to that, he served as Senior Vice President, Triton Container Sales since the closing of the TCIL/TAL Merger in July 2016. Previously, Mr. Valentine served as Senior Vice President, Trader and Global Operations of TAL since 2011. Mr. Valentine joined TAL in 1994 as Regional Marketing Manager and progressed over time to positions of increasing responsibility. Prior to his work with TAL, Mr. Valentine worked as a Marketing Manager at Tiphook Container Rental. Mr. Valentine received a BA (Hons) degree in Business from Middlesex University, London, England.

Carla Heiss

Carla Heiss is our Senior Vice President, General Counsel and Secretary and has served in this role since December 2019. Prior to joining Triton, Ms. Heiss was Deputy General Counsel and Secretary at Bunge, a global leader in agribusiness, food and ingredients, where she worked from 2003 to 2019. Ms. Heiss began her legal career at Shearman & Sterling, LLP from 1994 to 2003. Ms. Heiss holds a JD degree from the George Washington University Law School and earned her BA degree in Government from Cornell University.

Corporate Governance

Following the Merger, our common shares were delisted from the NYSE. Because we only have preference shares listed on the NYSE, we qualify for and rely on exemptions from certain NYSE corporate governance requirements, including the rules requiring that:

•our Board be composed of at least a majority of independent directors;
•we maintain a nominating/corporate governance committee composed entirely of independent directors;
•we maintain a compensation committee composed entirely of independent directors; and
•we adopt and disclose corporate governance guidelines.

See “Director Independence” under Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence” of this Annual Report on Form 10-K for more information on director independence.

Codes of Conduct

Our Board has adopted a Code of Conduct that applies to all of our employees, officers, and directors, including our principal executive officer and principal financial officer. The Code of Conduct, which is designed to help officers, directors and employees conduct business in an ethical and legal manner, covers topics including but not limited to conflicts of interest, confidentiality of information and compliance with laws and regulations. In addition, we also have a Code of Ethics for Chief Executive and Senior Financial Officers. Our Code of Conduct and Code of Ethics for Chief Executive and Senior Financial Officers are available, free of charge, within the Corporate Governance portion of the "Investors" section of our website. Copies of these documents may also be obtained by sending a request in writing to our Corporate Secretary at Triton International Limited, Victoria Place, 5th Floor, 31 Victoria Street, Hamilton HM 10, Bermuda.

If we make any substantive amendment to, or grant a waiver from, a provision of the Code of Conduct (to the extent applicable to certain officers and our directors) or the Code of Ethics for Chief Executive and Senior Financial Officers, we will promptly disclose the nature of the amendment or waiver on our website at www.trtn.com to the extent required by applicable law or regulation.

Board of Directors

Board Committees

To support effective corporate governance, our Board has two standing committees: the Audit Committee and the Compensation Committee. Each of the committees regularly discusses with the Board the work it has performed to discharge its responsibilities, and it may also report to the Board at any time regarding any matter it deems of sufficient importance. Each committee has the authority to engage legal counsel or other advisors or consultants as they deem appropriate to carry out their responsibilities.

Board and Committee Composition

The table below sets forth our current Board and committee composition.

Name	Board	Audit Committee	Compensation Committee
David Joynt	Chair		Member
John C. Hellmann	Member
Terri A. Pizzuto	Member	Member
Roderick Romeo	Member
Brian M. Sondey	Member
Benjamin Vaughan	Member		Member

Audit Committee

The Audit Committee is responsible for assisting the Board in:

•overseeing our financial reporting and disclosure processes, including the adequacy and effectiveness of our internal controls over financial reporting and our disclosure controls and procedures;
•appointing, overseeing and establishing the compensation of the independent registered accounting firm, and the independence of such firm with respect to services performed;
•monitoring management’s implementation of guidelines and policies governing the process by which management assesses and manages our exposure to risk, as well as major financial risk exposures, compliance with legal and regulatory requirements, and related person transactions/conflicts of interest; and
•overseeing the work and performance of the internal audit function.

In discharging its duties, the Audit Committee has the authority to retain independent legal, accounting and other advisors and has the sole authority (subject, if applicable, to shareholder ratification) to appoint, retain, replace or terminate the independent auditor. The Audit Committee met four times during the fiscal year ended December 31, 2023.

As of the date of this Annual Report on Form 10-K, Ms. Pizzuto was the sole member of the Audit Committee. Our Board, after reviewing all of the relevant facts, circumstances and attributes, has determined that Ms. Pizzuto qualifies as an “audit committee financial expert” as defined by Item 407 (d)(5)(ii) of Regulation S-K of the Exchange Act and is considered “financially literate” under NYSE rules. In addition, the Board has determined that Ms. Pizzuto is independent in accordance with SEC and NYSE independence standards for audit committee members.

The Audit Committee operates under a written Audit Committee Charter adopted by our Board, which was most recently amended and restated effective September 28, 2023 in connection with the closing of the Merger. The Audit Committee Charter is available on our website at www.trtn.com.

Compensation Committee

The Compensation Committee is responsible for assisting the Board in:

•establishing and overseeing our general compensation philosophy, strategy and principles;
•approving the goals and objectives relevant to compensation of the CEO and other executive officers and conducting, in consultation with the full Board, an annual evaluation of the Chief Executive Officer’s performance;

•reviewing and approving the compensation of our executive officers;
•reviewing our compensation programs to evaluate unnecessary or excessive risk taking; and
•making recommendations to the Board regarding the compensation of non-employee directors.

As of the date of this Annual Report on Form 10-K, Messrs. Joynt and Vaughan comprised the Compensation Committee. The Compensation Committee met five times during the fiscal year ended December 31, 2023.

The Compensation Committee operates under a Compensation Committee Charter adopted by our Board, which was most recently amended and restated effective September 28, 2023 in connection with the closing of the Merger, including, among other things, to change its name from the Compensation and Talent Management Committee. The Compensation Committee Charter is available on our website at www.trtn.com.

Nomination of Directors

Following the Merger, the Company is wholly owned by Brookfield Infrastructure and the Board does not maintain a standing nominating committee or committee performing a similar function. Rather, the Company’s full Board performs the functions of a nominating committee. The Board believes that the directors can satisfactorily carry out the responsibility of properly recommending or approving director nominees without the formation of a standing nominating committee.

As we have no standing nominating committee, the Company does not have a nominating committee charter or similar document in place. The Board’s pre-Merger Nominating and Corporate Governance Committee met three times during the fiscal year ended December 31, 2023 prior to its dissolution in connection with the closing of the Merger.

The Board’s Role in Risk Oversight

The Board has overall responsibility for the oversight of risk management at Triton. Management is responsible for the day-to-day assessment and management of risk. The Board and its committees provide active oversight of these efforts, with senior management engaging with and reporting to the Board and the relevant Board committees on a regular basis to address high priority risks and how management is seeking to manage and mitigate risks.

At each Board meeting, the Board reviews and discusses with senior management key areas of financial, operational and strategic risk affecting Triton, including key market risks and risks related to Triton’s capital structure, liquidity and financing, procurement strategy, competitive environment, customer credit and other strategic developments. The Board also regularly engages with management with respect to the oversight of other risks, including succession planning and talent management, environmental, social and governance ("ESG") matters and cybersecurity and information technology risks. See Item 1C. “Cybersecurity” under Part I of this Annual Report on Form 10-K for more information on our Information Security Program. Each of the Audit Committee and Compensation Committee has been delegated responsibility for oversight of risk categories related to its specific areas of focus. See “Audit Committee” and “Compensation Committee” above for descriptions of the risk categories that each of our committees is responsible for overseeing. Each committee regularly reports on its activities to the full Board to promote effective coordination and ensure that the entire Board remains apprised of major risks, how those risks may interrelate, and how management addresses those risks.

Human Capital Management

We seek to attract, retain, and develop the best talent available in order to drive our continued success and achieve our business goals. Our workforce as of December 31, 2023 was comprised of approximately 249 employees located in 21 offices and 13 countries. We are not a party to any collective bargaining agreements. Our workforce remained relatively unchanged in 2023 compared to 2022. Voluntary workforce turnover for the year was approximately 7%.

Human Capital Governance

We believe that human capital management, including employee recruiting and retention, talent development and succession planning are key to our continued success. The Board as a whole and through its committees engages with management on a broad range of human capital management topics, including organizational structure and culture, bench strength in key business and functional areas, succession planning and talent development, employee recruiting and retention, employee health and safety matters and diversity, equity and inclusion.

Company Culture

Our approach to human capital management is underpinned by our corporate culture, which seeks to foster an inclusive and respectful work environment where employees are empowered at all levels to implement new ideas to better serve our global customer base and continuously improve our processes and operations. This culture is supported by a flat organizational structure that enables speed of decision making and execution; compensation programs that emphasize Company-wide common shared objectives; a diverse, international team that mirrors our local communities and customer base; robust training and development opportunities; and resources for employees to seek guidance and raise concerns when needed. We hold regular virtual Company-wide town hall meetings to keep our employees informed about the business, answer questions on topics of interest to our employees and maintain high levels of engagement. We believe the combination of competitive compensation and benefits, career growth and development opportunities and our strong corporate culture promote long employee tenure and low voluntary turnover. As of December 31, 2023, our average employee tenure was 13 years for all employees and 21 years for leadership (defined as vice president level and above). In 2023, 46% of open positions were filled with internal candidates.

Workforce Diversity

We believe a diverse workforce directly supports the success of our business and we believe in empowering and supporting all employees throughout our Company. Through our policies and practices, we are committed to providing equal opportunity in all aspects of employment. We also promote employee engagement through our Employee Resource Group (“ERG”) program. Our ERGs are voluntary, employee led groups that foster a diverse and inclusive workplace and empower employees to celebrate our diversity and build community with others.

As of December 31, 2023, our global workforce was approximately 60% male and 40% female. We are a global business, with approximately 40% of our workforce located outside the United States. In the United States, approximately 30% of our workforce was comprised of racial and ethnic minorities.

Total Rewards

We seek to provide our employees with compensation packages that fairly and equitably reward employees for their contributions to the Company and enable the Company to attract and retain high quality talent. In addition, we seek to structure our compensation plans so that they are straightforward for our employees to understand and value, and relatively easy for the Company to administer. We offer competitive salary and incentive programs that recognize individual contributions and performance as well as shared achievement of Company-wide goals.

Health and Wellness

We offer our employees a competitive set of overall benefits that focuses on total wellness, including health and welfare benefits, mental health resources, and various paid time off and leave programs. We also offer an employee assistance program designed to support employees managing personal difficulties or life challenges.

Performance, Learning and Development

We seek to provide our employees with the opportunity to develop both personally and professionally to realize their full potential, including:

•organization-wide learning management system offering a comprehensive library of professional development courses;
•opportunities for internal cross training, secondments and job rotations;
•global mentoring program that pairs mentors and mentees from different regions, business units and functions for the benefit of mutual learning and career development; and
•tuition and professional development reimbursement benefits.

In recent years we have increased our investment in developing and upskilling our employees by rolling out several new training programs, including management training for new managers, financial literacy, communications and negotiations skills training and leadership presence and presentation. We continue to strengthen talent review and bench strength analysis for senior positions across our Company and engage senior managers in comprehensive talent review discussions to ensure consistent application of performance and compensation practices, as well as increase and expand the important dialogue regarding the performance and development of our people.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires Triton’s officers and directors, and holders of more than 10% of a registered class of Triton’s equity securities, to file reports of ownership of such securities with the SEC. Officers, directors and greater than ten percent beneficial owners are required by applicable regulations to furnish Triton with copies of all Section 16(a) forms they file.

Following the Merger and deregistration of our common shares under Section 12 of the Exchange Act, we are no longer subject to the insider reporting requirements and short-swing profit rules of Section 16 of the Exchange Act with respect to our common shares. Thus, our directors, officers and persons who beneficially own more than 10% of our common shares no longer need to file beneficial ownership reports with respect to our common shares with the SEC. Our directors, officers and persons who beneficially own more than 10% of our preference shares continue to be subject to the requirements of Section 16 of the Exchange Act with respect to our preference shares.

Based on a review of the copies of Forms 3, 4 and 5 furnished to Triton and written representations by our directors and officers, Triton believes that all Section 16(a) filing requirements applicable to its officers, directors and 10% holders were complied within a timely manner during the last fiscal year, except with respect to:

•a Form 4 filed by Simon Vernon on October 2, 2023, which corrected the balance in Mr. Vernon’s previously filed Forms 3 and Forms 4 to include 8,689 common shares that, due to administrative error, were not reported in connection with the TCIL/TAL Merger; and
•a Form 4 filed by John F. O’Callaghan on October 2, 2023, which corrected the balance in Mr. O’Callaghan’s previously filed Forms 3 and Forms 4 to include 4,634 common shares that, due to administrative error, were not reported in connection with the TCIL/TAL Merger.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) describes the material elements of our compensation program for our Chief Executive Officer, Chief Financial Officer and three other most highly compensated executive officers (the “Named Executive Officers” or “NEOs”).

Named Executive Officers

For 2023, our Named Executive Officers include the following individuals:
•Brian M. Sondey, Chief Executive Officer;
•Michael S. Pearl, Senior Vice President, Chief Financial Officer(1);
•John F. O'Callaghan, Executive Vice President, Global Head of Field Marketing and Operations;
•Kevin Valentine, Senior Vice President, Triton Container Sales(2); and
•Carla Heiss, Senior Vice President, General Counsel and Secretary.

(1) Mr. Pearl assumed the role effective January 1, 2023.
(2) Mr. Valentine was named Executive Vice President, Triton Container Sales in February 2024.

Compensation Philosophy and Objectives

We seek to provide our senior executives with compensation packages that:
•Allow the company to attract and retain highly qualified executives;
•Fairly reward the executives for their contributions to the Company;
•Link a substantial portion of overall compensation to highly impactful short-term and long-term measures of performance that incentivize our executives to create long-term value;
•Are straightforward for our executives to understand and value; and
•Do not promote excessive risk taking.

Summary and Highlights for 2023

Compensation Highlights— Brookfield Infrastructure Transaction

On September 28, 2023, the Company was acquired by Brookfield Infrastructure. Prior to the closing of the Merger, the principal elements of our executive compensation program consisted of (i) base salary, (ii) annual cash incentive awards, (iii) time-based restricted share awards with three-year cliff vesting and (iv) performance-based restricted share awards with vesting based on the attainment of performance metrics over a three-year period. Each of these elements is described in more detail below in this CD&A.

In accordance with the Merger Agreement, annual incentive awards for 2023 for our NEOs were guaranteed at no less than target levels. Additionally, unvested restricted shares granted to our NEOs that were outstanding immediately prior to the closing of the Merger were converted into a contingent right to receive an amount in cash equal to the number of shares subject to those awards, assuming attainment of the maximum level of performance for performance-based awards, multiplied by the cash value of the merger consideration of $83.16 per share, plus accrued dividends through the closing date. This amount will be paid to the NEOs upon the earlier of the original vesting date of the award and the 12-month anniversary of the closing date, generally subject to the NEO's continued service with the Company. See “Annual Incentive Program,” “Long-Term Equity Incentive Compensation Granted Prior to the Merger” and “Long-Term Equity Incentive Termination and Change in Control Provisions” discussed below in this CD&A for more information.

Principal Elements of Executive Compensation

Base Salary

The Compensation Committee of our Board of Directors reviews and sets the salary levels for our NEOs annually. Base salaries are set at levels considered to be appropriate for the scope of the job function and the level of responsibility of the individual, the skills and qualifications of the individual, individual performance, the amount of time spent in the position, internal pay relationships and geographic circumstances. Base salaries are also evaluated relative to the amounts paid to executive officers with similar qualifications, experience and responsibilities at the peer group companies.

The following is a summary of our Named Executive Officers’ base salaries for 2023. Each of our NEOs, other than Mr. Sondey, received a base salary increase in 2023 to reflect their level of responsibility (and, in the case of Mr. Pearl, his appointment to Chief Financial Officer) and continued strong performance, as well as to address pay competitiveness:

Name	2023 Base Salary
Brian M. Sondey	$1,010,000
Michael S. Pearl	$415,000
John F. O'Callaghan(1)	$510,118
Kevin Valentine	$445,000
Carla Heiss	$480,000
(1)    Mr. O’Callaghan’s 2023 Base Salary amount shown in the table uses a conversion rate of USD 1.266 to GBP 1.0.

Annual Incentive Program

Our annual cash-based incentive program is designed to incentivize our Named Executive Officers to achieve annual financial and strategic priorities.

2023 Annual Incentive Plan Target Levels and Performance Criteria

The Compensation Committee established a 2023 annual incentive plan that covered all Triton executives, including our NEOs. The Compensation Committee establishes the target incentive compensation amounts and incentive compensation ranges annually. Target incentive opportunities for our NEOs are set at levels considered appropriate for the job function and skills of each individual and to reflect the individual’s ability to impact Company performance. Target incentive opportunities are also evaluated relative to peer group levels.

2023 Annual Incentive Award Opportunity for Named Executive Officers

The 2023 annual incentive compensation targets and ranges for our NEOs, expressed as a percentage of base salary, are set forth in the table below:

Name	Target (% of Salary)	Range (% of Salary)
Brian M. Sondey	100	0 - 200
Michael S. Pearl	70	0 - 140
John F. O'Callaghan	70	0 - 140
Kevin Valentine	70	0 - 140
Carla Heiss	70	0 - 140

For 2023, performance criteria under the annual incentive plan were based on both Triton’s 2023 consolidated financial performance and on individual performance. The weighting of the financial performance portion of the annual incentive plan was 75% for our CEO and CFO, and 65% for our other NEOs. Actual payouts under the Company financial performance and individual performance elements of the plan may range from 0% to 200% based on actual performance compared to target goals, and the Compensation Committee could also use a subjective assessment of the perceived strength and contributions of each of the NEOs to increase or decrease the calculated payout levels.

2023 Financial Performance Goals

For 2023, the financial performance criteria for annual incentive bonuses for our NEOs were based on the following performance metrics:

Performance Metric	Weighting	Rationale
Adjusted Earnings Per Share	60%	Measures our core profitability and success in achieving profitable growth for our shareholders.
Growth in Revenue Earning Assets	20%	Measures our ability to grow our business and market position in a competitive environment.
Cash Flow Before Capital Expenditures	20%	Measures cash flow generated to fund asset growth, dividends, share repurchases and other value-creating opportunities.

2023 Individual Performance Goals

In addition to financial performance, each NEO is evaluated on the achievement of pre-set Company-wide operational and strategic objectives, as well as individual performance objectives relating to the NEO’s position. These objectives are intended to be challenging. They can be both qualitative and quantitative and they vary for each Named Executive Officer. For 2023, these objectives included maintaining high levels of operating performance while market conditions were weak while positioning the Company to capitalize on eventual improvement in market conditions; progressing identified strategic business initiatives; continuing to progress talent development initiatives; and increasing our corporate focus on ESG initiatives.

2023 Annual Incentive Payouts

As provided in the Merger Agreement, annual incentive awards for 2023 for our NEOs were guaranteed at no less than target levels, and the Compensation Committee was able to consider the effects of the Merger on performance targets in determining annual bonus payouts. The Compensation Committee’s determinations of annual incentive bonuses for 2023 are shown in the following table:

	Financial		Individual		2023 Annual Incentive Award	Total Payout as a % of Target
Name	Performance	Weighting	Performance	Weighting
Brian M. Sondey	100%	75%	100%	25%	$1,010,000	100%
Michael S. Pearl	100%	75%	150%	25%	$326,820	113%
John F. O'Callaghan	100%	65%	100%	35%	$357,087	100%
Kevin Valentine	100%	65%	150%	35%	$366,020	118%
Carla Heiss	100%	65%	150%	35%	$394,810	118%

Long-Term Equity Incentive Compensation Granted Prior to the Merger

Prior to the Merger, we utilized annual grants of long-term equity-based awards for key employees, including our Named Executive Officers, to align their compensation with the growth of long-term value for our shareholders, to motivate them to achieve long-range goals and as a retention tool. In determining the value of awards granted to the Named Executive Officers, the Compensation Committee considered individual performance, the contributions of each NEO to the Company’s success, each individual's relative experience and future leadership potential and how the individual's total and long-term equity-linked compensation compared to levels at our peer group companies.

We historically utilized a mix of time-based and performance-based restricted share awards under our equity incentive program. For 2023, the weighting of long-term equity awards granted to our NEOs was 60% performance-based and 40% time-based. Additionally, the maximum payout level for the performance-based awards granted to each NEO was 200%. All awards were subject to three-year cliff vesting and were designed to pay out in Triton common shares, plus dividends accrued over the vesting period on earned shares.

For performance-based share awards granted in 2023, the performance criteria were equally weighted between the Company’s total shareholder return performance over the three-year performance cycle relative to a selected peer group and the achievement of specified Adjusted Return on Equity targets over the performance cycle. At the end of the performance cycle, the number of shares actually earned by the NEOs could range from 50% to 200% of the target number of performance-based shares granted based on actual performance against the established metrics.

In connection with the closing of the Merger, our Amended and Restated 2016 Equity Incentive Plan was terminated, and no future awards will be granted under the plan.

Pre-Merger Restricted Share Awards Granted in 2023

The following table lists the restricted share grants made to the Named Executive Officers in 2023 and the range of shares that could be earned at the completion of the three-year performance cycle:

		Performance-Based (#)
Name	Time-Based (#)	Minimum	Target	Maximum
Brian M. Sondey	20,318	15,239	30,478	60,955
Michael S. Pearl	2,423	1,817	3,635	7,270
John F. O'Callaghan	3,153	2,365	4,729	9,458
Kevin Valentine	3,328	2,496	4,992	9,984
Carla Heiss	3,065	2,299	4,598	9,196

As previously disclosed in connection with the Merger, all of our NEOs’ restricted share awards outstanding as of the closing of the Merger were converted into a contingent right to receive an amount in cash equal to the number of shares subject to those awards, assuming attainment of the maximum level of performance for performance-based awards, multiplied by the cash value of the merger consideration of $83.16 per share, plus accrued dividends through the closing date. This amount will be paid to the NEOs upon the earlier of (i) the original vesting date of the award and (ii) the 12-month anniversary of the closing date, generally subject to the NEO's continued service with the Company.
Restricted Share Awards Vested in 2023

The following table shows the time-based and performance-based equity awards that vested in January 2023 for our NEOs. For all NEOs, performance-based awards shown below reflect the vesting of awards granted in 2020 following the end of the three-year performance cycle. The performance metric for these awards was three-year relative Total Shareholder Return ("TSR"). Based on the Company’s actual three-year relative TSR attained, which was in the middle third of the peer group companies, the performance-based awards vested at target levels. Amounts shown below are included in the "Options Exercised and Stock Vested Table" in the "Executive Compensation Tables" section further below.

	Time-Based Awards		Performance-Based Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Brian M. Sondey	31,347	$2,225,324	31,347	$2,225,324
Michael S. Pearl	2,004	$142,264	2,003	$142,193
John F. O'Callaghan	5,882	$417,563	5,881	$417,492
Kevin Valentine	5,753	$408,405	5,752	$408,334
Carla Heiss(1)	—	$—	—	$—
(1)    Ms. Heiss received a restricted share grant upon joining the Company in December 2019 intended to cover the 2020 compensation period and thus pursuant to her employment offer letter did not receive an equity incentive award in 2020.

Post-Merger Long-Term Incentive Awards Granted by Brookfield Infrastructure

Subsequent to the Merger, in December 2023, Brookfield Infrastructure established a new long-term incentive program for certain senior executives of the Company, including the NEOs. The program consists of one-time grants of profits interest awards in the case of U.S. participants, and will consist of one-time bonus unit awards in the case of non-U.S. participants (non-U.S. awards are expected to be granted in 2024). The program is designed to create long-term alignment between Brookfield Infrastructure and Triton management by enabling key executives to participate in the appreciation of the Company’s valuation over time. Payment obligations under the program (if any) are the responsibility of Brookfield Infrastructure.

The awards (the “Incentive Units”) represent a conditional right to receive a return tied to a profit-sharing pool based upon the appreciation of the Company’s valuation from the date of grant in excess of a specified hurdle rate, subject to a cap (as set forth in grant documentation). The number of Incentive Units granted to the NEOs is set forth in the "Grant of Plan-Based Awards Table" in the "Executive Compensation Tables" section below.

The Incentive Units will vest in five equal annual installments on each of the first five anniversaries of the closing date of the Merger, subject to the NEO’s continued employment or service. The Incentive Units also provide for annual liquidity windows beginning on the fifth anniversary of the closing date of the Merger that entitle the NEO to have his or her Incentive Units repurchased by Brookfield Infrastructure based on the then-prevailing valuation of the Company, subject to certain limitations. The Incentive Units (both vested and unvested) are subject to forfeiture (and recoupment of previously paid amounts, if any) if the NEO’s employment is terminated for “cause” or if the NEO fails to comply with specified restrictive covenants. Unvested Incentive Units are subject to forfeiture in the event of the NEO’s termination of employment, including the NEO’s resignation for any reason. In the event of the NEO’s termination of employment or service (other than for cause), the NEO will be entitled to receive payment in respect of his or her vested Incentive Units based on the then-prevailing valuation of the Company. The Incentive Units also provide for accelerated vesting upon the consummation of a sale of the Company by Brookfield Infrastructure.

Other Compensation Elements

Retirement Benefits

We provide health and welfare benefits to our employees, including all of our Named Executive Officers. For our U.S. based Named Executive Officers, we provide a defined contribution 401(k) plan with a 100% Company matching contribution up to

$6,000, subject to IRS regulations and plan contribution limits. For Mr. O’Callaghan, we provide a UK stakeholder pension scheme with a 100% Company matching contribution on up to 5% of the employee’s annual salary, subject to HMRC’s regulations and plan contribution limits.

We do not offer a deferred compensation plan to our Named Executive Officers. We also do not offer a defined benefit pension plan to our Named Executive Officers.

Perquisites and Personal Benefits

Consistent with our pay-for-performance philosophy, we provide limited executive perquisites. See the “All Other Compensation” column of the Summary Compensation Table and the notes to the table in the "Executive Compensation" section of this Annual Report on Form 10-K for a description of the perquisites provided to the Named Executive Officers.

Executive Officer Employment Agreements

The Company does not have any employment agreements with our NEOs.

Executive Severance Plan

Our NEOs participate in the Triton International Limited Executive Severance Plan. Under the Executive Severance Plan, subject to the execution of a release of claims, selected senior management employees of the Company and its subsidiaries, including the Named Executive Officers, are eligible to receive severance payments and benefits in the event the Company terminates their employment without “cause” or they resign their employment for “good reason,” as defined in the Executive Severance Plan.

Upon a termination of employment without cause or a resignation for good reason other than in connection with a change in control, Named Executive Officers would receive the following severance benefits: (i) a payment equal to their base salary in effect at the time of termination, plus their target bonus opportunity for the fiscal year of termination, multiplied by one (1) (or by 1.5 in the case of Mr. Sondey) and (ii) their pro-rated target bonus opportunity for the fiscal year of termination. Named Executive Officers are also entitled to COBRA continuation coverage paid by the Company for 18 months (or, if earlier, until the date on which they become eligible for coverage under another employer-provided plan).

The Executive Severance Plan contains a "double trigger" requirement for the payment of severance benefits in connection with a change in control of the Company (as defined in the Executive Severance Plan). Upon a termination of employment without cause or a resignation for good reason during a “change in control protection period,” as defined in the Executive Severance Plan, Named Executive Officers would receive the following severance benefits: (i) a payment equal to their base salary in effect at the time of termination, plus their target bonus opportunity for the fiscal year of termination, multiplied by 1.5 (or by 2 in the case of Mr. Sondey) and (ii) their full target bonus opportunity for the fiscal year of termination. Named Executive Officers are also entitled to COBRA continuation coverage paid by the Company for 18 months (or, if earlier, until the date on which they become eligible for coverage under another employer-provided plan). We completed the Merger on September 28, 2023. The completion of the Merger constituted a “change in control” under the Executive Severance Plan and, accordingly, a “change in control protection period” will be in effect with respect to the Merger until September 28, 2025.

As a condition to participating in the Executive Severance Plan, participants are required to agree to be subject to certain protective covenants, including non-competition, non-solicitation, confidentiality and non-disparagement covenants. The non-competition and non-solicitation covenants apply for 12-months following a Named Executive Officer’s termination of employment for any reason. The confidentiality and non-disparagement covenants apply for an indefinite period.

If any payments to the Named Executive Officers under the Executive Severance Plan or otherwise would be subject to “golden parachute” excise taxes under the Internal Revenue Code, the payments will be reduced to limit or avoid the excise taxes if and to the extent such reduction would produce an expected better after-tax result for the executive.

Long-Term Equity Incentive Termination and Change in Control Provisions

As previously discussed, unvested restricted share awards outstanding immediately prior to the Merger were converted into a contingent right to receive an amount in cash equal to the number of shares subject to those awards, assuming attainment of the maximum level of performance for performance-based awards, multiplied by the cash value of the merger consideration of $83.16 per share, plus accrued dividends through the closing date. This amount will be paid to the NEOs upon the earlier of (i)

the original vesting date of the award and (ii) the 12-month anniversary of the closing date, generally subject to the NEO's continued service with the Company. The cash amounts in respect of these awards will otherwise generally remain subject to the same terms and conditions that were applicable to the underlying awards prior to the Merger, including accelerated vesting in the event of a qualifying termination of employment following the Merger. See “Potential Payments Upon Termination or Change in Control” in the "Executive Compensation Tables" section below for more information.

Tax Gross-Ups

We do not have any agreements or severance arrangements that provide for tax “gross-ups” to our NEOs.

Compensation Governance

We believe that a collaborative process best ensures that compensation decisions reflect the principles of our executive compensation program. Set forth below is a summary of the roles and responsibilities of the key participants that were involved in making decisions relating to the compensation of our Named Executive Officers in 2023.

Roles and Responsibilities

Responsible Party	Roles and Responsibilities
Compensation Committee	•Reviews the Company’s general compensation philosophy and the design, development and implementation of the Company’s executive compensation program, including associated risks.
•Approves annual performance goals and objectives for the CEO and NEOs.
•Annually evaluates the performance of the CEO in consultation with the full Board in light of the goals and objectives established by the Committee. Reviews the annual performance evaluations of the other NEOs.
•Approves the CEO’s compensation level (including the individual components of compensation) and the compensation of our other NEOs.
•Approves any changes to our executive compensation peer group.
•Retains outside advisors as it deems appropriate to assist it in the performance of its duties.

CEO (assisted by other members of Triton's management team)	•Provides performance evaluations and compensation recommendations for the other NEOs.
•Provides input and recommendations to the Compensation Committee regarding the performance goals and targets for our annual and equity incentive programs for consideration by the Compensation Committee. The Compensation Committee retains full discretion in making compensation decisions.
•The CEO is not present during the deliberations on his pay.
Independent Compensation Consultant	•Provides the Compensation Committee with information, analysis and objective advice regarding our executive compensation program, including:
  •advice and recommendations regarding the composition of the executive compensation peer group;
  •expert knowledge of market trends and best practices relating to executive compensation; and
•analysis of each element of and total target direct compensation for each of the NEOs relative to the executive compensation peer group.

During 2023, the Compensation Committee was assisted by its independent compensation consultant, Meridian Partners LLC (“Meridian”). Other than the support that it provided to the Committee, Meridian provided no other services to the Company or Triton management. During 2023, the Committee considered the independence of Meridian based on the relevant regulations of the SEC and the NYSE listing standards and concluded that the services performed by Meridian did not raise any conflicts of interest.
Competitive Market Positioning – Peer Group

In assessing compensation elements and making compensation decisions for our Named Executive Officers for 2023, the Compensation Committee considered the pay levels and mix of compensation of a select group of relevant peer companies consistent with past practice. The Compensation Committee has not as a matter of policy specifically linked the target or actual compensation levels of our Named Executive Officers to those at the selected peer companies, but rather has used the peer analysis as a point of reference when determining appropriate overall compensation levels and mix of compensation for our Named Executive Officers. The Compensation Committee could set compensation levels at, above or below the median of the peer companies in its reasonable discretion taking into account factors such as executive performance, tenure, market conditions, job responsibilities, experience, skill sets and actual or potential contributions to Triton. In addition, actual compensation earned in any year could be at, above, or below the median depending on the individual's and Triton's performance for the year. The Compensation Committee also evaluated the Company’s financial performance relative to the financial performance of the selected peer companies.

The composition of the peer group was historically reviewed annually to ensure it remained appropriate in terms of company size and business focus and to reflect mergers, acquisitions or other business related changes that may have occurred. The peer group companies used by the Compensation Committee in the 2023 review were:

•Air Lease Corp. •Air Transport Services Group Inc. •Atlas Air Worldwide Holdings •Cubesmart •Forward Air Corporation	•GATX Corporation •H&E Equipment Services, Inc. •Herc Holdings Inc. •Hub Group, Inc. •LifeStorage Inc.	•Matson, Inc. •McGrath RentCorp. •Werner Enterprises, Inc. •WillScot Mobile Mini Inc.

Clawback Policy

The Company has historically had a clawback policy to encourage sound risk management and accountability. Following the recent adoption of final rules by the SEC and the NYSE relating to clawback requirements under the Dodd-Frank Act, the Company timely adopted our Clawback Policy: Recovery of Erroneously Awarded Incentive-Based Compensation (“Clawback Policy”) to comply with the new mandates. Under the Clawback Policy, the Compensation Committee, or the majority of independent directors on the Board, will have the authority to administer and make determinations with respect to the policy. To date, no NEOs have been subject to any clawbacks. The Clawback Policy is filed as an exhibit to this Annual Report on Form 10-K.

Tax Deductibility of Compensation

Section 162(m) of the Internal Revenue Code generally precludes a publicly traded corporation from taking a tax deduction for compensation in excess of $1 million payable in any fiscal year to the corporation’s chief executive officer and other “covered employees,” as defined in Section 162(m). Although our executive compensation program has sought to maximize the tax deductibility of compensation payable to the Named Executive Officers to the extent permitted by law, the Compensation Committee continues to retain flexibility to make compensation decisions that are driven by market competitiveness and based on the other factors discussed in this CD&A when necessary or appropriate (as determined by the Compensation Committee in its sole discretion) to enable the Company to continue to attract, retain, reward, and motivate its highly qualified executives.

Compensation Risk Assessment

The Compensation Committee oversees our executive compensation program and practices, including our annual and long-term incentive programs, and in doing so, reviews each compensation element annually to see that they do not encourage excessive risk taking. We believe that our compensation practices, which consist of a mix of fixed and variable components, link a substantial portion of executive pay to the Company’s long-term performance, utilize multiple performance metrics, include caps on maximum level of payouts and incorporate risk mitigation features such as clawback policies, mitigate excessive risk taking.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the above CD&A with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the CD&A be included in this Annual Report on Form 10-K.

Compensation Committee:
David Joynt
Benjamin Vaughan

Executive Compensation Tables

Summary Compensation Table

The following table summarizes the compensation of our Named Executive Officers for the fiscal years ended December 31, 2023, 2022 and 2021.

Name and Principal Position	Year	Salary ($)	Share Awards ($)(1)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Brian M. Sondey Chief Executive Officer	2023	1,010,000	3,671,027	6,500,000	1,010,000	19,311	12,210,338
	2022	1,010,000	3,456,299		1,254,925	19,291	5,740,515
	2021	975,000	2,827,182		1,950,000	16,550	5,768,732
Michael S. Pearl(6) Senior Vice President and Chief Financial Officer	2023	415,000	437,812	3,300,000	326,820	6,764	4,486,396
John F. O'Callaghan(7) Executive Vice President, Global Head of Field Marketing and Operations	2023	510,118	569,632		357,087	49,048	1,485,885
	2022	460,337	531,758		382,172	43,967	1,418,234
	2021	491,373	516,494		589,648	41,132	1,638,647
Kevin Valentine Senior Vice President, Triton Container Sales	2023	445,000	601,286	3,300,000	366,020	15,936	4,728,242
	2022	420,000	558,320		374,409	16,534	1,369,263
	2021	400,000	543,667		480,000	15,673	1,439,340
Carla Heiss Senior Vice President, General Counsel and Secretary	2023	480,000	553,805	1,650,000	394,810	14,943	3,093,558
	2022	450,000	499,806		379,103	14,842	1,343,751
	2021	420,000	478,452		472,500	14,754	1,385,706
(1)    The share award values shown in this column represent the grant date fair value of the time-based and performance-based restricted shares granted by the Company as calculated in accordance with FASB ASC Topic 718 - “Compensation - Stock Compensation” (“ASC 718”). These awards were originally granted as restricted shares and were subsequently converted into contingent cash awards as a result of the Merger. See “Compensation Highlights – Brookfield Infrastructure Transaction” in the CD&A section of this Annual Report on Form 10-K for additional information.
(2)    The grant date fair value of the performance-based restricted shares reported in this column assumes that these awards would be earned at the target level of performance. If the maximum level of performance had been assumed, the grant date fair value of the time-based and the performance-based restricted shares granted to our Named Executive Officers would have been as follows for 2023: Mr. Sondey: $5,873,600; Mr. Pearl: $700,513; Mr. O’Callaghan: $911,397; Mr. Valentine: $962,058; and Ms. Heiss: $886,102.
(3)    The Company believes that, although the Incentive Units do not require the payment of an exercise price, they are most similar economically to stock options or stock appreciation rights, and as such, they are properly classified as “options” under the definition provided in Item 402 of Regulation S-K as an instrument with an “option-like feature” for disclosure purposes. The amounts disclosed in this column are computed using acceptable valuation methodologies in accordance with ASC 718.
(4) Represents payment of cash awards granted under our annual incentive compensation program. As provided in the Merger Agreement, annual incentive awards for 2023 were guaranteed at no less than target levels and the Compensation Committee was able to consider the effects of the Merger on performance targets in determining payouts. For further discussion, see “2023 Annual Incentive Payouts” in the CD&A section of this Annual Report on Form 10-K.
(5)    For 2023, All Other Compensation consisted of the following:

Name	Savings Plan Company Match ($)	Other Compensation ($)(a)	Total
Brian M. Sondey	$6,000	$13,311	$19,311
Michael S. Pearl	$6,000	$764	$6,764
John F. O'Callaghan	$29,026	$20,022	$49,048
Kevin Valentine	$6,000	$9,936	$15,936
Carla Heiss	$6,000	$8,943	$14,943
(a) Other compensation includes Company paid car allowances, Company paid life insurance premiums for coverage exceeding $50,000 and Company matching gift donations. In addition, for Mr. O’Callaghan the amount also includes club membership fees.
(6)    Michael S. Pearl assumed the role of Triton's Chief Financial Officer effective January 1, 2023 and is a Named Executive Officer for the first time in 2023.
(7)    Amounts reported in the table for Mr. O’Callaghan were paid in GBP and converted for purposes of this table from GBP to U.S. dollars at an exchange rate of USD 1.266 to GBP 1.0 for 2023.

Grants of Plan-Based Awards Table

The following table sets forth information with respect to awards granted to our Named Executive Officers during the fiscal year ended December 31, 2023:

		Estimated Future Payouts under Non-Equity Incentive Awards			Estimated Future Payouts under Equity Incentive Awards			All Other Share Awards: Number of Shares (#)(2)	All Other Option Awards: Number of Units (#)(3)	Exercise or Base Price of Option Awards ($/Sh)(4)	Grant Date Fair Value of Share or Option Awards(5)
Name	Grant Date	Minimum ($)(1)	Target ($)	Maximum ($)	Minimum (#)	Target (#)	Maximum (#)
Brian M. Sondey	2/07/2023	$—	$1,010,000	$2,020,000	15,239	30,478	60,955				$2,202,645
	2/07/2023							20,318			$1,468,382
	12/29/2023								300	$—	$6,500,000
Michael S. Pearl	2/07/2023	$—	$290,500	$581,000	1,817	3,635	7,270				$262,701
	2/07/2023							2,423			$175,110
	12/29/2023								150	$—	$3,300,000
John F. (6) O'Callaghan	2/07/2023	$—	$357,082	$714,165	2,365	4,729	9,458				$341,765
	2/07/2023							3,153			$227,867
Kevin Valentine	2/07/2023	$—	$311,500	$623,000	2,496	4,992	9,984				$360,772
	2/07/2023							3,328			$240,515
	12/29/2023								150	$—	$3,300,000
Carla Heiss	2/07/2023	$—	$336,000	$672,000	2,299	4,598	9,196				$332,297
	2/07/2023							3,065			$221,508
	12/29/2023								75	$—	$1,650,000
(1)    Awards granted under our annual incentive plan do not have a minimum performance payout
(2)    Represents time-based restricted share awards.
(3) Represents the number of Incentive Units granted by Brookfield Infrastructure subsequent to the Merger. Each Incentive Unit represents a conditional right to receive a return tied to a profit-sharing pool based upon the appreciation of the Company’s valuation from the date of grant in excess of a specified hurdle rate (as set forth in the Incentive Unit documents). The Incentive Units do not have minimum or target payouts and are subject to a cap. The Incentive Units are discussed in greater detail in “Post-Merger Long-Term Incentive Awards Granted by Brookfield Infrastructure” in the CD&A.
(4) The Company believes that, although the Incentive Units do not require the payment of an exercise price, they are most similar economically to stock options or stock appreciation rights, and as such, they are properly classified as “options” under the definition provided in Item 402 of Regulation S-K as an instrument with an “option-like feature” for disclosure purposes. Holders of Incentive Units are only entitled to payout of these awards if the Company’s valuation exceeds a specified hurdle rate.
(5)    Calculated based on target equity incentive awards using the February 7, 2023 closing share price of $72.27.
(6)    Amounts reported in the “Estimated Future Payouts under Non-Equity Incentive Awards” column are based on an exchange rate of USD 1.266 to GBP 1.0.

Outstanding Equity Awards at Fiscal Year End Table

As described above, in connection with the Merger, unvested restricted share awards outstanding immediately prior to the Merger were converted into a contingent right to receive an amount in cash equal to the number of shares subject to those awards, assuming attainment of the maximum level of performance for performance-based awards, multiplied by the dollar value of the merger consideration of $83.16 per share, plus accrued dividends through the closing date of the Merger.

The following table sets forth information concerning unvested awards for our Named Executive Officers as of December 31, 2023:

	Option Awards(1)
Named Executive Officer	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Grant Award Date
Brian M. Sondey	—	300	—	N/A	12/29/2023
Michael S. Pearl	—	150	—	N/A	12/29/2023
John F. O'Callaghan	—	—	—	—	—
Kevin Valentine	—	150	—	N/A	12/29/2023
Carla Heiss	—	75	—	N/A	12/29/2023
(1)    Represents the number of Incentive Units granted by Brookfield Infrastructure subsequent to the Merger. Each Incentive Unit represents a conditional right to receive a return tied to a profit-sharing pool based upon the appreciation of the Company’s valuation from the date of grant in excess of a specified hurdle rate (as set forth in the Incentive Unit documents). The Incentive Units do not have an exercise price or minimum or target payouts and are subject to a cap. The Incentive Units are discussed in greater detail in “Post-Merger Long-Term Incentive Awards Granted by Brookfield Infrastructure” in the CD&A.

Options Exercised and Stock Vested Table

The shares shown in the table below represent time-based and performance-based restricted shares that vested on January 10, 2023 (for all NEO’s other than Ms. Heiss). The closing share price on January 10, 2023 was $70.99. We did not grant stock options to our executives as part of our equity incentive program.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Brian M. Sondey	62,694	$4,450,648
Michael S. Pearl	4,007	$284,457
John F. O'Callaghan	11,763	$835,055
Kevin Valentine	11,505	$816,739
Carla Heiss	—	$—

Pension Benefits

We do not provide our Named Executive Officers with any plans providing for payments or other benefits at, following or in connection with retirement, other than our tax-qualified defined contribution 401(k) plan and our UK Stakeholders Scheme for Mr. O’Callaghan.

Nonqualified Deferred Compensation

We do not provide our Named Executive Officers with any plans providing for nonqualified deferred compensation.

Potential Payments Upon Termination or Change in Control

This section describes and quantifies the potential payments and benefits that our Named Executive Officers would have been eligible to receive in connection with a termination event set forth in the table below. As described in “Executive Severance Plan” in the CD&A of this Annual Report on Form 10-K, we have adopted an Executive Severance Plan that provides for specified severance arrangements for our NEOs. Vesting of contingent cash amounts payable in respect of long-term equity incentive awards outstanding prior to the Merger in connection with a qualified termination of employment is governed by the terms of the Merger Agreement, the Amended and Restated 2016 Equity Incentive Plan and the applicable award agreements for those awards. The completion of the Merger on September 28, 2023 constituted a "change in control" under the Executive Severance Plan. Accordingly, a "change in control protection period" under the Executive Severance Plan will be in effect until September 28, 2025.

The information provided in this section assumes that the applicable termination of employment occurred on December 31, 2023, and that the value of the contingent cash awards is equivalent to the cash value of the merger consideration of $83.16, and also includes accrued dividends payable with respect to the contingent cash awards through the closing date of the Merger.

Name	Benefit	Termination Event
		Termination without Cause or with Good Reason Outside of a Change in Control	Termination without Cause or with Good Reason in connection with a Change in Control	Termination due to death or disability
Brian M. Sondey	Cash Severance(1)	$4,040,001	$5,050,001	$—
	Contingent Rights(2)	$20,728,429	$20,728,429	$20,728,429
	Other(3)	$51,784	$51,784	$—
	TOTAL	$24,820,214	$25,830,214	$20,728,429
Michael S. Pearl	Cash Severance(1)	$996,000	$1,348,750	$—
	Contingent Rights(2)	$1,609,556	$1,609,556	$1,609,556
	Other(3)	$51,784	$51,784	$—
	TOTAL	$2,657,340	$3,010,090	$1,609,556
John F. O'Callaghan(4)	Cash Severance(1)	$1,224,283	$1,657,883	$—
	Contingent Rights(2)	$3,377,715	$3,377,715	$3,377,715
	Other(3)	$24,294	$24,294	$—
	TOTAL	$4,626,292	$5,059,892	$3,377,715
Kevin Valentine	Cash Severance(1)	$1,068,000	$1,446,250	$—
	Contingent Rights(2)	$3,555,435	$3,555,435	$3,555,435
	Other(3)	$51,784	$51,784	$—
	TOTAL	$4,675,219	$5,053,469	$3,555,435
Carla Heiss	Cash Severance(1)	$1,152,000	$1,560,000	$—
	Contingent Rights(2)	$3,194,042	$3,194,042	$3,194,042
	Other(3)	$51,784	$51,784	$—
	TOTAL	$4,397,826	$4,805,826	$3,194,042
(1)    As described in “Executive Severance Plan” in the CD&A of this Annual Report on Form 10-K.
(2)    Amounts reflect full vesting of contingent cash awards in respect of restricted share awards outstanding prior to the Merger and include accrued dividends through the closing date of the Merger.
(3)    Reflects assumed total cost of continuing health care premiums, as provided under the Executive Severance Plan. As of December 31, 2023, the Incentive Units have not met the relevant hurdle rate for these awards; therefore, no amounts are reportable for 2023 with respect to the Incentive Units. The Incentive Units are discussed in greater detail in "Post-Merger Long-Term Incentive Awards Granted by Brookfield Infrastructure" in the CD&A.
(4)    Amounts shown in the table use a conversion rate of USD 1.266 to GBP 1.0.

Compensation Committee Interlocks and Insider Participation

During 2023, no member of the Compensation Committee served as an officer, employee or former officer of the Company, and no executive officer of the Company served as a member of the compensation committee (or other committee performing equivalent functions) or board of directors of another entity one of whose executive officers served on the Compensation Committee or as a director of the Company.

CEO Pay Ratio

Pursuant to SEC rules, we are required to calculate and disclose the ratio of the CEO’s annual total compensation (as calculated in the Summary Compensation Table) to that of the Company’s median employee.

To determine the median employee, we made a direct determination from our global employee population (other than our CEO) of approximately 248 individuals. We established a consistently applied compensation measure inclusive of base pay, overtime, annual incentives, and allowances to identify the Company’s median employee. Our employee population was evaluated as of December 31, 2023, and reflects compensation paid from January 1, 2023, through December 31, 2023. Where allowed under the applicable SEC rule, we have annualized compensation for full-time and part-time employees newly hired in 2023. Non-U.S. compensation was converted to U.S. dollars based on the applicable exchange rates as of December 31, 2023.

Based on the above, the annual total compensation for the median employee for 2023 was $128,779. Using the CEO’s total 2023 compensation of $12,210,338 as presented in the Summary Compensation Table, the resulting ratio is 95:1.

Director Compensation

Prior to the closing of the Merger, non-employee directors of the Company received compensation in accordance with our non-employee director compensation program, in addition to reimbursement of expenses incurred in connection with their attendance at meetings. For 2023, prior to the closing of the Merger, this consisted of (i) a base annual retainer fee of $75,000, (ii) an additional cash retainer of $10,000 for serving on more than one Board committee, (iii) an additional retainer of $15,000 for serving as chair of the Audit Committee or Compensation Committee, (iv) an additional retainer of $10,000 for serving as chair of the Nominating and Corporate Governance Committee, and (v) a supplemental retainer of $30,000 for serving as our lead independent director. Cash retainer fees were payable quarterly, in arrears.

In addition, to further align the interests of our non-employee directors with those of our shareholders, non-employee directors were eligible to receive a grant of immediately vested restricted shares with a value of $160,000 annually following our annual general meeting of shareholders. For 2023, given the Merger was pending as of the date of our annual general meeting, the value of the equity-based retainer was paid to our non-employee directors in the form of an immediately vested cash award.

Subsequent to the Merger, only one of our non-employee directors, Ms. Pizzuto, receives any compensation for service on our Board. Ms. Pizzuto is entitled to receive an annual cash retainer of $200,000 payable quarterly in arrears, in addition to reimbursement for reasonable business expenses. As a result of their affiliation with Brookfield Infrastructure, Messrs. Joynt, Vaughan, and Hellman do not receive (and during his tenure on the Board, Mr. Bodi did not receive) additional compensation for service on our Board other than reimbursement for reasonable expenses incurred in connection with attendance at meetings. Mr. Sondey and Mr. Romeo also do not receive additional compensation for service as directors.

2023 Non-Employee Director Compensation Table

The following table provides information on the compensation of our non-employee directors for the year ended December 31, 2023. All non-employee directors listed below, other than Ms. Pizzuto, ceased serving on the Board upon the closing of the Merger on September 28, 2023.

	Fees Earned or Paid in Cash	Cash Retainer in Lieu of Equity-Based Award	All Other Compensation(1)	Totals
Robert W. Alspaugh	$67,500	$160,000	$—	$227,500
Malcolm P. Baker	$56,250	$160,000	$—	$216,250
Annabelle Bexiga	$56,250	$160,000	$—	$216,250
Claude Germain	$75,000	$160,000	$—	$235,000
Kenneth J. Hanau	$56,250	$160,000	$—	$216,250
John S. Hextall	$63,750	$160,000	$—	$223,750
Terri Pizzuto	$82,083	$160,000	$—	$242,083
Niharika Ramdev	$56,250	$160,000	$—	$216,250
Robert L. Rosner	$93,750	$160,000	$—	$253,750
Simon R. Vernon	$56,250	$160,000	$80,000	$296,250
(1)    Includes $80,000 earned by Mr. Vernon for service as the Company’s representative on other companies’ boards of directors. See “Transactions with Related Persons” under Part III, Item 13. “Certain Relationships and Related Transactions, and Directors Independence” for more information.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The table below sets forth information as of February 8, 2024 as to the beneficial ownership of our common shares. None of our officers or directors beneficially own any of our common or preference shares.

Name of Beneficial Owner	Common Shares Beneficially Owned	Percent of Class (%)
Thanos Holdings Limited	101,158,891(1)	100
(1)     All issued and outstanding common shares of the Company are held by the Company’s direct parent, Thanos Holdings Limited, an exempted company limited by shares incorporated under the laws of Bermuda (“Thanos Holdings”). Brookfield Corporation, a corporation formed under the laws of the Province of Ontario, Canada (“Brookfield”) is the ultimate parent of Thanos Holdings. BAM Partners Trust (the “BAM Partnership”), a trust formed under the laws of the Province of Ontario, Canada, owns 85,120 class B limited voting shares of Brookfield (the "Brookfield Class B Shares") representing 100% of such shares. The trustee of the BAM Partnership is BAM Class B Partners Inc., an Ontario corporation. The Brookfield Class B Shares entitle the holders thereof to appoint one half of the board of directors of Brookfield. The principal business address of the entities listed in clauses (i) through (xiii) is 181 Bay Street, Suite 100, Brookfield Place, Toronto, Ontario M5J 2T3, Canada.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

Policies and Procedures

Triton’s codes described in “Codes of Conduct” under Part III, Item 10. “Directors, Executive Officers and Corporate Governance” and other policies discourage conflicts of interest or the appearance of conflicts of interest and provide guidance for identifying, handling and reporting conflicts of interest. Additionally, the Board has adopted a written policy regarding related person transactions. These are defined, subject to certain exceptions, as any transaction or series of transactions (i) in which the Company or a subsidiary was or is a participant, (ii) where the amount involved exceeds or is expected to exceed $120,000 in any fiscal year and (iii) in which the related person (i.e., a director, director nominee, executive officer, greater than five percent beneficial owner of the Company’s common shares) or any immediate family member has or will have a direct or indirect material interest.

Pursuant to its charter and the related person transactions policy, the Audit Committee reviews and approves or ratifies related person transactions. Triton has multiple processes for reporting conflicts of interests, including related person transactions. In connection with their initial nomination or appointment and annually thereafter, our directors and executive officers complete questionnaires designed to elicit information about potential related person transactions and/or conflicts of interest. In addition, the directors and executive officers are expected to promptly advise our General Counsel if there are any changes to the information they previously provided. Transactions deemed reasonably likely to be related person transactions are reviewed by the Audit Committee at its next meeting, unless action is required sooner. In such a case, the transaction would be submitted to the Audit Committee Chair for approval in advance of the next scheduled Audit Committee meeting. In reviewing related person transactions, the following factors will generally be considered:

•the nature of the related person’s interest in the transaction;
•the purpose and material terms of the transaction, including the amount and type of transaction;
•the importance of the transaction to the related person and to Triton;
•whether the transaction is in the ordinary course of Triton’s business and whether it was initiated by Triton or the related person;
•whether the transaction is on terms no less favorable to Triton than terms that could have been reached with an unrelated third party;
•whether the transaction would impair the judgment of a director or executive officer to act in the best interest of Triton; and
•any other matters deemed appropriate with respect to the particular transaction.

Transactions with Related Persons

Simon Vernon served as the President of the Company until his retirement in 2018 and as a director on our Board until his resignation in September 2023 in connection with the closing of the Merger. Following his retirement as President, Mr. Vernon has served as the Company’s representative on the Board of Directors of the Through Transport (TT) Club, a mutual insurance company, and is paid $20,000 for each meeting of the Board of Directors of the TT Club that he attends. In 2023, he earned $40,000 for the meetings that he attended. Additionally, Mr. Vernon is the Company’s representative on the Board of Directors of Tristar Container Services (Asia) Private Limited and is paid $40,000 a year, plus an additional $10,000 for meetings held in

India. In 2023, he earned $40,000 in connection with his service. He is also reimbursed for reasonable expenses that he incurs in providing the above services.

Certain portfolio companies and other affiliates of Brookfield Infrastructure have from time to time entered into, and may continue to enter into, arrangements with the Company regarding the lease or purchase of our equipment in the ordinary course of their business, which may result in revenues to the Company in excess of $120,000 annually. In addition, the Company has entered into, and may continue to enter into, arrangements with certain portfolio companies or other affiliates of Brookfield Infrastructure regarding use of their products and services in the ordinary course of business, which may result in revenues to those parties in excess of $120,000 annually.

Director Independence

At the closing of the Merger, the Company delisted its common shares from the NYSE. As a result, the Company only has preference shares listed on the NYSE and therefore qualifies for and relies on exemptions from certain NYSE corporate governance requirements, including the requirement that a majority of its Board be comprised of independent directors. If the Company were subject to the NYSE independence requirements with respect to its Board, we believe that only Ms. Pizzuto could be determined to meet the NYSE independence standards for members of the board of directors. We believe that none of our other directors would be determined to meet the NYSE independence standards for members of the board of directors because of the relationships of Messrs. Joynt, Hellmann and Vaughan with Brookfield Infrastructure and because of Mr. Sondey’s and Mr. Romeo’s employment with the Company.

Following the Merger and the removal of our common shares from listing on the NYSE, the Company is also no longer subject to the NYSE independence rules requiring that it maintain a compensation committee composed entirely of directors satisfying the independence requirements for members of the compensation committee. If the Company were subject to the NYSE independence requirements with respect to its Compensation Committee, we believe that neither Mr. Joynt nor Mr. Vaughan, who constitute the Compensation Committee, would be determined to meet the NYSE independence standards for compensation committee members.

Under the NYSE's audit committee independence requirement for issuers of preferred or debt securities, Ms. Pizzuto, who constitutes the Audit Committee, is considered independent in accordance with the SEC and NYSE independence standards for audit committee members.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is Deloitte & Touche LLP ("Deloitte"), New York, NY, Auditor Firm ID: 34.

KPMG LLP (“KPMG”) served as the independent registered public accounting firm for the Company for the period from July 12, 2016 (inception) through the year ended December 31, 2022, and the subsequent interim period until September 28, 2023. On September 28, 2023, our Audit Committee approved the change in the Company’s independent registered public accounting firm, effective September 28, 2023, to Deloitte.

The following table represents the aggregate fees from our current principal accountant, Deloitte, for the year ended December 31, 2023 and our former principal accountant, KPMG, for the years ended December 31, 2022 and 2023:

	Deloitte	KPMG
Type of Fees	2023	2023	2022
Audit Fees	$1,554,000	$845,234	$2,097,876
Audit-Related Fees	245,000	31,500	—
Tax Fees	—	618,908	657,651
All Other Fees	76,000	—	96,000
Total Fees	$1,875,000	$1,495,642	$2,851,527

In accordance with the SEC’s definitions and rules, “audit fees” are fees for professional services in connection with the audit of Triton’s consolidated financial statements included in its Annual Report on Form 10-K, and for services that are normally provided in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for services reasonably related to the performance of the audit, other than “audit fees”; “tax fees” are fees for tax compliance and tax advice; and “all other fees” are fees for any services not included in the first three categories, which were principally comprised of agreed upon procedures related to various debt issuances and ongoing debt compliance.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Accountant

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the Company’s independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Deloitte and management are required to periodically report to the Audit Committee regarding the extent of services provided by Deloitte in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. All of the services relating to the fees set forth on the above table were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements
(b) Financial Statement Schedules
Financial statement schedules are omitted because the information required to be set forth therein is not applicable or is shown in the accompanying consolidated financial statements or notes described in Item 15(a) above.
(c) Exhibits
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
4.7*
Indenture (Conformed), dated as of September 21, 2020, between Triton Container Finance VIII LLC and Wilmington Trust, National Association, as indenture trustee, as amended by Amendment No. 1 to Indenture, dated as of December 20, 2021, and the First Omnibus Amendment, dated as of November 1, 2023

4.8*†
Series 2020-1 Supplement (Conformed), dated as of September 21, 2020, between Triton Container Finance VIII LLC and Wilmington Trust, National Association, as indenture trustee, as amended by Amendment No. 1 to Series 2020-1 Supplement to Indenture, dated as of December 20, 2021, and Amendment No. 2 to Series 2020-1 Supplement to Indenture, dated as of November 1, 2023

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

10.1†	Eleventh Restated and Amended Credit Agreement (Conformed), dated as of October 14, 2021, by and among Triton Container International Limited and TAL International Container Corporation, as borrowers, Triton International Limited, as guarantor, various lenders from time to time party thereto, and Bank of America, N.A., as administrative agent and letter of credit issuer, as amended by First Amendment to Eleventh Restated and Amended Credit Agreement, dated as of October 26, 2022, as amended by Consent and Second Amendment to Eleventh Restated and Amended Credit Agreement, dated as of April 28, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed November 9, 2023)

10.2†	Amended and Restated Term Loan Agreement (Conformed), dated as of October 14, 2021, by and among Triton Container International Limited and TAL International Container Corporation, as borrowers, Triton International Limited, as guarantor, various lenders from time to time party thereto, and PNC Bank, National Association, as a lender and administrative agent, as amended by First Amendment to Amended and Restated Term Loan Agreement, dated as of October 26, 2022, as amended by Consent and Second Amendment to Amended and Restated Term Loan Agreement, dated as of April 28, 2023, as amended by Third Amendment to Amended and Restated Term Loan Agreement, dated as of September 1, 2023 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed November 9, 2023)

10.3†*	Loan and Security Agreement (Conformed), dated as of December 13, 2018, among TIF Funding LLC, as borrower, certain other wholly-owned subsidiaries of Triton International Limited, Wells Fargo Bank, National Association, as administrative agent, certain lenders party thereto and Wilmington Trust, National Association, as collateral agent and securities intermediary, as amended by Amendment Number 1 to Loan and Security Agreement, dated as of February 8, 2019, Amendment Number 2 to Loan and Security Agreement, dated as of November 4, 2019, Omnibus Amendment No. 1, dated as of November 13, 2020, Amendment Number 4 to Loan and Security Agreement, dated as of December 20, 2021, Omnibus Amendment No. 2 to Loan and Security Agreement, dated as of April 27, 2022, and Amendment Number 5 to Loan and Security Agreement, dated as of January 22, 2024

10.4+	Triton International Limited Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 14, 2022)

10.5*	Form of Indemnification Agreement for Directors and Certain Officers

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed February 14, 2023)

22.1	List of Subsidiary Guarantors and Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22.1 to the Company's Current Report on Form 8-K filed January 19, 2022)

24.1*	Powers of Attorney (included on the signature page to this Annual Report on Form 10-K)

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

97.1*	Triton International Limited Clawback Policy: Recovery of Erroneously Awarded Incentive-Based Compensation

101.INS	Inline XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Instance Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Inline XBRL Data (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: February 29, 2024	TRITON INTERNATIONAL LIMITED
	By:	/s/ BRIAN M. SONDEY
Brian M. Sondey Director and Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated, on the 29th day of February, 2024.

Signature	Title(s)

/s/ BRIAN M. SONDEY	Director and Chief Executive Officer
Brian M. Sondey

/s/ MICHAEL S. PEARL	Senior Vice President and Chief Financial Officer
Michael S. Pearl

/s/ MICHELLE GALLAGHER	Senior Vice President and Chief Accounting Officer
Michelle Gallagher

/s/ DAVID JOYNT	Chairman of the Board
David Joynt

/s/ JOHN C. HELLMANN	Director
John C. Hellmann

/s/ TERRI A. PIZZUTO	Director
Terri A. Pizzuto

/s/ RODERICK ROMEO	Director
Roderick Romeo

/s/ BENJAMIN VAUGHAN	Director
Benjamin Vaughan

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Triton International Limited

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Triton International Limited and subsidiaries (the "Company") as of December 31, 2023, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for the year then ended, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report Regarding the Effectiveness of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimated Residual Values of Leasing Equipment – Refer to Note 2 to the financial statements

Critical Audit Matter Description

Leasing equipment is recorded at cost and depreciated to an estimated residual value on a straight-line basis over its estimated useful lives. The estimated residual value represents the amount the Company estimates that it will recover upon the sale or other disposition of the leasing equipment at the end of their useful lives. The estimates of residual value are based on a number of factors including historical sales experience for each major equipment type. The Company reviews the estimated residual values on a regular basis to determine whether a change in their estimates of residual values is warranted.

We identified the estimated residual values of leasing equipment as a critical audit matter because of the significant estimates and assumptions management makes in evaluating whether current estimated residual values are reasonable. This required a high degree of auditor judgment when performing audit procedures to evaluate the reasonableness of management’s estimated residual values of leasing equipment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of estimated residual values of leasing equipment included the following, among others:
•We tested the effectiveness of controls relating to the Company's evaluation of estimated residual values of the leasing equipment, including controls over the key information, such as historical sales data used to estimate residual values of leasing equipment.
•We tested a sample of the historical selling prices of used containers for accuracy and completeness by examining sales invoices and cash receipts.
•We tested the mathematical accuracy of the Company's calculations supporting the residual values and compared the average historical selling prices per container type in the calculation to current estimated residual values.
•We compared the average selling prices for used containers to published industry reports.

/s/ Deloitte & Touche LLP

New York, New York
February 29, 2024

We have served as the Company's auditor since 2023.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Triton International Limited:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Triton International Limited and subsidiaries (the Company) as of December 31, 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2014 to 2023.

New York, New York
February 14, 2023

TRITON INTERNATIONAL LIMITED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2023	December 31, 2022
ASSETS:
Leasing equipment, net of accumulated depreciation of $4,482,185 and $4,289,259	$8,768,917	$9,530,396
Net investment in finance leases	1,507,292	1,639,831
Equipment held for sale	185,502	138,506
Revenue earning assets	10,461,711	11,308,733
Cash and cash equivalents	57,776	83,227
Restricted cash	91,450	103,082
Accounts receivable, net of allowances of $738 and $2,075	243,443	226,554
Goodwill	236,665	236,665
Lease intangibles, net of accumulated amortization of $296,494 and $291,837	1,963	6,620
Other assets	44,254	28,383
Fair value of derivative instruments	95,606	115,994
Total assets	$11,232,868	$12,109,258
LIABILITIES AND SHAREHOLDERS' EQUITY:
Equipment purchases payable	$31,597	$11,817
Fair value of derivative instruments	1,827	2,117
Deferred revenue	259,023	333,260
Accounts payable and other accrued expenses	116,888	71,253
Net deferred income tax liability	415,901	411,628
Debt, net of unamortized costs of $43,924 and $55,863	7,470,634	8,074,820
Total liabilities	8,295,870	8,904,895
Shareholders' equity:
Preferred shares, $0.01 par value, at liquidation preference	730,000	730,000
Common shares, $0.01 par value, 270,000,000 shares authorized, 101,158,891 and 81,383,024 shares issued, respectively	1,012	814
Undesignated shares, $0.01 par value, 800,000 shares authorized, no shares issued and outstanding	—	—
Treasury shares, at cost, 0 and 24,494,785 shares, respectively	—	(1,077,559)
Additional paid-in capital (deficit)	(308,114)	909,911
Accumulated earnings	2,428,531	2,531,928
Accumulated other comprehensive income (loss)	85,569	109,269
Total shareholders' equity	2,936,998	3,204,363
Total liabilities and shareholders' equity	$11,232,868	$12,109,258

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Leasing revenues:
Operating leases	$1,438,504	$1,564,486	$1,480,495
Finance leases	105,288	115,200	53,385
Total leasing revenues	1,543,792	1,679,686	1,533,880

Equipment trading revenues	95,998	147,874	142,969
Equipment trading expenses	(88,099)	(131,870)	(108,870)
Trading margin	7,899	16,004	34,099

Net gain on sale of leasing equipment	58,615	115,665	107,060

Operating expenses:
Depreciation and amortization	575,551	634,837	626,240
Direct operating expenses	101,552	42,381	26,860
Administrative expenses	88,839	93,011	89,319
Transaction and other costs	79,000	—	—
Provision (reversal) for doubtful accounts	(3,369)	(3,102)	(2,475)
Total operating expenses	841,573	767,127	739,944
Operating income (loss)	768,733	1,044,228	935,095
Other (income) expenses:
Interest and debt expense	240,838	226,091	222,024
Unrealized (gain) loss on derivative instruments, net	(15)	(343)	—
Debt termination expense	—	1,933	133,853
Other (income) expense, net	(643)	(1,182)	(1,379)
Total other (income) expenses	240,180	226,499	354,498
Income (loss) before income taxes	528,553	817,729	580,597
Income tax expense (benefit)	54,464	70,807	50,357
Net income (loss)	$474,089	$746,922	$530,240
Less: dividend on preferred shares	52,112	52,112	45,740
Net income (loss) attributable to common shareholder	$421,977	$694,810	$484,500

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Net income (loss)	$474,089	$746,922	$530,240
Other comprehensive income (loss), net of tax:
Change in derivative instruments designated as cash flow hedges	19,048	157,647	55,599
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges	(42,797)	1,168	28,722
Foreign currency translation adjustment	49	(727)	(105)
Other comprehensive income (loss), net of tax	(23,700)	158,088	84,216
Comprehensive income	$450,389	$905,010	$614,456
Less:
Dividend on preferred shares	52,112	52,112	45,740
Comprehensive income attributable to common shareholder	$398,277	$852,898	$568,716

Tax (benefit) provision on change in derivative instruments designated as cash flow hedges	$1,100	$10,509	$3,586
Tax (benefit) provision on reclassification of (gain) loss on derivative instruments designated as cash flow hedges	$(4,851)	$(908)	$1,916

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share amounts)

	Preferred Shares		Common Shares		Treasury Shares		Add'l Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	22,200,000	$555,000	81,151,723	$812	13,901,326	$(436,822)	$905,323	$1,674,670	$(133,035)	$2,565,948
Issuance of preferred shares, net of offering expenses	7,000,000	175,000	—	—	—	—	(6,177)	—	—	168,823
Share-based compensation	—	—	231,383	2	—	—	9,363	—	—	9,365
Treasury shares acquired	—	—	—	—	1,528,173	(85,538)	—	—	—	(85,538)
Share repurchase to settle shareholder tax obligations	—	—	(87,740)	(1)	—	—	(4,285)	—	—	(4,286)
Net income (loss)	—	—	—	—	—	—	—	530,240	—	530,240
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	84,216	84,216
Common shares dividend declared ($2.36 per share)	—	—	—	—	—	—	—	(158,735)	—	(158,735)
Preferred shares dividend declared	—	—	—	—	—	—	—	(45,321)	—	(45,321)
Balance as of December 31, 2021	29,200,000	$730,000	81,295,366	$813	15,429,499	$(522,360)	$904,224	$2,000,854	$(48,819)	$3,064,712
Share-based compensation	—	—	198,367	2	—	—	12,510	—	—	12,512
Treasury shares acquired	—	—	—	—	9,065,286	(555,199)	—	—	—	(555,199)
Share repurchase to settle shareholder tax obligations	—	—	(110,709)	(1)	—	—	(6,823)	—	—	(6,824)
Net income (loss)	—	—	—	—	—	—	—	746,922	—	746,922
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	158,088	158,088
Common shares dividend declared ($2.65 per share)	—	—	—	—	—	—	—	(163,736)	—	(163,736)
Preferred shares dividend declared	—	—	—	—	—	—	—	(52,112)	—	(52,112)
Balance as of December 31, 2022	29,200,000	$730,000	81,383,024	$814	24,494,785	$(1,077,559)	$909,911	$2,531,928	$109,269	$3,204,363
Share-based compensation expense	—	—	138,727	1	—	—	7,304	—	—	7,305
Treasury shares acquired	—	—	—	—	1,884,616	(125,661)	—	—	—	(125,661)
Share repurchase to settle shareholder tax obligations	—	—	(81,190)	(1)	—	—	(5,802)	—	—	(5,803)
Net income (loss)	—	—	—	—	—	—	—	474,089	—	474,089
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(23,700)	(23,700)
Reclassification of share-based awards to a liability	—	—	—	—	—	—	(16,109)	—	—	(16,109)
Return of capital to Parent	—	—	—	—	—	—	—	(408,190)	—	(408,190)
Common shares dividend declared ($2.10 per share)	—	—	—	—	—	—	—	(117,184)	—	(117,184)
Preferred shares dividend declared	—	—	—	—	—	—	—	(52,112)	—	(52,112)
Cancellation of Common Stock	—	—	(81,440,561)	(814)	—	—	814	—	—	—
Cancellation of Treasury Stock	—	—	—	—	(26,379,401)	1,203,220	(1,203,220)	—	—	—
Issuance of Common stock to Parent	—	—	101,158,891	1,012	—	—	(1,012)	—	—	—
Balance as of December 31, 2023	29,200,000	$730,000	101,158,891	$1,012	—	$—	$(308,114)	$2,428,531	$85,569	$2,936,998

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash flows from operating activities:
Net income (loss)	$474,089	$746,922	$530,240
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	575,551	634,837	626,240
Amortization of deferred debt cost and other debt related amortization	8,572	11,112	11,603
Lease related amortization	4,979	11,285	17,654
Share-based compensation expense	7,305	12,512	9,365
Net (gain) loss on sale of leasing equipment	(58,615)	(115,665)	(107,060)
Unrealized (gain) loss on derivative instruments	(15)	(343)	—
Debt termination expense	—	1,933	133,853
Deferred income taxes	8,024	26,018	43,077
Changes in operating assets and liabilities:
Accounts receivable, net	(19,459)	44,119	(50,336)
Deferred revenue	(74,237)	287,328	83,600
Change in share-based awards liability	18,765	—	—
Accounts payable and other accrued expenses	6,291	4,620	(6,860)
Equipment sold (purchased) for resale activity	26,428	(93)	7,606
Cash received (paid) for settlement of interest rate swaps	—	19,026	5,497
Cash collections on finance lease receivables, net of income earned	172,717	180,075	74,117
Other assets	(187)	21,182	26,568
Net cash provided by (used in) operating activities	1,150,208	1,884,868	1,405,164
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(208,242)	(943,062)	(3,434,394)
Proceeds from sale of equipment, net of selling costs	352,549	296,737	217,078
Other	(16)	(638)	(70)
Net cash provided by (used in) investing activities	144,291	(646,963)	(3,217,386)
Cash flows from financing activities:
Issuance of preferred shares, net of underwriting discount	—	—	169,488
Purchases of treasury shares	(129,776)	(554,095)	(82,528)
Debt issuance costs	(3,008)	(10,162)	(42,631)
Borrowings under debt facilities	1,610,000	1,952,600	8,690,006
Payments under debt facilities and finance lease obligations	(2,227,139)	(2,449,367)	(6,635,987)
Dividends paid on preferred shares	(52,112)	(52,112)	(45,321)
Dividends paid on common shares	(115,554)	(162,174)	(157,312)
Return of capital to Parent	(408,190)	—	—
Other	(5,803)	(6,824)	(4,951)
Net cash provided by (used in) financing activities	(1,331,582)	(1,282,134)	1,890,764
Net increase (decrease) in cash, cash equivalents and restricted cash	$(37,083)	$(44,229)	$78,542
Cash, cash equivalents and restricted cash, beginning of period	186,309	230,538	151,996
Cash, cash equivalents and restricted cash, end of period	$149,226	$186,309	$230,538
Supplemental disclosures:
Interest paid	$234,945	$208,714	$211,412
Income taxes paid (refunded)	$46,407	$47,010	$7,933
Non-cash operating activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$9,564	$907	$2,517
Non-cash investing activities:
Equipment purchases payable	$31,597	$11,817	$429,568
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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities in the financial statements. Such estimates include, but are not limited to, the Company's estimates in connection with leasing equipment, including residual values and depreciable lives, values of assets held for sale and other long lived assets, provision for income tax, allowance for doubtful accounts, goodwill and intangible assets. Actual results could differ from those estimates.

Segment Reporting

The Company conducts its business activities in one industry, intermodal transportation equipment, and has two reporting segments, Equipment leasing and Equipment trading. The Company also segregates total equipment leasing revenues and total equipment trading revenues by geographic location based upon the primary domicile of the Company's customers.

Concentration of Credit Risk

The Company's equipment leases and trade receivables subject it to potential credit risk. The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis. As a percent of its lease billings, the Company's three largest customers accounted for 20%, 17% and 12% during 2023, 20%, 17% and 11% during 2022 and 21%, 16% and 10% during 2021. Similarly, as a percent of its accounts receivable, the Company's three largest customers accounted for 19%, 14% and 10% as of December 31, 2023, and 11% for each customer as of December 31, 2022.

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

For information on the fair value of equipment held for sale, debt, and the fair value of derivative instruments, please refer to Note 4 - "Equipment Held for Sale", Note 7 - "Debt" and Note 8 - "Derivative Instruments", respectively.

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

Allowance for Doubtful Accounts

The Company's allowance for doubtful accounts is estimated based upon a review of the collectability of its receivables. This review is based on the risk profile of the receivables, credit quality indicators such as the level of past-due amounts and economic conditions. Generally, the Company does not require collateral on accounts receivable balances. An account is considered past due when a payment has not been received in accordance with the contractual terms. Changes in economic conditions or other events may necessitate additions or deductions to the allowance for doubtful accounts. The allowance for doubtful accounts is intended to provide for losses in the receivables, and requires the application of estimates and judgments as to the outcome of collection efforts, among other things. The Company believes its allowance for doubtful accounts is adequate to provide for credit losses expected in its existing receivables.

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

Leasing equipment is recorded at cost and depreciated to a residual amount for each equipment type on a straight-line basis over its estimated useful life. Capitalized costs for new equipment include the manufactured cost of the equipment, inspection, delivery, and associated costs incurred in moving the equipment from the manufacturer to the initial on-hire location. Repair and maintenance costs that do not extend the lives of the leasing equipment are charged to direct operating expenses at the time the costs are incurred.

The estimated useful lives and residual values of the Company's leasing equipment are based on the Company's expectations of how long it will lease the equipment and used container sales prices at the time it expects to sell the equipment. The Company evaluates estimates used in its depreciation policies on a regular basis to determine whether changes, such as industry events, technological advances or changes in standardization for containers have taken place that would suggest that a change in its depreciation estimates for useful lives or residual values is warranted. The Company's evaluation utilizes over fifteen years of historical sales experience for each major equipment type which takes into consideration varying business cycles including unusually high and low markets. Any changes to depreciation estimates are applied prospectively. Due to the size of the depreciable fleet a change in residual values could result in either large increases or decreases to annual depreciation expense depending on the direction of the change in residual values. For 2023, the Company completed its annual review of depreciable lives and residual values during the fourth quarter and concluded no change was necessary.
The estimated useful life for each major equipment type for the years ended December 31, 2023 and 2022 was 13 years for Dry containers; 12 years for Refrigerated containers; 16 years for Special containers; and 20 years for Tank containers and Chassis.

The net book value of the Company's leasing equipment by major equipment type as of the dates indicated was (in thousands):

	December 31, 2023	December 31, 2022
Dry container	$6,926,220	$7,550,616
Refrigerated container	1,182,683	1,364,012
Special container	316,062	287,106
Tank container	122,241	112,166
Chassis	221,711	216,496
Total	$8,768,917	$9,530,396

Included in the amounts above are units not on lease at December 31, 2023 and 2022 with a total net book value of $727.6 million and $525.4 million respectively.

Depreciation on leasing equipment commences on the date of initial on-hire.

For equipment purchased for resale that may be leased for a period of time, the Company adjusts its estimates for remaining useful life and residual values based on our expectations for how long the equipment will remain on-hire to the current lessee and the expected sales market for older containers when these units are redelivered.

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

When testing for impairment, leasing equipment is generally grouped by equipment type, and is tested separately from other groups of assets and liabilities. Some of the significant estimates and assumptions used to determine future undiscounted cash flows and the measurement for impairment are the remaining useful life, expected utilization, expected future lease rates and expected disposal prices of the equipment. The Company considers the assumptions on expected utilization and the remaining useful life to have the greatest impact on the estimate of future undiscounted cash flows. These estimates are principally based on the Company's historical experience and management's judgment of market conditions at the time the calculations are prepared.

The Company has not recorded any impairment charges related to leasing equipment for the years ended December 31, 2023, 2022 and 2021.

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

Equipment purchased for the Company's equipment trading segment is also included in Equipment held for sale. Gains and losses resulting from the sale of this equipment is recorded in Trading margin, and cash flows associated with the purchase and sale of this equipment are classified as cash flows from operating activities.

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

Property, Furniture and Equipment

Costs of major additions of property, furniture, equipment and improvements are capitalized and are included in Other assets on the Consolidated Balance Sheets. The original cost is depreciated on a straight-line basis over the estimated useful lives of such property, furniture and equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the leased assets. Other fixed assets, which consist primarily of computer

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
software and hardware, are recorded at cost and amortized on a straight-line basis over their respective estimated useful lives, which range from three to five years. Expenditures for maintenance and repairs are expensed as they are incurred.

Goodwill

Goodwill is tested for impairment at least annually on October 31 of each fiscal year or more frequently if events occur or circumstances exist that indicate that the fair value of a reporting unit may be below its carrying value. Goodwill has been allocated to the Company's reporting units, which are the same as its reporting segments.

In evaluating goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether further impairment testing is necessary. Among the relevant events and circumstances that affect the fair value of reporting units, the Company considers individual factors such as macroeconomic conditions, changes in its industry and the markets in which the Company operates, as well as its reporting units' historical and expected future financial performance. If, after assessing the totality of events and circumstances, the Company determines it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then a quantitative goodwill impairment test is performed. The quantitative goodwill impairment test compares the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit is less than its fair value, no impairment exists. If the carrying value of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

The Company elected to perform the qualitative assessment for its evaluation of goodwill impairment during the year ended December 31, 2023 and concluded there was no impairment. The Company has not recorded any impairment charges related to goodwill for the years ended December 31, 2023, 2022, and 2021.

Intangible Assets

Intangible assets with finite useful lives such as acquired lease intangibles are initially recorded at fair value and are amortized over their respective estimated useful lives and subsequently reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company has not recorded any impairment charges related to intangible assets for the years ended December 31, 2023, 2022, and 2021.

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

Operating Leases with Customers

The Company enters into long-term leases and service leases, principally as lessor in operating leases for intermodal equipment. Long-term leases provide customers with specified equipment for a specified term. The Company's leasing revenues are based upon the number of equipment units leased, the applicable per diem rate and the length of the lease. Long-term leases typically have initial contractual terms ranging from five to eight or more years. Revenues are recognized on a straight-line basis over the life of the respective lease. Revenue from advance billings are deferred and recognized in the period earned. Service leases do not specify the exact number of equipment units to be leased or the term that each unit will remain on-hire, but allow the lessee to pick-up and drop-off units at various locations specified in the lease agreement. Under a service lease, rental revenue is based on the number of equipment units on-hire for a given period. Revenue from customers considered to be non-performing is deferred and recognized when the amounts are received.

The Company recognizes billings to customers for damages and certain other operating costs as leasing revenue when earned based on the terms of the contractual agreements with the customer.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Finance Leases with Customers

The Company enters into finance leases as lessor for some of the equipment in its fleet. At the inception of the lease, the Company records the total future minimum lease payments plus the estimated residual value, net of executory costs, if any. Cash deposits reduce the gross finance lease receivable and are recorded on the statement of cash flows as deferred revenue within operating activities. The net investment in finance leases represents the receivables due from lessees, net of unearned income and amounts previously billed. As amounts are billed to a customer they are reclassified from gross finance lease receivable to accounts receivable. Unearned income, which also includes any initial direct costs, is recognized on a constant yield basis over the lease term and is recorded as leasing revenue. The Company's finance leases are usually long-term in nature and typically include an option to purchase the equipment at the end of the lease term for a nominal price that the Company deems reasonably certain to be exercised.

Equipment Trading Revenues and Expenses

Equipment trading revenues represent the proceeds from the sale of equipment purchased for resale and are recognized when units are sold. Equipment trading expenses represent the cost of equipment sold including selling costs that are recognized as incurred.

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

Debt Costs

Debt costs represent the fees incurred in connection with debt obligation arrangements. These costs are capitalized and amortized based on the effective interest method or on a straight-line basis over the term of the related obligation, depending on the type of debt obligation to which they relate. Unamortized debt costs may be written off when the related debt obligations are refinanced or extinguished prior to maturity.

Derivative Instruments

The Company primarily uses derivatives in the management of its interest rate exposure on its long-term borrowings. The Company records derivative instruments on its balance sheet at fair value and establishes criteria for both the designation and effectiveness of hedging activities.

The Company has entered into interest rate swap agreements with certain financial institutions. The interest rate swap agreements require the Company to make payments to counterparties at fixed rates in return for receipts based upon variable rates indexed to the Secured Overnight Financing Rate ("SOFR").

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

Foreign Currency Translation and Re-measurement

The Company uses the U.S. dollar as its functional currency. The Company's U.K. subsidiary operations and net assets are denominated in British pounds and are subject to foreign currency translation. The balance sheet accounts of this subsidiary are converted at rates of exchange in effect as of the balance sheet date and the statements of operations accounts are converted at the annual weighted average exchange rate. The effects of changes in exchange rates in translating foreign subsidiaries' financial statements are included in shareholders' equity as accumulated other comprehensive (loss) income.

The Company also has certain cash accounts, certain finance lease receivables and certain obligations that are denominated in currencies other than the Company's functional currency. These assets and liabilities are generally denominated in euros or British pounds, and are re-measured at each balance sheet date at the exchange rates in effect as of those dates. The impact of changes in exchange rates on the re-measurement of assets and liabilities are included in Administrative expenses on the Consolidated Statements of Operations. The Company recorded a gain of $0.4 million, a loss of $2.0 million and a loss of $1.0 million in net foreign currency exchange gains or losses for the years ended December 31, 2023, 2022 and 2021, respectively.

Recently Issued Accounting Standards

Segment Reporting

Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, was issued in November 2023, which requires enhancements to the disclosure requirements for operating segments, primarily disclosures about significant segment expenses, in the Company’s annual and interim consolidated financial statements. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis with early adoption permitted. The Company is currently evaluating the impact, if any, that the adoption of this standard will have on its financial disclosures.

Income Taxes

ASU No. 2023-09, Improvements to Income Tax Disclosures was issued in December 2023, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). The new guidance also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual reporting periods beginning after December 15, 2024. The Company is currently evaluating the impact, if any, that the adoption of this standard will have on financial disclosures.

Note 3 —Merger

Brookfield Infrastructure Transaction

On September 28, 2023, the Company completed the transactions contemplated by the Agreement and Plan of Merger, dated as of April 11, 2023 (the “Merger Agreement”), by and among the Company, Brookfield Infrastructure Corporation (“BIPC”), Thanos Holdings Limited (“Parent”) and Thanos MergerSub Limited, a subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub merged with and into Triton (the “Merger”), with Triton surviving the Merger as a subsidiary of Parent.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

In connection with the closing of the Merger, Triton’s common shares were delisted from the NYSE on September 28, 2023. The last trading day for the common shares on the NYSE was September 27, 2023. On October 10, 2023, Triton filed a certification on Form 15 with the Securities and Exchange Commission ("SEC") requesting the deregistration of its common shares under the Securities Exchange Act of 1934, as amended, ("the Exchange Act."). As of December 31, 2023, there were 101,158,891 common shares outstanding, all of which were held by an affiliate of Brookfield Infrastructure; therefore, earnings per share data is not presented.

Triton’s Series A-E cumulative redeemable perpetual preference shares remained outstanding as an obligation of the Company and continued to be listed on the NYSE following the closing of the Merger.

Parent has accounted for the Merger under the acquisition method of accounting with the Company deemed to be the acquiree for accounting purposes. The Company and Parent have elected not to push down purchase accounting adjustments to reflect the assets and liabilities acquired at fair value, and therefore amounts reflected in the financial statements have not been adjusted.

Triton incurred transaction and other costs related to the Merger which are included in Transaction and other costs in the Company’s Consolidated Statements of Operations.

Transaction and other costs were comprised of the following (in thousands):

Year Ended December 31,
2023
Employee compensation costs	$26,956
Advisory fees	41,673
Legal and professional expenses	9,039
Other	1,332
Total	$79,000

There were no transaction related costs in the prior year.

Employee compensation costs include $24.2 million in costs related to share-based compensation for unvested shares granted in 2021, 2022, and 2023 pursuant to the 2016 Equity Incentive Plan which awards were modified as a result of the Merger. See Note 10 - "Share-based Compensation" for more detailed information regarding the modification. Employee compensation costs also include $2.2 million related to employee incentive and retention compensation related to the Merger. As of December 31, 2023, employee compensation costs of $43.8 million, which includes accrued dividends on the unvested restricted shares prior to the closing of the Merger has been accrued and included in Accounts payable and other accrued expenses and is expected to be paid within the next year.

Advisory fees include costs paid for financial advisory services directly related to the closing of the Merger.

Legal and professional expenses include costs related to legal and accounting fees incurred in connection with the Merger.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 —Equipment Held for Sale

The Company's equipment held for sale is recorded at the lower of fair value less cost to sell, or carrying value at the time identified for sale. Fair value is measured using Level 2 inputs and is based predominantly on recent sales prices. An impairment charge is recorded when the carrying value of the asset exceeds its fair value less cost to sell. The following table summarizes the Company's components of Net gain on sale of leasing equipment on the Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2023	2022	2021
Impairment (loss) reversal on equipment held for sale	$(7,144)	$(887)	$16
Gain (loss) on sale of equipment, net of selling costs	65,759	116,552	107,044
Net gain on sale of leasing equipment	$58,615	$115,665	$107,060

Note 5—Intangible Assets

Intangible assets consist of lease intangibles for leases acquired with lease rates above market in a business combination. As of December 31, 2023, the remaining $2.0 million of intangible assets will be fully amortized in 2024.

Amortization expense related to intangible assets was $4.7 million, $10.5 million, and $16.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Note 6—Restricted Cash

The components of restricted cash were as follows for the periods ended (in thousands):

	December 31, 2023	December 31, 2022
Collection accounts	$29,447	$37,432
Trust accounts	18,932	16,316
Other restricted cash accounts	43,071	49,334
Total restricted cash	$91,450	$103,082

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

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 7—Debt

The table below summarizes the Company's key terms and carrying value of debt as of the periods indicated:

	December 31, 2023				December 31, 2022
	Outstanding Borrowings (in thousands)	Contractual Weighted Avg Interest Rate	Maturity Range		Outstanding Borrowings (in thousands)
			From	To
Secured Debt Financings
Asset-backed securitization term instruments	$2,579,832	2.04%	February 2028	February 2031	$2,890,467
Asset-backed securitization warehouse	240,000	6.96%	April 2029	April 2029	320,000
Total secured debt financings	2,819,832				3,210,467
Unsecured Debt Financings
Senior notes	2,300,000	2.45%	June 2024	March 2032	2,900,000
Term loan facility	1,468,496	6.71%	May 2026	May 2026	1,080,000
Revolving credit facility	930,000	6.71%	October 2027	October 2027	945,000
Total unsecured debt financings	4,698,496				4,925,000
Total debt financings	7,518,328				8,135,467
Unamortized debt costs	(43,924)				(55,863)
Unamortized debt premiums & discounts	(3,770)				(4,784)
Debt, net of unamortized costs	$7,470,634				$8,074,820

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

The Company's ABS warehouse facility has a borrowing capacity of $1,125.0 million that is available on a revolving basis to April 27, 2025, paying interest at term SOFR plus 1.60%. After the revolving period, borrowings will convert to term notes with a maturity date of April 27, 2029, paying interest at SOFR plus 2.60%.

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

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Senior Notes

The Company’s senior notes are unsecured and have initial maturities ranging from 3 to 10 years and interest payments due semi-annually. The senior notes are prepayable (in whole or in part) at the Company's option at any time prior to the maturity date, subject to certain provisions in the senior note agreements, including the payment of a make-whole premium in respect to such prepayment.

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

The Company hedges the risks associated with fluctuations in interest rates on a portion of its floating-rate debt by entering into interest rate swap agreements that convert a portion of its floating-rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The following table summarizes the Company's outstanding fixed-rate and floating-rate debt as of December 31, 2023:

	Balance Outstanding (in thousands)	Contractual Weighted Avg Interest Rate	Maturity Range		Weighted Avg Remaining Term
			From	To
Excluding impact of derivative instruments:
Fixed-rate debt	$4,879,832	2.23%	Jun 2024	Mar 2032	4.2 years
Floating-rate debt	$2,638,496	6.73%	May 2026	Apr 2029	3.0 years

Including impact of derivative instruments:
Fixed-rate debt	$4,879,832	2.23%
Hedged floating-rate debt	1,847,000	4.00%
Total fixed and hedged debt	6,726,832	2.72%
Unhedged floating-rate debt	791,496	6.73%
Total debt outstanding	$7,518,328	3.13%

The fair value of total debt outstanding was $6,905.9 million and $7,264.7 million as of December 31, 2023 and December 31, 2022, respectively, and was measured using Level 2 inputs.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2023, the maximum borrowing levels for the ABS warehouse and the revolving credit facility were $1,125.0 million and $2,000.0 million, respectively. Certain of these facilities are governed by either borrowing bases or an unencumbered asset test that limits borrowing capacity. Based on those limitations, the availability under these credit facilities at December 31, 2023 was approximately $1,148.7 million.

The Company is subject to certain financial covenants under its debt financings. As of December 31, 2023, the Company was in compliance with all financial covenants in accordance with the terms of its debt agreements.

Debt Maturities

At December 31, 2023, the Company's scheduled principal repayments and maturities were as follows (in thousands):

Years ending December 31,
2024	$953,357
2025	470,517
2026	2,119,575
2027	1,317,992
2028	591,830
2029 and thereafter	2,065,057
Total debt outstanding	$7,518,328

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

Certain assets of the Company's subsidiaries are pledged as collateral for various ABS facilities. Additionally, the Company may be required to post cash collateral on certain derivative agreements if the fair value of these contracts represents a liability. Any amounts of cash collateral posted are included in Other assets on the Consolidated Balance Sheets and are presented in operating activities on the Consolidated Statements of Cash Flows. As of December 31, 2023, the Company had cash collateral on derivative instruments of $1.1 million.

Within the next twelve months, the Company expects to reclassify $41.4 million of net unrealized and realized gains related to derivative instruments designated as cash flow hedges from accumulated other comprehensive income (loss) into earnings.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2023, the Company had derivative agreements in place to fix interest rates on a portion of the borrowings under its debt facilities with floating interest rates as summarized below:

Derivatives	Notional Amount (in millions)	Weighted Average Fixed Leg (Pay) Interest Rate	Weighted Average Remaining Term
Interest Rate Swap(1)	$1,847.0	2.63%	3.7 years
(1)     Excludes certain interest rate swaps with an effective date in a future period ("forward starting swaps"). Including these instruments will increase total notional amount by $350.0 million and increase the weighted average remaining term to 4.6 years.

In the fourth quarter of 2023, the Company entered into swaps with a notional value of $250.0 million that commenced on December 29, 2023 and have a termination date of December 31, 2033. These swaps were designated as cash flow hedges to fix the interest rates on a portion of the Company's floating rate debt.

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

The following table summarizes the impact of derivative instruments on the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income on a pretax basis (in thousands):

		Year Ended December 31,
	Financial statement caption	2023	2022	2021
Non-Designated Derivative Instruments
Realized (gains) losses	Debt termination expense	$—	$—	$883
Unrealized (gains) losses	Unrealized (gain) loss on derivative instruments, net	$(15)	$(343)	$—
Designated Derivative Instruments
Realized (gains) losses	Interest and debt (income) expense	$(47,648)	$260	$30,638
Unrealized (gains) losses	Comprehensive (income) loss	$(20,148)	$(168,156)	$(59,185)

Fair Value of Derivative Instruments

The Company presents the fair value of derivative financial instruments on a gross basis as a separate line item on the Consolidated Balance Sheet.

The Company has elected to use the income approach to value its interest rate swap and cap agreements, using Level 2 market expectations at the measurement date and standard valuation techniques to convert future values to a single discounted present value. The Level 2 inputs for the interest rate swap and cap valuations are inputs other than quoted prices that are observable for the asset or liability (specifically SOFR and swap rates and credit risk at commonly quoted intervals). The London Interbank Offered Rate ("LIBOR") reference rate sunset on June 30, 2023. Effective July 1, 2023, the Company’s derivative instruments utilizing LIBOR transitioned to SOFR as the alternative reference rate per the ISDA 2020 IBOR fallbacks protocol.

Note 9—Leases

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

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the impact of the Company's leases in its financial statements (in thousands):

Balance Sheet	Financial statement caption		December 31, 2023	December 31, 2022
Right-of-use asset - operating	Other assets		$10,093	$3,145
Lease liability - operating	Accounts payable and other accrued expenses		$13,510	$3,465

		Year Ended December 31,
Income Statement	Financial statement caption	2023	2022	2021
Operating lease cost(1)	Administrative expenses	$2,869	$3,205	$3,183
(1)     Includes short-term leases that are immaterial.

Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows was $2.9 million, $3.4 million, and $3.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.

The following represents the Company's future undiscounted cash flows related to lease liabilities for each of the next five years and thereafter as of December 31, 2023 (in thousands):

Years ending December 31,
2024	$2,293
2025	2,211
2026	1,729
2027	1,364
2028	1,333
2029 and thereafter	8,912
Total undiscounted future cash flows related to lease payments	$17,842
Less: imputed interest	(4,332)
Total present value of lease liability	$13,510

The following table includes supplemental information related to the Company's operating leases:

	December 31, 2023	December 31, 2022
Weighted-Average Remaining Lease Team (years)	9.5 years	1.6 years
Weighted-Average Discount Rate	5.67%	3.98%

Lessor

Operating Leases

The following is the minimum future rental income as of December 31, 2023 under non-cancelable operating leases, assuming the minimum contractual lease term (in thousands):

Years ending December 31,
2024	$947,292
2025	801,865
2026	632,268
2027	501,203
2028	409,448
2029 and thereafter	1,064,472
Total	$4,356,548

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2023, the Company has deferred revenue balances related to operating leases with uneven payment terms. These amounts will be amortized into revenue as follows (in thousands):

Years ending December 31,
2024	$76,256
2025	65,540
2026	42,761
2027	16,241
2028	15,077
2029 and thereafter	43,148
Total	$259,023

Finance Leases

The following table summarizes the components of the net investment in finance leases (in thousands):

	December 31, 2023	December 31, 2022
Future minimum lease payment receivable(1)	$1,928,167	$2,161,192
Estimated residual receivable(2)	218,199	218,004
Gross finance lease receivables(3)	2,146,366	2,379,196
Unearned income(4)	(636,486)	(739,365)
Finance lease reserve(5)	(2,588)	—
Net investment in finance leases(6)	$1,507,292	$1,639,831
(1)     There were no executory costs included in gross finance lease receivables as of December 31, 2023 and December 31, 2022.
(2)    The Company's finance leases generally include a purchase option at nominal amounts that is reasonably certain to be exercised, and therefore, the Company has immaterial residual value risk for assets.
(3)    The gross finance lease receivable is reduced as billed to customers and reclassified to accounts receivable until paid by customers.
(4)     There were no unamortized initial direct costs as of December 31, 2023 and December 31, 2022.
(5)    As of December 31, 2023, the Company had a finance lease reserve of $2.6 million that was a reserve on leasing equipment.
(6)    One major customer represented 93% and 90% of the Company's finance lease portfolio as of December 31, 2023 and 2022, respectively. No other customer represented more than 10% of the Company's finance lease portfolio in each of those periods.

Maturities of the Company's gross finance lease receivables subsequent to December 31, 2023 are as follows (in thousands):

Years ending December 31,
2024	$205,910
2025	202,864
2026	196,361
2027	172,641
2028	167,466
2029 and thereafter	1,201,124
Total	$2,146,366

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

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Share-Based Compensation

Prior to the completion of the Merger, the Company recognized share-based compensation expense for share-based payment transactions based on the grant date fair value. The expense was recognized over the employee's requisite service period, or vesting period of the equity award, approximately three years. The Company recognized share-based compensation expense in Administrative expenses on the Consolidated Statements of Operations of $7.3 million, $12.5 million, and $9.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.

During the year ended December 31, 2023, the Company issued 138,727 restricted shares, and cancelled 81,190 vested shares to settle payroll taxes on behalf of employees.

In accordance with the Merger Agreement, upon closing of the Merger, Triton’s unvested restricted shares and restricted share units that were outstanding immediately prior to the closing of the Merger were converted into a contingent right to receive an amount in cash equal to the number of shares subject to such award, assuming attainment of the maximum level of performance for performance-based awards, multiplied by $83.16 per share. This amount will be paid upon the earlier of the original vesting date of the award and the twelve month anniversary of the Merger closing date subject to the participant's continued service with the Company. The modification of the unvested share-based awards changed the classification of the awards from equity to liability, as well as modified the original service period of the awards. As a result of the change in the classification of the awards, the Company reclassified $16.1 million from equity to Accounts payable and other accrued expenses. Further, the Company recorded $24.2 million in share-based compensation expense as a result of the modification to recognize the fair value of the awards based on the portion of the service period completed through December 31, 2023. This amount is included in Transaction and other costs in the Consolidated Statements of Operations. The remaining unrecognized compensation liability of $12.0 million at December 31, 2023 related to the share-based awards is expected to be recognized in Transaction and other costs over the remaining vesting period through September 30, 2024.

Note 11—Other Equity Matters

In connection with the Merger, the Company suspended its share repurchase program after the close of business on April 6, 2023. Prior to the suspension of the share repurchase program, the Company repurchased a total of 1,884,616 common shares, at an average price per-share of $66.66 for a total of $125.7 million. In connection with the Merger, all previously issued and outstanding common shares of Triton were cancelled and following the closing of the Merger, 100% of the Company’s issued and outstanding common shares are privately held by an affiliate of Brookfield Infrastructure.

During 2023, the Company made a distribution to Parent of $408.2 million to partially fund the purchase price of the acquisition and pay transaction costs related to the Merger.

Preference Shares

The following table summarizes the Company's preference share issuances (each, a "Series"):

Preference Share Series	Issuance	Liquidation Preference (in thousands)	# of Shares(1)	Underwriting Discounts (in thousands)
Series A 8.50% Cumulative Redeemable Perpetual Preference Shares ("Series A")	March 2019	$86,250	3,450,000	$2,717
Series B 8.00% Cumulative Redeemable Perpetual Preference Shares ("Series B")	June 2019	143,750	5,750,000	$4,528
Series C 7.375% Cumulative Redeemable Perpetual Preference Shares ("Series C")	November 2019	175,000	7,000,000	$5,513
Series D 6.875% Cumulative Redeemable Perpetual Preference Shares ("Series D")	January 2020	150,000	6,000,000	$4,725
Series E 5.75% Cumulative Redeemable Perpetual Preference Shares ("Series E")	August 2021	175,000	7,000,000	$5,513
		$730,000	29,200,000	$22,996
(1)     Represents number of shares authorized, issued, and outstanding.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

The Company paid the following quarterly dividends during the years ended December 31, 2023, 2022, and 2021 on its issued and outstanding Series (in millions except for the per-share amounts):

	Year ended December 31,
	2023		2022		2021
Series	Per Share Payment	Aggregate Payment	Per Share Payment	Aggregate Payment	Per Share Payment	Aggregate Payment
A(1)	$2.12	$7.2	$2.12	$7.2	$2.12	$7.2
B	$2.00	$11.6	$2.00	$11.6	$2.00	$11.6
C(1)	$1.84	$12.8	$1.84	$12.8	$1.84	$12.8
D(1)	$1.72	$10.4	$1.72	$10.4	$1.72	$10.4
E(1)	$1.44	$10.1	$1.44	$10.1	$0.47	$3.3
Total		$52.1		$52.1		$45.3
(1)     Per share payments rounded to the nearest whole cent.

As of December 31, 2023, the Company had cumulative unpaid preference dividends of $2.2 million.

Note 12—Segment and Geographic Information

Segment Information

The Company operates its business in one industry, intermodal transportation equipment, and has two operating segments which also represent its reporting segments:
•Equipment leasing - the Company owns, leases and ultimately disposes of containers and chassis from its lease fleet.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

The following tables summarizes the Company's segment information and the consolidated totals reported (in thousands):

As of and for the Year Ended December 31, 2023	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$1,537,351	$6,441	$1,543,792
Trading margin	—	7,899	7,899
Net gain on sale of leasing equipment	58,615	—	58,615
Depreciation and amortization expense	574,767	784	575,551
Interest and debt expense	239,844	994	240,838
Segment income (loss) before income taxes(1)	515,975	12,563	528,538
Equipment held for sale	165,184	20,318	185,502
Goodwill	220,864	15,801	236,665
Total assets	11,164,052	68,816	11,232,868
Purchases of leasing equipment and investments in finance leases(2)	$208,242	$—	$208,242

As of and for the Year Ended December 31, 2022	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$1,665,880	$13,806	$1,679,686
Trading margin	—	16,004	16,004
Net gain on sale of leasing equipment	115,665	—	115,665
Depreciation and amortization expense	634,090	747	634,837
Interest and debt expense	224,470	1,621	226,091
Segment income (loss) before income taxes(1)	794,280	25,039	819,319
Equipment held for sale	97,463	41,043	138,506
Goodwill	220,864	15,801	236,665
Total assets	12,010,654	98,604	12,109,258
Purchases of leasing equipment and investments in finance leases(2)	$943,062	$—	$943,062

As of and for the Year Ended December 31, 2021	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$1,519,434	$14,446	$1,533,880
Trading margin	—	34,099	34,099
Net gain on sale of leasing equipment	107,060	—	107,060
Depreciation and amortization expense	625,519	721	626,240
Interest and debt expense	220,292	1,732	222,024
Segment income (loss) before income taxes(1)	673,477	40,973	714,450
Equipment held for sale	16,936	31,810	48,746
Goodwill	220,864	15,801	236,665
Total assets	12,543,270	100,568	12,643,838
Purchases of leasing equipment and investments in finance leases(2)	$3,434,394	$—	$3,434,394
(1)     Segment income before income taxes excludes unrealized gains or losses on derivative instruments and debt termination expense. The Company recorded debt termination expense of nil, $1.9 million, and $133.9 million for the years ended December 31, 2023, 2022, and 2021, respectively and an immaterial amount of unrealized gain, an unrealized gain of $0.3 million, and nil for the years ended December 31, 2023, 2022, and 2021, respectively.
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

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

The following table summarizes the geographic allocation of total leasing revenues for the years ended December 31, 2023, 2022, and 2021 based on customers' primary domicile (in thousands):

	Year Ended December 31,
	2023	2022	2021
Total leasing revenues:
Asia	$529,150	$602,985	$556,837
Europe	822,902	876,691	807,735
Americas	132,930	142,822	118,430
Bermuda	4,203	3,135	2,424
Other International	54,607	54,053	48,454
Total	$1,543,792	$1,679,686	$1,533,880

Since the majority of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, all of the Company's long-lived assets are considered to be international.

The following table summarizes the geographic allocation of equipment trading revenues for the years ended December 31, 2023, 2022 and 2021 based on the location of the sale (in thousands):

	Year Ended December 31,
	2023	2022	2021
Total equipment trading revenues:
Asia	$32,673	$71,739	$64,588
Europe	19,978	27,620	22,167
Americas	23,897	43,120	47,644
Bermuda	—	—	—
Other International	19,450	5,395	8,570
Total	$95,998	$147,874	$142,969

Note 13—Income Taxes

The Company is a Bermuda exempted company. Bermuda does not currently impose a corporate income tax. The Company is subject to taxation in certain foreign jurisdictions on a portion of its income attributable to such jurisdictions. The two main subsidiaries of Triton are Triton Container International Limited ("TCIL") and TAL International Group ("TAL".) TCIL is a Bermuda exempted company and therefore no income tax is imposed. However, a portion of TCIL’s income is subject to taxation in the U.S. TAL is a U.S. company and therefore is subject to taxation in the U.S.

Effects of Pillar 2

The Organization for Economic Co-operation and Development (the “OECD”) has issued various proposals that would change long-standing global tax principles. These proposals include a two-pillar approach to global taxation, focusing on global profit allocation and a global minimum tax rate ("Pillar Two"). Numerous jurisdictions where the Company, its ultimate parent Brookfield Corporation, and its subsidiaries operate have enacted Pillar Two or are actively considering changes to their tax laws to adopt Pillar Two. The Company continues to assess the impact of Pillar Two as countries actively consider changes to

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
their tax laws to adopt certain parts of the OECD's proposal, and will continue to monitor and reflect the impact of such legislative changes in future financial statements as appropriate.

The following table sets forth income tax expense (benefit) for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current taxes:
Bermuda	$—	$—	$—
U.S.	45,861	46,380	6,528
Foreign	580	952	230
	$46,441	$47,332	$6,758
Deferred taxes:
Bermuda	$—	$—	$—
U.S.	8,010	23,522	43,604
Foreign	13	(47)	(5)
	8,023	23,475	43,599
Total income tax expense (benefit)	$54,464	$70,807	$50,357

The following table sets forth the components of income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2023	2022	2021
Bermuda sources	$325,453	$532,391	$346,023
U.S. sources	201,960	284,468	233,518
Foreign sources	1,140	870	1,056
Income (loss) before income taxes	$528,553	$817,729	$580,597

The following table sets forth the difference between the Bermuda statutory income tax rate and the effective tax rate on the Consolidated Statements of Operations for the periods indicated below:

	Year Ended December 31,
	2023	2022	2021
Bermuda tax rate	—%	—%	—%
Change in enacted tax act	0.86%	0.66%	—%
U.S. income taxed at other than the statutory rate	8.54%	7.58%	8.75%
Effect of uncertain tax positions	—%	(0.06)%	(0.09)%
Foreign income taxed at other than the statutory rate	0.10%	0.16%	0.11%
Effect of permanent differences	0.75%	0.10%	0.21%
Other discrete items	0.05%	0.22%	(0.31)%
Effective income tax rate	10.30%	8.66%	8.67%

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table sets forth the components of deferred income tax assets and liabilities (in thousands):

	December 31, 2023	December 31, 2022
Deferred income tax assets:
Net operating loss and interest expense limitation carryforwards	$6,244	$3,669
Deferred income	2,344	2,444
Accrued liabilities and other payables	5,191	3,076
Total gross deferred tax assets	13,779	9,189
Less: Valuation allowance	—	(200)
Net deferred tax assets	$13,779	$8,989

Deferred income tax liabilities:
Accelerated depreciation	$321,494	$337,375
Deferred partnership income (loss)	100,961	73,583
Goodwill and other intangible amortization	4,055	3,974
Derivative instruments	3,170	5,383
Deferred income	—	302
Total gross deferred tax liability	429,680	420,617
Net deferred income tax liability	$415,901	$411,628

At December 31, 2023, the Company had U.S. state net operating loss carryforwards of $10.1 million that expire at various times beginning in 2025 and net interest expense limitation carryforwards of $26.4 million that have an indefinite carryforward period. The Company held a valuation allowance of $0.2 million at December 31, 2022 related to U.S. state net operating losses. The Company released the entire valuation allowance of $0.2 million at December 31, 2023, as it is more likely than not that Triton will be able to utilize these state net operating losses.

In assessing the potential future realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, the Company believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2023.

Certain income taxes on unremitted earnings have not been reflected on the consolidated financial statements because such earnings are intended to be permanently reinvested in those jurisdictions. Such earnings and related income taxes are estimated to be approximately $378.5 million and $113.4 million, respectively, at December 31, 2023.

The following table sets forth the unrecognized tax benefit amounts (in thousands):

	December 31, 2023	December 31, 2022
Beginning balance at January 1	$—	$327
Lapse of statute of limitations	—	(327)
Ending balance at December 31	$—	$—

The Company files income tax returns in several jurisdictions including the U.S. and certain U.S. states. The tax years 2020 through 2023 remain subject to examination by major tax jurisdictions.

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company accrues interest and penalties related to income taxes in the provision for income taxes. The following table summarizes interest and penalty expense (in thousands):

	Year Ended December 31,
	2023	2022	2021
Interest expense (benefit)	$—	$(86)	$(78)
Penalty expense (benefit)	$—	$(98)	$(97)

The following table summarizes the components of income taxes payable included in Accounts payable and other accrued expenses on the Consolidated Balance Sheets (in thousands):

	December 31, 2023	December 31, 2022
Corporate income taxes payable	$99	$—
Unrecognized tax benefits	—	—
Interest accrued	—	—
Penalties	—	—
Income taxes payable	$99	$—

Note 14—Other Postemployment Benefits

The Company's U.S. employees participate in a defined contribution plan. Under the provisions of the plan, an employee is fully vested with respect to Company contributions after four years of service. The Company matches employee contributions of 100% up to a maximum of $6,000 of qualified compensation and may, at its discretion, make voluntary contributions. The Company's contributions were $0.8 million for the years ended December 31, 2023 and 2022, and $0.7 million for the year ended December 31, 2021.

Note 15—Commitments and Contingencies

Container Equipment Purchase Commitments

As of December 31, 2023, the Company had commitments to purchase equipment in the amount of $129.1 million to be paid in 2024.

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

In connection with the Merger, a putative Triton shareholder filed two petitions demanding an appraisal of its shares under
Bermuda law in the Supreme Court of Bermuda. The actions, captioned Oasis Core Investments Fund Ltd. v. Triton International Limited, 2023: Nos. 263 and 265, purport to demand appraisal in respect of 1,184,300 common shares of the Company (approximately 2.15% of the outstanding Triton common shares prior to the closing of the Merger). If a Bermuda court were to find that the fair value of the Triton common shares exceeded the value of the Merger Consideration, under the terms of the Merger Agreement, the Company would have to pay the additional amount for each Triton common share for which appraisal was validly sought in accordance with Bermuda law. The court may in its discretion award the prevailing party its costs, including attorney's fees, at the conclusion of the proceeding. Brookfield Infrastructure has already paid the Merger Consideration due under the terms of the Merger Agreement in cash with respect to these shares, but the Company has not

TRITON INTERNATIONAL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
provided for any additional amounts or costs. The proceedings are at a very early stage and the Company cannot predict at this time the outcome of the appraisal proceeding or when this matter will be resolved.

Note 16—Related Party Transactions

The Company holds a 50% interest in Tristar Container Services (Asia) Private Limited ("Tristar"), which is primarily engaged in the selling and leasing of container equipment in the domestic and short sea markets in India. The Company's equity investment in Tristar is included in Other assets on the Consolidated Balance Sheets. The Company received payments on finance leases with Tristar of $2.0 million for both the years ended December 31, 2023 and 2022. The Company has a finance lease receivable balance with Tristar of $5.7 million and $7.4 million as of the years ended December 31, 2023 and December 31, 2022, respectively.

Note 17—Subsequent Events

On January 29, 2024, the Company's Board of Directors approved and declared a cash dividend of $201.9 million on its issued and outstanding common shares to Parent, which was paid on February 15, 2024.

On January 29, 2024, the Company's Board of Directors approved and declared a cash dividend on its issued and outstanding preference shares, payable on March 15, 2024 to holders of record at the close of business on March 8, 2024 as follows:

Preference Share Series	Dividend Rate	Dividend Per Share
Series A	8.500%	$0.5312500
Series B	8.000%	$0.5000000
Series C	7.375%	$0.4609375
Series D	6.875%	$0.4296875
Series E	5.750%	$0.3593750

On January 22, 2024, the Company amended its $1,125.0 million ABS warehouse facility extending the conversion date to January 22, 2027, after which any borrowings will convert to term notes with a final maturity date of January 22, 2031. Additionally, the interest rate benchmark was amended from term SOFR to daily compounded SOFR. The margin over the benchmark rate was unchanged as a result of the amendment.