Form 10-Q
period 2024-03-31
Triton International Ltd
filed 2024-05-08
CIK 1660734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 29, 2024, there were 101,158,891 common shares at $0.01 par value per share of the Registrant outstanding, all of which were held by an affiliate of Brookfield Infrastructure.

Triton International Limited
Quarterly Report on Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q of Triton International Limited contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. In addition, we, or our executive officers on our behalf, may from time to time make forward-looking statements in reports and other documents we file with the Securities and Exchange Commission (the "SEC"), or in connection with oral statements made to the press, potential investors or others. All statements, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, future costs, prospects, plans and objectives of management, are forward-looking statements. The words "expect," "estimate," "anticipate," "predict," "believe," "think," "plan," "will," "should," "intend," "seek," "potential" and similar expressions and variations are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
All forward-looking statements address matters that involve risks and uncertainties, many of which are beyond Triton's control. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements and, therefore, you should not place undue reliance on any such statements. These factors include, without limitation, economic, business, competitive, market and regulatory conditions and the following:
•risks related to the acquisition of Triton by Brookfield Infrastructure, which was consummated on September 28, 2023, including risks related to potentially divergent interests of our sole common shareholder, the holders of our outstanding indebtedness and the holders of our outstanding preference shares; risks related to our reliance on certain corporate governance exemptions; and shareholder litigation in connection with the acquisition;
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
•risks stemming from the international nature of our businesses, including global and regional economic conditions and geopolitical risks, including international conflicts;
•decreases in demand for international trade;
•risks resulting from the political and economic policies of the United States and other countries, particularly China, including but not limited to, the impact of trade wars, duties and tariffs;
•disruption to our operations from failures of, or attacks on, our information technology systems;
•disruption to our operations as a result of natural disasters or public health crises;
•compliance with laws and regulations globally;
•the availability and cost of capital;
•restrictions imposed by the terms of our debt agreements;
•changes in tax laws in Bermuda, the United States and other countries; and
•other risks and uncertainties, including those listed under Item 1A. "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on February 29, 2024 (the "2023 Annual Report on Form 10-K"), in this Quarterly Report on Form 10-Q and in the other documents we file with the SEC from time to time, and such risks and uncertainties are specifically incorporated herein by reference.

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

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

TRITON INTERNATIONAL LIMITED
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS:
Leasing equipment, net of accumulated depreciation of $4,560,397 and $4,482,185	$8,647,610	$8,768,917
Net investment in finance leases	1,484,639	1,507,292
Equipment held for sale	166,212	185,502
Revenue earning assets	10,298,461	10,461,711
Cash and cash equivalents	51,736	57,776
Restricted cash	49,645	91,450
Accounts receivable, net of allowances of $969 and $738	249,734	243,443
Goodwill	236,665	236,665
Lease intangibles, net of accumulated amortization of $297,148 and $296,494	1,309	1,963
Other assets	41,138	44,254
Fair value of derivative instruments	120,174	95,606
Total assets	$11,048,862	$11,232,868
LIABILITIES AND SHAREHOLDERS' EQUITY:
Equipment purchases payable	$32,620	$31,597
Fair value of derivative instruments	1,625	1,827
Deferred revenue	242,345	259,023
Accounts payable and other accrued expenses	115,276	116,888
Net deferred income tax liability	416,126	415,901
Debt, net of unamortized costs of $43,504 and $43,924	7,367,932	7,470,634
Total liabilities	8,175,924	8,295,870
Shareholders' equity:
Preferred shares, $0.01 par value, at liquidation preference	730,000	730,000
Common shares, $0.01 par value, 270,000,000 shares authorized, 101,158,891 shares issued and outstanding	1,012	1,012
Undesignated shares, $0.01 par value, 800,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital (deficit)	(307,294)	(308,114)
Accumulated earnings	2,340,133	2,428,531
Accumulated other comprehensive income (loss)	109,087	85,569
Total shareholders' equity	2,872,938	2,936,998
Total liabilities and shareholders' equity	$11,048,862	$11,232,868
The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Leasing revenues:
Operating leases	$346,216	$370,348
Finance leases	25,069	27,375
Total leasing revenues	371,285	397,723

Equipment trading revenues	10,146	19,102
Equipment trading expenses	(9,769)	(18,033)
Trading margin	377	1,069

Net gain on sale of leasing equipment	14,622	15,500

Operating expenses:
Depreciation and amortization	136,081	148,435
Direct operating expenses	22,747	23,241
Administrative expenses	21,809	22,864
Transaction and other costs	5,512	—
Provision (reversal) for doubtful accounts	466	(1,797)
Total operating expenses	186,615	192,743
Operating income (loss)	199,669	221,549
Other (income) expenses:
Interest and debt expense	61,452	58,824
Unrealized (gain) loss on derivative instruments, net	46	(4)
Other (income) expense, net	(179)	(44)
Total other (income) expenses	61,319	58,776
Income (loss) before income taxes	138,350	162,773
Income tax expense (benefit)	12,807	12,960
Net income (loss)	$125,543	$149,813
Less: dividends on preferred shares	13,028	13,028
Net income (loss) attributable to common shareholder	$112,515	$136,785

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$125,543	$149,813
Other comprehensive income (loss), net of tax:
Change in derivative instruments designated as cash flow hedges	36,785	(15,236)
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges	(13,212)	(8,729)
Foreign currency translation adjustment	(55)	18
Other comprehensive income (loss), net of tax	23,518	(23,947)
Comprehensive income	149,061	125,866
Less:
Dividends on preferred shares	13,028	13,028
Comprehensive income attributable to common shareholder	$136,033	$112,838

Tax (benefit) provision on change in derivative instruments designated as cash flow hedges	$905	$(505)
Tax (benefit) provision on reclassification of (gain) loss on derivative instruments designated as cash flow hedges	$(1,333)	$(1,059)

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)
(Unaudited)

	Preferred Shares		Common Shares		Treasury Shares		Add'l Paid in Capital (Deficit)	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	29,200,000	$730,000	101,158,891	$1,012	—	$—	$(308,114)	$2,428,531	$85,569	$2,936,998
Net income (loss)	—	—	—	—	—	—	—	125,543	—	125,543
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	23,518	23,518
Contributed capital from Parent	—	—	—	—	—	—	820	—	—	820
Return of capital to Parent	—	—	—	—	—	—	—	(913)	—	(913)
Common shares dividend to Parent	—	—	—	—	—	—	—	(200,000)	—	(200,000)
Preferred shares dividend declared	—	—	—	—	—	—	—	(13,028)	—	(13,028)
Balance as of March 31, 2024	29,200,000	$730,000	101,158,891	$1,012	—	$—	$(307,294)	$2,340,133	$109,087	$2,872,938

`	Preferred Shares		Common Shares		Treasury Shares		Add'l Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	29,200,000	$730,000	81,383,024	$814	24,494,785	$(1,077,559)	$909,911	$2,531,928	$109,269	$3,204,363
Share-based compensation expense	—	—	135,716	1	—	—	2,212	—	—	2,213
Treasury shares acquired	—	—	—	—	1,744,616	(116,960)	—	—	—	(116,960)
Share repurchase to settle shareholder tax obligations	—	—	(77,326)	(1)	—	—	(5,479)	—	—	(5,480)
Net income (loss)	—	—	—	—	—	—	—	149,813	—	149,813
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(23,947)	(23,947)
Common shares dividend declared ($0.70 per share)	—	—	—	—	—	—	—	(39,214)	—	(39,214)
Preferred shares dividend declared	—	—	—	—	—	—	—	(13,028)	—	(13,028)
Balance as of March 31, 2023	29,200,000	$730,000	81,441,414	$814	26,239,401	$(1,194,519)	$906,644	$2,629,499	$85,322	$3,157,760
The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$125,543	$149,813
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	136,081	148,435
Amortization of deferred debt cost and other debt related amortization	2,265	1,945
Lease related amortization	679	1,455
Other non-cash compensation costs	820	2,213
Net (gain) loss on sale of leasing equipment	(14,622)	(15,500)
Unrealized (gain) loss on derivative instruments	46	(4)
Deferred income taxes	653	2,519
Changes in operating assets and liabilities:
Accounts receivable, net	(5,867)	(25,332)
Deferred revenue	(16,678)	(17,617)
Accounts payable and other accrued expenses	(1,913)	15,120
Equipment sold (purchased) for resale activity	(10)	8,724
Cash collections on finance lease receivables, net of income earned	27,675	29,666
Other assets	2,845	1,380
Net cash provided by (used in) operating activities	257,517	302,817
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(74,308)	(35,316)
Proceeds from sale of equipment, net of selling costs	89,555	87,585
Other	(31)	(6)
Net cash provided by (used in) investing activities	15,216	52,263
Cash flows from financing activities:
Purchases of treasury shares	—	(116,655)
Debt issuance costs	(3,298)	—
Borrowings under debt facilities	200,000	55,000
Payments under debt facilities and finance lease obligations	(303,339)	(226,502)
Dividends paid on preferred shares	(13,028)	(13,028)
Dividends paid on common shares	(200,000)	(38,867)
Return of capital to Parent	(913)	—
Other	—	(5,480)
Net cash provided by (used in) financing activities	(320,578)	(345,532)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(47,845)	$9,548
Cash, cash equivalents and restricted cash, beginning of period	149,226	186,309
Cash, cash equivalents and restricted cash, end of period	$101,381	$195,857
Supplemental disclosures:
Interest paid	$54,670	$54,008
Income taxes paid (refunded)	$556	$214
Non-cash operating activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$541	$—
Non-cash investing activities:
Equipment purchases payable	$32,620	$19,610
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

Basis of Presentation

The unaudited consolidated financial statements and accompanying notes include the accounts of the Company and its subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, these financial statements do not include all information and footnotes required by GAAP for complete financial statements.

The unaudited interim financial statements have been prepared on a basis consistent with the Company's annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company's financial position, results of operations, comprehensive income, shareholders' equity, and cash flows for the periods presented. The Consolidated Balance Sheet as of December 31, 2023, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. The consolidated results of operations for the three months ended March 31, 2024 is not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024 or for any other future annual or interim period.

These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023 included in the Company's Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on February 29, 2024. The unaudited consolidated financial statements include the accounts of the Company and subsidiaries in which it has a controlling interest, and variable interest entities of which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the accompanying prior period financial statements and notes to conform to the current year's presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities in the financial statements. Such estimates include, but are not limited to, the Company's estimates in connection with leasing equipment, including residual values and depreciable lives, values of assets held for sale and other long lived assets, provision for income tax, allowance for doubtful accounts, components of compensation, goodwill and intangible assets. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company's equipment leases and trade receivables subject it to potential credit risk. The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis. As a percent of its lease billings, the Company's three largest customers accounted for 20%, 18%, and 13% for the three months ended March 31, 2024 and 20%, 17% and 13% for the three months ended March 31, 2023.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements

For information on the fair value of equipment held for sale, debt, and the fair value of derivative instruments, please refer to Note 3 - "Equipment Held for Sale", Note 8 - "Debt" and Note 9 - "Derivative Instruments", respectively.

Recently Issued Accounting Standards Not Yet Adopted

Segment Reporting

Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, was issued in November 2023, which requires enhancements to the disclosure requirements for operating segments, primarily disclosures about significant segment expenses, in the Company’s annual and interim consolidated financial statements. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. The Company is currently evaluating the impact, if any, that the adoption of this standard will have on its financial disclosures.

Income Taxes

ASU No. 2023-09, Improvements to Income Tax Disclosures, was issued in December 2023, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). The new guidance also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual reporting periods beginning after December 15, 2024. The Company is currently evaluating the impact, if any, that the adoption of this standard will have on its financial disclosures.

Compensation Costs

ASU No. 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”), was issued in March 2024, to clarify the scope application of profits interest and similar awards and to add incremental clarity to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of ASC 718, Compensation-Stock Compensation. ASU 2024-01 is effective for annual periods beginning after December 15, 2024 and interim periods within those annual periods with early adoption permitted. The Company intends to adopt ASU 2024-01 as of January 1, 2025 on a prospective basis, and does not expect this ASU to have a significant impact on the Company’s consolidated financial statements.

Note 2—Merger

Brookfield Infrastructure Transaction

On September 28, 2023, the Company completed the transactions contemplated by the Agreement and Plan of Merger, dated as of April 11, 2023 (the “Merger Agreement”), by and among the Company, Brookfield Infrastructure Corporation (“BIPC”), Thanos Holdings Limited (“Parent”) and Thanos MergerSub Limited, a subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub merged with and into Triton (the “Merger”), with the Company surviving the Merger as a subsidiary of Parent.

The Company incurred certain costs related to the Merger that are included in Transaction and other costs in the Company’s Consolidated Statements of Operations.

For the three months ended March 31, 2024, transaction and other costs included $4.8 million of employee incentive and retention compensation costs and $0.7 million of other costs related to the Merger. There were no transaction-related costs in the three months ended March 31, 2023. See Note 5 - "Other Compensation Costs - Other Compensation" for more detailed information regarding employee incentive and retention compensation.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3 —Equipment Held for Sale

The Company's equipment held for sale is recorded at the lower of fair value less cost to sell, or carrying value at the time identified for sale. Fair value is measured using Level 2 inputs and is based predominantly on recent sales prices. An impairment charge is recorded when the carrying value of the asset exceeds its fair value less cost to sell.

The following table summarizes the Company's components of Net gain on sale of leasing equipment on the Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2024	2023
Impairment (loss) reversal on equipment held for sale	$(1,196)	$(1,033)
Gain (loss) on sale of equipment, net of selling costs	15,818	16,533
Net gain on sale of leasing equipment	$14,622	$15,500

Note 4—Intangible Assets

Intangible assets consist of lease intangibles for leases acquired with lease rates above market in a business combination. As of March 31, 2024, the remaining $1.3 million of intangible assets will be fully amortized in 2024.

Amortization expense related to intangible assets was $0.7 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively.

Note 5—Other Compensation Costs

Long-Term Cash Incentive Plan

On February 28, 2024, the Company adopted a Long-Term Cash Incentive Plan and granted 2024 long-term cash incentive awards with a specified cash target value (“2024 LTIP Awards”), to certain employees and consultants of the Company. The 2024 LTIP Awards will vest in equal installments on January 15, 2026 and January 15, 2027, subject to the participant's continued service with the Company. Payouts of the awards will be based on the Company’s valuation at vesting plus cumulative cash dividends and return of capital distributions paid by the Company, during the vesting period. The aggregate target value for the 2024 LTIP Awards at the grant date was $11.2 million, which will be recognized as compensation expense over the vesting period, approximately three years, on a straight-line basis. For the three months ended March 31, 2024, the Company recognized $0.9 million of compensation expense for the 2024 LTIP Awards in Administrative expenses on the Consolidated Statements of Operations.

Long-Term Incentive Awards

On December 29, 2023, certain senior executives of the Company were granted 750 incentive units pursuant to a long-term incentive program established by Brookfield Infrastructure. The awards (the “Incentive Units”) will vest in five equal annual installments on each of the first five anniversaries of the closing date of the Merger, subject to the participants' continued employment or service. Payment obligations under the program (if any) are the responsibility of Brookfield Infrastructure. For additional information regarding the Incentive Units, please refer to the section titled "Post-Merger Long-Term Incentive Awards Granted by Brookfield Infrastructure" in Part III, Item 11. "Executive Compensation" in the 2023 Annual Report on Form 10-K.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company will recognize compensation cost for the Incentive Units on a straight-line basis over the five-year vesting period based on the fair value of the awards. The fair value at grant date of $16.4 million is related to both units granted and additional units that are expected to be granted under this program in 2024. The fair value was calculated using a Black-Scholes pricing formula including the following significant assumptions:

March 31, 2024
Underlying market price	$100/share
Volatility	34.35%
Expected term	5 years
Risk-free rate	4.10%

For the three months ended March 31, 2024, the Company recognized $0.8 million of compensation expense for the Incentive Units in Administrative expenses on the Consolidated Statements of Operations. Changes in the fair value at each subsequent reporting date will be recognized as compensation expense based on the portion of vesting or service period lapsed from the grant date through the reporting date.

Other Compensation

Prior to the completion of the Merger, the Company recognized share-based compensation expense for share-based awards based on the grant date fair value. The expense was recognized over the employee's requisite service period, or vesting period of the equity award, approximately three years. The Company recognized share-based compensation expense in Administrative expenses of $2.2 million for the three months ended March 31, 2023.

In accordance with the Merger Agreement, upon closing of the Merger, Triton’s unvested restricted shares and restricted share units that were outstanding immediately prior to the closing of the Merger were converted into a contingent right to receive cash equal to the number of shares subject to such award, assuming attainment of the maximum level of performance for performance-based awards, multiplied by $83.16 per share, plus accrued dividends. This amount will be paid upon the earlier of the original vesting date of the award and the twelve-month anniversary of the Merger closing date subject to the participant's continued service with the Company. The modification of the unvested share-based awards changed the classification of the awards from equity to liability, as well as modified the original service period of the awards.

The following table summarizes activity related to these awards for the three months ended March 31, 2024 (in millions):

Accrued compensation liability at December 31, 2023	$41.6
Compensation expense(1)	4.0
Payments(2)	(17.9)
Accrued compensation liability at March 31, 2024	$27.7

Unrecognized compensation costs(3)	$8.0

(1)     Included in Transaction and other costs in the Consolidated Statements of Operations.
(2)     Amounts paid to participants related to awards granted in 2021 that vested in January 2024.
(3)     Unrecognized compensation costs expected to be recognized by September 30, 2024.

For the three months ended March 31, 2024, transaction and other costs also included $0.8 million of retention compensation expense related to the Merger. As of March 31, 2024, the related accrued retention liability of $3.1 million has been included in Accounts payable and other accrued expenses in the Consolidated Balance Sheets. Unrecognized retention compensation costs of $1.4 million are expected to be recorded and paid by September 30, 2024. See Note 2 - "Merger" for more detailed information regarding Merger costs.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Other Equity Matters

In connection with the Merger, all previously issued and outstanding common shares of Triton were cancelled and following the closing of the Merger, 100% of the Company’s issued and outstanding common shares are privately held by an affiliate of Brookfield Infrastructure.

During the first quarter of 2024, the Company paid a cash dividend of $200.0 million on the common shares of the Company to Parent and paid $0.9 million for transaction costs related to the Merger on behalf of Parent. In addition, the Company received a capital contribution of $1.9 million from a Brookfield affiliate in connection with the Merger that was distributed as a dividend to Parent.

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company paid the following quarterly dividends on its issued and outstanding Series (in millions except for the per-share amounts):

	Three Months Ended March 31,
	2024		2023
Series	Per Share Payment	Aggregate Payment	Per Share Payment	Aggregate Payment
A(1)	$0.53	$1.8	$0.53	$1.8
B	$0.50	$2.9	$0.50	$2.9
C(1)	$0.46	$3.2	$0.46	$3.2
D(1)	$0.43	$2.6	$0.43	$2.6
E(1)	$0.36	$2.5	$0.36	$2.5
Total		$13.0		$13.0
(1)     Per share payments rounded to the nearest whole cent.

As of March 31, 2024, the Company had cumulative unpaid preference dividends of $2.2 million.

Note 7—Leases

Lessee

The Company leases office facilities under various cancellable and non-cancellable operating leases, most of which provide extension or early termination options. The Company's lease agreements do not contain any residual value guarantees or material restrictive covenants.

The following table summarizes the impact of the Company's leases in its financial statements (in thousands):

Balance Sheet	Financial statement caption	March 31, 2024	December 31, 2023
Right-of-use asset - operating	Other assets	$10,130	$10,093
Lease liability - operating	Accounts payable and other accrued expenses	$13,793	$13,510

		Three Months Ended March 31,
Income Statement	Financial statement caption	2024	2023
Operating lease cost(1)	Administrative expenses	$736	$767
(1)     Includes short-term leases that are immaterial.

Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows was $0.4 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively.

The following table includes supplemental information related to the Company's operating leases:

March 31, 2024
Weighted-Average Remaining Lease Term	9.4 years
Weighted-Average Discount Rate	5.70%

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lessor

Operating Leases

As of March 31, 2024, the Company has deferred revenue balances related to operating leases with uneven payment terms. These amounts will be amortized into revenue as follows (in thousands):

Year ending December 31,
2024 (Remaining 9 months)	$57,535
2025	66,013
2026	43,241
2027	16,730
2028	15,568
2029 and thereafter	43,258
Total	$242,345

Finance Leases

The following table summarizes the components of the net investment in finance leases (in thousands):

	March 31, 2024	December 31, 2023
Future minimum lease payment receivable(1)	$1,881,404	$1,928,167
Estimated residual receivable(2)	218,123	218,199
Gross finance lease receivables(3)	2,099,527	2,146,366
Unearned income(4)	(612,300)	(636,486)
Finance lease reserve(5)	(2,588)	(2,588)
Net investment in finance leases(6)	$1,484,639	$1,507,292
(1)     There were no executory costs included in gross finance lease receivables as of March 31, 2024 and December 31, 2023.
(2)     The Company's finance leases generally include a purchase option at nominal amounts that is reasonably certain to be exercised, and therefore, the Company has immaterial residual value risk for assets.
(3)    The gross finance lease receivable is reduced as billed to customers and reclassified to accounts receivable until paid by customers.
(4)     There were no unamortized initial direct costs as of March 31, 2024 and December 31, 2023.
(5)    The Company reclassified a reserve on leasing equipment to finance lease reserves.
(6)    One major customer represented 93% of the Company's finance lease portfolio as of March 31, 2024 and December 31, 2023, respectively. No other customer represented more than 10% of the Company's finance lease portfolio in each of those periods.

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Debt

The table below summarizes the Company's key terms and carrying value of debt as of the periods indicated:

	March 31, 2024				December 31, 2023
	Outstanding Borrowings (in thousands)	Contractual Weighted Avg Interest Rate	Maturity Range		Outstanding Borrowings (in thousands)
			From	To
Secured Debt Financings
Securitization ("ABS") term instruments	$2,502,120	2.04%	February 2028	February 2031	$2,579,832
Securitization warehouse	160,000	6.94%	January 2031	January 2031	240,000
Total secured debt financings	2,662,120				2,819,832
Unsecured Debt Financings
Senior notes	2,300,000	2.45%	June 2024	March 2032	2,300,000
Term loan facility	1,432,868	6.68%	May 2026	May 2026	1,468,496
Revolving credit facility	1,020,000	6.68%	October 2027	October 2027	930,000
Total unsecured debt financings	4,752,868				4,698,496
Total debt financings	$7,414,988				$7,518,328
Unamortized debt costs	(43,504)				(43,924)
Unamortized debt premiums & discounts	(3,552)				(3,770)
Debt, net of unamortized costs	$7,367,932				$7,470,634

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

In the first quarter of 2024, the Company obtained $57.0 million in irrevocable standby Letters of Credit to satisfy the restricted cash balance requirements equal to nine months of interest expense on the ABS facilities, inclusive of a $18.7 million irrevocable standby Letter of Credit related to its series of ABS fixed-rate notes issued on April 3, 2024. See Note 14 - "Subsequent Events" for more detailed information regarding the debt issuance. The restricted cash balance held by the Trustee in designated bank accounts of $38.3 million was released to the Company subsequent to the issuance of the Letters of Credit.

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

The Company's ABS warehouse facility has a borrowing capacity of $1,125.0 million that is available on a revolving basis, paying interest at term Secured Overnight Financing Rate ("SOFR") plus 1.60%. On January 22, 2024, the Company amended its ABS warehouse facility to extend the conversion date from April 27, 2025 to January 22, 2027. After the revolving period, borrowings will convert to term notes with a final maturity date of January 22, 2031 and pay interest at compound SOFR plus 2.60%. Additionally, the interest rate benchmark was amended from term SOFR to daily compounded SOFR. The margin over the benchmark rate was unchanged as a result of the amendment.

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

Senior Notes

The Company’s senior notes are unsecured and have initial maturities ranging from three to ten years and interest payments due semi-annually. The senior notes are prepayable (in whole or in part) at the Company's option at any time prior to the maturity date, subject to certain provisions in the senior note agreements, including the payment of a make-whole premium in respect to such prepayment.

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

Derivative Impact on Debt

The Company hedges the risks associated with fluctuations in interest rates on a portion of its floating-rate debt by entering into interest rate swap agreements that convert a portion of its floating-rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The following table summarizes the Company's outstanding fixed-rate and floating-rate debt as of March 31, 2024:

	Balance Outstanding (in thousands)	Contractual Weighted Avg Interest Rate	Maturity Range		Weighted Avg Remaining Term
			From	To
Excluding impact of derivative instruments:
Fixed-rate debt	$4,802,120	2.24%	Jun 2024	Mar 2032	4.0 years
Floating-rate debt	$2,612,868	6.69%	May 2026	Jan 2031	2.8 years

Including impact of derivative instruments:
Fixed-rate debt	$4,802,120	2.24%
Hedged floating-rate debt	$1,847,000	3.99%
Total fixed and hedged debt	$6,649,120	2.73%
Unhedged floating-rate debt	$765,868	6.69%
Total debt	$7,414,988	3.13%

The fair value of total debt outstanding was $6,826.2 million and $6,905.9 million as of March 31, 2024 and December 31, 2023, respectively, and was measured using Level 2 inputs.

As of March 31, 2024, the maximum borrowing levels for the ABS warehouse and the revolving credit facility were $1,125.0 million and $2,000.0 million, respectively. Certain of these facilities are governed by either borrowing bases or an unencumbered asset test that limits borrowing capacity. Based on those limitations, the availability under these credit facilities at March 31, 2024 was approximately $1,071.7 million.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company is subject to certain financial covenants under its debt financings. As of March 31, 2024, the Company was in compliance with all financial covenants in accordance with the terms of its debt agreements.

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

Certain assets of the Company's subsidiaries are pledged as collateral for various ABS facilities. Additionally, the Company may be required to post cash collateral on certain derivative agreements if the fair value of these contracts represents a liability. Any amounts of cash collateral posted are included in Other assets on the Consolidated Balance Sheets and are presented in operating activities on the Consolidated Statements of Cash Flows. As of March 31, 2024, the Company had cash collateral on derivative instruments of $2.1 million.

Within the next twelve months, the Company expects to reclassify $45.8 million of net unrealized and realized gains related to derivative instruments designated as cash flow hedges from accumulated other comprehensive income (loss) into earnings.

As of March 31, 2024, the Company had derivative agreements in place to fix interest rates on a portion of the borrowings under its debt facilities with floating interest rates as summarized below:

Derivatives	Notional Amount (in millions)	Weighted Average Fixed Leg (Pay) Interest Rate	Weighted Average Remaining Term
Interest Rate Swap(1)	$1,847.0	2.63%	3.4 years
(1)     Excludes certain interest rate swaps with an effective date in a future period ("forward starting swaps"). Including these instruments will increase total notional amount by $350.0 million and increase the weighted average remaining term to 4.4 years.

The following table summarizes the impact of derivative instruments on the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income on a pretax basis (in thousands):

		Three Months Ended March 31,
	Financial statement caption	2024	2023
Non-Designated Derivative Instruments
Unrealized (gains) losses	Unrealized (gain) loss on derivative instruments, net	$46	$(4)
Designated Derivative Instruments
Realized (gains) losses	Interest and debt (income) expense	$(14,545)	$(9,788)
Unrealized (gains) losses	Comprehensive (income) loss	$(37,690)	$15,741

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Derivative Instruments

The Company presents the fair value of derivative financial instruments on a gross basis as a separate line item on the Consolidated Balance Sheets.

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

The following tables summarizes the Company's segment information and the consolidated totals reported (in thousands):

	Three Months Ended March 31,
	2024			2023
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$369,689	$1,596	$371,285	$395,851	$1,872	$397,723
Trading margin	—	377	377	—	1,069	1,069
Net gain on sale of leasing equipment	14,622	—	14,622	15,500	—	15,500
Depreciation and amortization expense	135,875	206	136,081	148,250	185	148,435
Interest and debt expense	61,288	164	61,452	58,568	256	58,824
Segment income (loss) before income taxes(1)	136,793	1,603	138,396	160,270	2,499	162,769
Purchases of leasing equipment and investments in finance leases(2)	$74,308	$—	$74,308	$35,316	$—	$35,316

(1)     Segment income before income taxes excludes unrealized gains or losses on derivative instruments and debt termination expense. The Company recorded an immaterial amount of unrealized gains or losses on derivative instruments and did not record any debt termination expense for both the three months ended March 31, 2024 and 2023, respectively.
(2)     Represents cash disbursements for purchases of leasing equipment and investments in finance lease as reflected in the Consolidated Statements of Cash Flows for the periods indicated, but excludes cash flows associated with the purchase of equipment held for resale.

	March 31, 2024			December 31, 2023
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Equipment held for sale	$146,750	$19,462	$166,212	$165,184	$20,318	$185,502
Goodwill	220,864	15,801	236,665	220,864	15,801	236,665
Total assets	$10,981,930	$66,932	$11,048,862	$11,164,052	$68,816	$11,232,868

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

The following table summarizes the geographic allocation of total leasing revenues based on customers' primary domicile (in thousands):

	Three Months Ended March 31,
	2024	2023
Total leasing revenues:
Asia	$124,025	$140,235
Europe	198,900	208,126
Americas	32,802	34,393
Bermuda	1,072	1,367
Other International	14,486	13,602
Total	$371,285	$397,723

Since the majority of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, all of the Company's long-lived assets are considered to be international.

The following table summarizes the geographic allocation of equipment trading revenues based on the location of the sale (in thousands):

	Three Months Ended March 31,
	2024	2023
Total equipment trading revenues:
Asia	$1,990	$7,627
Europe	1,933	3,408
Americas	3,857	6,649
Bermuda	—	—
Other International	2,366	1,418
Total	$10,146	$19,102

Note 11—Commitments and Contingencies

Container Equipment Purchase Commitments

As of March 31, 2024, the Company had commitments to purchase equipment in the amount of $210.6 million to be paid in 2024.

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the Merger, a putative Triton shareholder filed two petitions demanding an appraisal of its shares under Bermuda law in the Supreme Court of Bermuda. The actions, captioned Oasis Core Investments Fund Ltd. v. Triton International Limited, 2023: Nos. 263 and 265, purport to demand appraisal in respect of 1,184,300 common shares of the Company (approximately 2.15% of the outstanding Triton common shares prior to the closing of the Merger). If a Bermuda court were to find that the fair value of the Triton common shares exceeded the value of the Merger Consideration, under the terms of the Merger Agreement, the Company would have to pay the additional amount for each Triton common share for which appraisal was validly sought in accordance with Bermuda law. The court may in its discretion award the prevailing party its costs, including attorney's fees, at the conclusion of the proceeding. Brookfield Infrastructure has already paid the Merger Consideration due under the terms of the Merger Agreement in cash with respect to these shares. The proceedings are ongoing, and the Company cannot predict with certainty at this time the outcome of the appraisal proceedings or when this matter will be resolved.

Note 12—Income Taxes

The Company is a Bermuda exempted company. Bermuda does not currently impose a corporate income tax. The Company is subject to taxation in certain foreign jurisdictions on a portion of its income attributable to such jurisdictions. The two main subsidiaries of Triton are Triton Container International Limited ("TCIL") and TAL International Group ("TAL"). TCIL is a Bermuda exempted company and therefore no income tax is imposed. However, a portion of TCIL’s income is subject to taxation in the U.S. TAL is a U.S. company and therefore is subject to taxation in the U.S.

The following table summarizes the Company's effective tax rate:

	Three Months Ended March 31,
	2024	2023
Effective Income Tax Rate	9.3%	8.0%

The Company has computed the provision for income taxes based on the estimated annual effective tax rate and the application of discrete items, if any, in the applicable period. The increase in the effective tax rate for the three months ended March 31, 2024, compared to the same period in 2023 was primarily due to nondeductible transaction costs incurred in the first quarter of 2024 in connection with the Merger.

Note 13—Related Party Transactions

The Company holds a 50% interest in Tristar Container Services (Asia) Private Limited ("Tristar"), which is primarily engaged in the selling and leasing of container equipment in the domestic and short sea markets in India.  The Company's equity investment in Tristar is included in Other assets on the Consolidated Balance Sheets. The Company received payments on finance leases with Tristar of $0.5 million for both the three months ended March 31, 2024 and 2023. The Company has a finance lease receivable balance with Tristar of $5.3 million and $5.7 million as of March 31, 2024 and December 31, 2023, respectively.

Note 14—Subsequent Events

On April 29, 2024, the Company's Board of Directors approved and declared a cash dividend on its issued and outstanding preference shares, payable on June 14, 2024 to holders of record at the close of business on June 7, 2024 as follows:

Preference Share Series	Dividend Rate	Dividend Per Share
Series A	8.500%	$0.5312500
Series B	8.000%	$0.5000000
Series C	7.375%	$0.4609375
Series D	6.875%	$0.4296875
Series E	5.750%	$0.3593750

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On April 3, 2024, the Company issued a series of ABS fixed-rate notes in the amount of $450.0 million at a weighted average interest rate of 5.55% and an expected maturity date of May 2034. Prior to the closing of the debt issuance, the Company obtained a $18.7 million irrevocable standby Letter of Credit on March 29, 2024, to satisfy the restricted cash balance requirements equal to nine months of interest expense. See Note 8 - "Debt" for more detailed information regarding Letters of Credit.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements included in our 2023 Annual Report on Form 10-K. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties discussed under "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" in our 2023 Annual Report on Form 10-K, in this Quarterly Report on Form 10-Q and in any subsequent Quarterly Reports on Form 10-Q to be filed by us, as well as in the other documents we file with the Securities and Exchange Commission (the "SEC") from time to time. Our actual results may differ materially from those contained in or implied by any forward-looking statements. References in this Quarterly Report on Form 10-Q to the "Company," "Triton," "we," "us" and "our" refer to Triton International Limited and, where appropriate, its consolidated subsidiaries.

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

Brookfield Infrastructure Transaction

On September 28, 2023, we completed the transactions contemplated by the Agreement and Plan of Merger, dated as of April 11, 2023 (the “Merger Agreement”), by and among the Company, Brookfield Infrastructure Corporation (“BIPC”), Thanos Holdings Limited (“Parent”) and Thanos Merger Sub Limited, a subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub merged with and into Triton (the “Merger”), with Triton surviving the Merger as a subsidiary of Parent. Following the closing of the Merger, all of our common shares are privately held, and are no longer traded on the New York Stock Exchange.

Operations

Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of March 31, 2024, our total fleet consisted of 4.0 million containers and chassis, representing 6.8 million twenty-foot equivalent units ("TEU") or 7.5 million cost equivalent units ("CEU"). We have an extensive global presence, offering leasing services through a worldwide network of local offices, and we utilize third-party container depots spread across over 46 countries to provide customers global access to our container fleet. Our primary customers include the world's largest container shipping lines.

The most important driver of profitability in our business is the extent to which leasing revenues, which are driven by our owned equipment fleet size, utilization and average lease rates, exceed our ownership and operating costs. Our profitability is also driven by the gains or losses we realize on the sale of used containers and the margins generated from trading new and used containers.

We lease five types of equipment: dry containers, refrigerated containers, special containers, tank containers, and chassis. Our in-house equipment sales group manages the sale process for our used containers and chassis from our equipment leasing fleet and sells used and new containers and chassis acquired from third parties.

The following table summarizes the percentage of our equipment fleet in terms of units and CEU as of March 31, 2024:

Equipment Type	Percentage of total fleet in units	Percentage of total fleet in CEU
Dry	90.2%	71.2%
Refrigerated	5.4	21.4
Special	2.5	3.5
Tank	0.3	1.3
Chassis	0.7	1.9
Equipment leasing fleet	99.1	99.3
Equipment trading fleet	0.9	0.7
Total	100.0%	100.0%

TEU and CEU are standard industry measures of fleet size and are used to measure the quantity of containers that make up our revenue earning assets. CEU is a ratio used to convert the actual number of containers in our fleet to a figure based on an estimate for the historical average relative purchase prices of our various equipment types to that of a 20-foot dry container. For example, the CEU ratio for a 40-foot high cube dry container is 1.70, and a 40-foot high cube refrigerated container is 7.50. These factors may differ slightly from CEU ratios used by others in the industry.

We categorize our operating leases as either long-term leases or service leases. Some leases have contractual terms that have features reflective of both long-term and service leases. We classify such leases as either long-term or service leases, depending upon which features we believe are predominant. For example, some leases that provide redelivery flexibility during the lease term are classified as long-term leases in cases where lessees have made large upfront payments to reduce their lease payment during the lease term or in cases where lessees will incur significant redelivery fees if containers are returned during the lease term. Such leases are generally considered to be long-term leases based on the expected on-hire time and the economic protection achieved by the lease economics. Our long-term leases generally require our customers to maintain specific units on-hire for the duration of the lease term, and they provide us with predictable recurring cash flow. Long-term leases typically have initial contractual terms ranging from five to eight or more years.

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

The following table provides a summary of our equipment lease portfolio by lease type, based on CEU as of March 31, 2024:

Lease Portfolio	By CEU
Long-term leases	68.4%
Finance leases	9.2
Subtotal	77.6
Service leases	6.3
Expired long-term leases, non-sale age (units on-hire)	7.8
Expired long-term leases, sale-age (units on-hire)	8.3
Total	100.0%

As of March 31, 2024, our long-term and finance leases combined had a weighted average remaining contractual term by CEU of approximately 55 months assuming no leases are renewed.

Operating Performance Summary

Our operating and financial performance in the first quarter of 2024 was strong. The first quarter typically marks the slow season for container leasing; however this year we experienced strong demand for both new and used containers mostly as a result of the Red Sea conflict which caused increased voyage times and supply chain inefficiencies. These factors led to an increase in container pick up and sales activity, as well as an increase in fleet utilization.

As of March 31, 2024, the net book value of our revenue earning assets was $10.3 billion, a decrease of 1.6% compared to December 31, 2023 and a decrease of 7.1% compared to March 31, 2023. The net book value of our revenue earnings assets decreased compared to the fourth quarter of 2023 primarily due to an increase in sales volume, partially offset by an increase in new equipment purchases in the first quarter of 2024. Limited procurement during 2023 as a result of slow market conditions resulted in a decrease in fleet size in the first quarter of 2024 compared to the prior year. During the first quarter of 2024, we placed orders for $286.3 million in new containers for delivery in 2024.

Our utilization increased in the first quarter of 2024 compared to prior periods primarily due to the increase in pick-up activity, as well as a decrease in drop-off volumes. Average utilization for the first quarter of 2024, fourth quarter of 2023 and first quarter of 2023 was 97.7%, 96.4%, and 97.6% respectively; and ending utilization for the same periods was 98.2%, 96.5%, and 97.2%. Utilization is computed by dividing our total units on lease (in CEU) by the total units in our fleet (in CEU) excluding new units not yet leased and off-hire units designated for sale.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, borrowings under our debt facilities and proceeds from other financing activities. Our principal uses of cash include capital expenditures, debt service, and dividends.

For the trailing twelve months ended March 31, 2024, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment, was $1,459.4 million. In addition, as of March 31, 2024, we had $51.7 million of unrestricted cash and cash equivalents and $1,945.0 million of borrowing capacity remaining under our existing credit facilities.

As of March 31, 2024, our cash commitments in the next twelve months include $953.6 million of scheduled principal payments on our existing debt facilities and $243.2 million of committed but unpaid capital expenditures, primarily for the purchase of new equipment.

We believe that cash generated from operating activities, existing cash, proceeds from the sale of our leasing equipment, and availability under our credit facilities will be sufficient to meet our obligations over the next twelve months and beyond.

Capital Activity

During the three months ended March 31, 2024, the Company paid dividends on preference shares of $13.0 million and paid a cash dividend of $200.0 million on the common shares of the Company to Parent. The Company also paid $0.9 million for transaction costs related to the Merger on behalf of Parent.

Debt Activity
On April 3, 2024, the Company issued a series of securitization ("ABS") fixed-rate notes in the amount of $450.0 million at a weighted average interest rate of 5.55% and an expected maturity date of May 2034. The proceeds from this issuance were used to partially pay down the Company's existing revolver debt. See Note 14 - "Subsequent Events" in the Notes to the Unaudited Consolidated Financial Statements for additional information.

In the first quarter of 2024, the Company obtained irrevocable standby Letters of Credit on its existing ABS facilities at March 31, 2024 to satisfy the restricted cash balance requirements in designated bank accounts equal to nine months of interest expense. Subsequent to the closing of the Letters of Credit, the restricted cash balance held at the Trustee was released in the amount of $38.3 million and the proceeds were used for general corporate purposes. The Company also amended its $1,125.0 million ABS warehouse facility to extend the conversion date to January 22, 2027, after which borrowings will convert to term notes with a final maturity date of January 22, 2031 and pay interest at daily compounded SOFR plus 2.60%.

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

Credit Ratings

Our investment-grade corporate and long-term debt credit ratings enable us to lower our cost of funds and broaden our access to attractively priced capital. While a ratings downgrade, on its own, would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of our financings. Additionally, under the terms of our senior notes and preference shares, certain ratings downgrades following the occurrence of a change of control, as more fully described in the relevant agreements governing those instruments, could give holders of those instruments certain redemption or conversion rights. The Company's long-term debt and corporate rating of BBB- from Fitch Ratings and BBB from S&P Global Ratings remained unchanged in the first quarter of 2024.

Debt Agreements

As of March 31, 2024, our outstanding indebtedness was comprised of the following (amounts in millions):

	March 31, 2024
	Outstanding Borrowings	Maximum Borrowing Level
Secured Debt Financings
Securitization term instruments	$2,502.1	$2,502.1
Securitization warehouse	160.0	1,125.0
Total secured debt financings	2,662.1	3,627.1
Unsecured Debt Financings
Senior notes	2,300.0	2,300.0
Term loan facility	1,432.9	1,432.9
Revolving credit facility	1,020.0	2,000.0
Total unsecured debt financings	4,752.9	5,732.9
Total debt financings	7,415.0	9,360.0
Unamortized debt costs	(43.5)	—
Unamortized debt premiums & discounts	(3.6)	—
Debt, net of unamortized costs	$7,367.9	$9,360.0

The maximum borrowing levels depicted in the table above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by either borrowing bases or an unencumbered asset test that limits borrowing capacity. Based on those limitations, the availability under these credit facilities at March 31, 2024 was approximately $1,071.7 million.
As of March 31, 2024, we had a combined $6,649.1 million of total debt on facilities with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap contracts. This accounts for 90% of our total debt.

For additional information on our debt, please refer to Note 8 - "Debt" in the Notes to the Unaudited Consolidated Financial Statements.

Debt Covenants

We are subject to certain financial covenants related to leverage and interest coverage as defined in our debt agreements. Failure to comply with these covenants could result in a default under the related credit agreements and the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors. As of March 31, 2024, we were in compliance with all such covenants.

Cash Flow

The following table sets forth certain cash flow information for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023	Variance
Net cash provided by (used in) operating activities	$257,517	$302,817	$(45,300)
Net cash provided by (used in) investing activities	$15,216	$52,263	$(37,047)
Net cash provided by (used in) financing activities	$(320,578)	$(345,532)	$24,954

Operating Activities

Net cash provided by operating activities decreased by $45.3 million to $257.5 million for the three months ended March 31, 2024, compared to $302.8 million in the same period in 2023. The decrease was primarily due to lower profitability in the current period of $39.4 million. In addition, we had net equipment purchases for resale in the first quarter of 2024 compared to net equipment disposals in the prior year, resulting in a decrease in cash provided by operating activities of $8.7 million.

Investing Activities

Net cash provided by investing activities decreased by $37.0 million to $15.2 million for the three months ended March 31, 2024, compared to $52.3 million in the same period in 2023. The change in net cash provided by investing activities was primarily due to a $39.0 million increase in the purchases of leasing equipment.

Financing Activities

Net cash used in financing activities decreased by $25.0 million to $320.6 million for the three months ended March 31, 2024, compared to $345.5 million in the same period in 2023. We had an increase in debt borrowings of $145.0 million partially offset by debt repayments of $76.8 million resulting in cash provided by financing activities of $68.2 million. In the first quarter of 2024, we paid a $200.0 million dividend to Parent, whereas in the same period last year we paid $38.9 million in dividends and had share repurchases of $116.7 million, resulting in cash used in financing activities of $44.4 million.

Results of Operations

The following table summarizes our comparative results of operations (in thousands):

	Three Months Ended March 31,
	2024	2023	Variance
Leasing revenues:
Operating leases	$346,216	$370,348	$(24,132)
Finance leases	25,069	27,375	(2,306)
Total leasing revenues	371,285	397,723	(26,438)

Equipment trading revenues	10,146	19,102	(8,956)
Equipment trading expenses	(9,769)	(18,033)	8,264
Trading margin	377	1,069	(692)

Net gain (loss) on sale of leasing equipment	14,622	15,500	(878)

Operating expenses:
Depreciation and amortization	136,081	148,435	(12,354)
Direct operating expenses	22,747	23,241	(494)
Administrative expenses	21,809	22,864	(1,055)
Transaction and other costs	5,512	—	5,512
Provision (reversal) for doubtful accounts	466	(1,797)	2,263
Total operating expenses	186,615	192,743	(6,128)
Operating income (loss)	199,669	221,549	(21,880)
Other (income) expenses:
Interest and debt expense	61,452	58,824	2,628
Unrealized (gain) loss on derivative instruments, net	46	(4)	50
Other (income) expense, net	(179)	(44)	(135)
Total other (income) expenses	61,319	58,776	2,543
Income (loss) before income taxes	138,350	162,773	(24,423)
Income tax expense (benefit)	12,807	12,960	(153)
Net income (loss)	$125,543	$149,813	$(24,270)
Less: dividends on preferred shares	13,028	13,028	—
Net income (loss) attributable to common shareholder	$112,515	$136,785	$(24,270)

Comparison of the Three months ended March 31, 2024 and 2023

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

	Three Months Ended March 31,
	2024	2023	Variance
Leasing revenues:
Operating leases
Per diem revenues	$330,789	$352,180	$(21,391)
Fee and ancillary revenues	15,427	18,168	(2,741)
Total operating lease revenues	346,216	370,348	(24,132)
Finance leases	25,069	27,375	(2,306)
Total leasing revenues	$371,285	$397,723	$(26,438)

Total leasing revenues were $371.3 million for the three months ended March 31, 2024 compared to $397.7 million in the same period in 2023, a decrease of $26.4 million.

Per diem revenues were $330.8 million for the three months ended March 31, 2024 compared to $352.2 million in the same period in 2023, a decrease of $21.4 million. The primary reasons for the decrease were as follows:
•$14.2 million decrease due to a decrease of approximately 0.3 million CEU in the average number of containers on-hire; and
•$7.5 million decrease due to a decrease in the average lease rates for our dry and refrigerated container product lines as a result of the impact of sizable lease extension transactions completed in 2023 at lower rates.

Fee and ancillary lease revenues were $15.4 million for the three months ended March 31, 2024 compared to $18.2 million in the same period in 2023, a decrease of $2.8 million, primarily due to a decrease in repair revenue as a result of a lower volume of redeliveries partially offset by an increase in handling revenue due to an increase in pickup activity.

Finance lease revenues were $25.1 million for the three months ended March 31, 2024 compared to $27.4 million in the same period in 2023, a decrease of $2.3 million. This decrease was primarily due to the runoff of the existing portfolio.

Trading margin.    Trading margin was $0.4 million for the three months ended March 31, 2024 compared to $1.1 million in the same period in 2023, a decrease of $0.7 million. Container selling margins decreased in 2024 as a result of a decrease in both sales volume and selling prices.

Net gain (loss) on sale of leasing equipment.    Gain on sale of equipment was $14.6 million for the three months ended March 31, 2024 compared to $15.5 million in the same period in 2023, a decrease of $0.9 million. The decrease was primarily due to a decrease in the average sale price of used dry and refrigerated containers, partially offset by an increase in sales volume.

Depreciation and amortization.    Depreciation and amortization was $136.1 million for the three months ended March 31, 2024 compared to $148.4 million in the same period in 2023, a decrease of $12.3 million. The primary reasons for the decrease were as follows:
•$16.3 million decrease due to an increase in the number of containers that have become fully depreciated or reclassified to assets held for sale; partially offset by a
•$2.3 million increase due to new production units placed on-hire during 2023 that have a full quarter of depreciation in 2024, as well as new production units placed on-hire in the current year.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, store equipment when it is not on lease and reposition equipment from locations with weak leasing demand. Direct operating expenses were $22.7 million for the three months ended March 31, 2024 compared to $23.2 million in the same period in 2023, a decrease of $0.5 million. The primary reasons for the decrease were as follows:
•$2.3 million decrease in repair costs resulting from lower volume of re-deliveries; partially offset by a

•$1.5 million increase in storage expense resulting from idle units in higher rate locations coupled with an increase in rates globally due to limited depot space.

Administrative expenses.    Administrative expenses were $21.8 million for the three months ended March 31, 2024 compared to $22.9 million in the same period in 2023, a decrease of $1.1 million primarily due to a decrease in costs associated with being a public company.

Transaction and other costs.  Included in the three months ended March 31, 2024 were $5.5 million of transaction and other related costs associated with the Merger, primarily related to employee compensation costs.

Provision (reversal) for doubtful accounts. Provision for doubtful accounts was $0.5 million for the three months ended March 31, 2024 compared to a reversal for doubtful accounts of $1.8 million in the same period in 2023. In the first quarter of 2024, we established a reserve for $0.5 million for a customer outstanding balance not expected to be received. In the first quarter of 2023, we reversed $1.8 million of reserves established in 2022 due to better than expected recoveries.

Interest and debt expense.    Interest and debt expense was $61.4 million for the three months ended March 31, 2024, compared to $58.8 million in the same period in 2023, an increase of $2.6 million. The primary reasons for the increase were as follows:
•$6.4 million increase due to an increase in the average effective interest rate to 3.27% from 2.93% due to an increase in variable interest rates on the unhedged portion of our debt and the repayment of lower yielding fixed rate debt in the third quarter of 2023, some of which was replaced with variable rate debt at a higher rate; partially offset by a
•$4.0 million decrease due to a reduction in the average debt balance of $537.9 million.

Income tax expense (benefit). Income tax expense was $12.8 million for the three months ended March 31, 2024, compared to $13.0 million in the same period in 2023, a decrease of $0.2 million. The decrease in income tax expense was primarily the result of a decrease in pre-tax income, partially offset by a higher effective tax rate. The Company's effective tax rate was 9.3% for the three months ended March 31, 2024 compared, to 8.0% in the same period in 2023. The increase in the effective tax rate was primarily due to nondeductible transaction costs incurred in the first quarter of 2024 in connection with the Merger.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which requires us to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. For a discussion of our critical accounting estimates, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Annual Report on Form 10-K. There have been no significant changes to our critical accounting estimates since our 2023 Annual Report on Form 10-K.

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

As of March 31, 2024, we had derivative agreements in place to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Derivatives	Notional Amount (in millions)	Weighted Average Fixed Leg (Pay) Interest Rate	Weighted Average Remaining Term
Interest Rate Swap(1)	$1,847.0	2.63%	3.4 years
(1)     Excludes certain interest rate swaps with an effective date in a future period ("forward starting swaps"). Including these instruments will increase total notional amount by $350.0 million and increase the weighted average remaining term to 4.4 years.

Our derivative agreements are designated as cash flow hedges for accounting purposes. Any unrealized gains or losses related to the changes in fair value are recognized in accumulated other comprehensive income and reclassified to interest and debt expense as they are realized. As of March 31, 2024, we have certain interest rate cap agreements that are non-designated derivatives and changes in fair value are recognized as unrealized (gain) loss on derivative instruments, net, on the Consolidated Statements of Operations.

Approximately 90% of our debt is either fixed or hedged using derivative instruments which helps mitigate the impact of changes in short-term interest rates. A 100 basis point increase in the interest rates on our unhedged debt (SOFR) would result in an increase of approximately $7.2 million in interest expense over the next 12 months.

Foreign currency exchange rate risk

The U.S. dollar is the operating currency for the large majority of our leases and obligations, and most of our revenues and expenses are denominated in U.S. dollars. However, we pay our non-U.S. staff in local currencies, and a portion of our direct operating expenses and disposal transactions for our older containers are denominated in foreign currencies. We record realized and unrealized foreign currency exchange gains and losses primarily due to fluctuations in exchange rates related to our Euro and Pound Sterling transactions and our foreign denominated assets and liabilities in Administrative expenses in the Consolidated Statements of Operations.

Net foreign currency exchange (gains) losses were immaterial for the three months ended March 31, 2024 and 2023.

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of March 31, 2024. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded, as of March 31, 2024, that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS.

Our business is subject to numerous risks. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under Item 1A. “Risk Factors” in our 2023 Annual Report on Form 10-K. These factors could materially adversely affect our business, financial condition, results of operations and cash flows, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report on Form 10-Q. There have been no material changes in our risk factors since our 2023 Annual Report on Form 10-K.

ITEM 6.    EXHIBITS.

Exhibit Number	Exhibit Description
10.1+	Triton International Limited Long-Term Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 1, 2024)
10.2+	Form of Award Agreement pursuant to the Triton International Limited Long-Term Cash Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 1, 2024)
22.1	List of Subsidiary Guarantors and Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22.1 to the Company's Current Report on Form 8-K filed January 19, 2022)
31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Instance Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Inline XBRL Data (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________________________________________________

+	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRITON INTERNATIONAL LIMITED

May 8, 2024	By:	/s/ MICHAEL S. PEARL
Michael S. Pearl
Chief Financial Officer