Form 10-Q
period 2024-06-30
Triton International Ltd
filed 2024-08-02
CIK 1660734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 30, 2024, there were 101,158,891 common shares at $0.01 par value per share of the Registrant outstanding, all of which were held by an affiliate of Brookfield Infrastructure.

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
•risks related to the acquisition of Triton by Brookfield Infrastructure, including the potentially divergent interests of our sole common shareholder and the holders of our outstanding indebtedness and preference shares, and our reliance on certain corporate governance exemptions;
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

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

TRITON INTERNATIONAL LIMITED
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS:
Leasing equipment, net of accumulated depreciation of $4,642,142 and $4,482,185	$8,504,236	$8,768,917
Net investment in finance leases	1,631,552	1,507,292
Equipment held for sale	127,719	185,502
Revenue earning assets	10,263,507	10,461,711
Cash and cash equivalents	42,067	57,776
Restricted cash	44,936	91,450
Accounts receivable, net of allowances of $1,027 and $738	265,956	243,443
Goodwill	236,665	236,665
Lease intangibles, net of accumulated amortization of $297,803 and $296,494	654	1,963
Other assets	36,827	44,254
Fair value of derivative instruments	121,097	95,606
Total assets	$11,011,709	$11,232,868
LIABILITIES AND SHAREHOLDERS' EQUITY:
Equipment purchases payable	$28,048	$31,597
Fair value of derivative instruments	1,365	1,827
Deferred revenue	223,151	259,023
Accounts payable and other accrued expenses	119,519	116,888
Net deferred income tax liability	415,382	415,901
Debt, net of unamortized costs of $45,224 and $43,924	7,289,500	7,470,634
Total liabilities	8,076,965	8,295,870
Shareholders' equity:
Preferred shares, $0.01 par value, at liquidation preference	730,000	730,000
Common shares, $0.01 par value, 270,000,000 shares authorized, 101,158,891 shares issued and outstanding	1,012	1,012
Undesignated shares, $0.01 par value, 800,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital (deficit)	(306,474)	(308,114)
Accumulated earnings	2,400,549	2,428,531
Accumulated other comprehensive income (loss)	109,657	85,569
Total shareholders' equity	2,934,744	2,936,998
Total liabilities and shareholders' equity	$11,011,709	$11,232,868
The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Leasing revenues:
Operating leases	$350,965	$360,004	$697,181	$730,352
Finance leases	28,024	26,535	53,093	53,910
Total leasing revenues	378,989	386,539	750,274	784,262

Equipment trading revenues	13,971	26,426	24,117	45,528
Equipment trading expenses	(12,049)	(24,512)	(21,818)	(42,545)
Trading margin	1,922	1,914	2,299	2,983

Net gain (loss) on sale of leasing equipment	(38,118)	21,583	(23,496)	37,083

Operating expenses:
Depreciation and amortization	135,536	146,880	271,617	295,315
Direct operating expenses	17,032	24,837	39,779	48,078
Administrative expenses	24,012	23,397	45,821	46,261
Transaction and other costs	16,139	2,579	21,651	2,579
Provision (reversal) for doubtful accounts	(1,956)	(760)	(1,490)	(2,557)
Total operating expenses	190,763	196,933	377,378	389,676
Operating income (loss)	152,030	213,103	351,699	434,652
Other (income) expenses:
Interest and debt expense	61,386	57,314	122,838	116,138
Other (income) expense, net	55	(269)	(78)	(317)
Total other (income) expenses	61,441	57,045	122,760	115,821
Income (loss) before income taxes	90,589	156,058	228,939	318,831
Income tax expense (benefit)	13,153	14,296	25,960	27,256
Net income (loss)	$77,436	$141,762	$202,979	$291,575
Less: dividends on preferred shares	13,028	13,028	26,056	26,056
Net income (loss) attributable to common shareholder	$64,408	$128,734	$176,923	$265,519

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$77,436	$141,762	$202,979	$291,575
Other comprehensive income (loss), net of tax:
Change in derivative instruments designated as cash flow hedges	13,720	38,364	50,505	23,128
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges	(13,111)	(10,187)	(26,323)	(18,916)
Foreign currency translation adjustment	(39)	32	(94)	50
Other comprehensive income (loss), net of tax	570	28,209	24,088	4,262
Comprehensive income	78,006	169,971	227,067	295,837
Less:
Dividends on preferred shares	13,028	13,028	26,056	26,056
Comprehensive income attributable to common shareholder	$64,978	$156,943	$201,011	$269,781

Tax (benefit) provision on change in derivative instruments designated as cash flow hedges	$301	$1,706	$1,206	$1,201
Tax (benefit) provision on reclassification of (gain) loss on derivative instruments designated as cash flow hedges	$(1,322)	$(1,178)	$(2,655)	$(2,237)

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)
(Unaudited)

	Preferred Shares		Common Shares		Treasury Shares		Add'l Paid in Capital (Deficit)	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	29,200,000	$730,000	101,158,891	$1,012	—	$—	$(308,114)	$2,428,531	$85,569	$2,936,998
Net income (loss)	—	—	—	—	—	—	—	125,543	—	125,543
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	23,518	23,518
Contributed capital from Parent	—	—	—	—	—	—	820	—	—	820
Distribution to Parent	—	—	—	—	—	—	—	(913)	—	(913)
Common shares dividend to Parent	—	—	—	—	—	—	—	(200,000)	—	(200,000)
Preferred shares dividend declared	—	—	—	—	—	—	—	(13,028)	—	(13,028)
Balance as of March 31, 2024	29,200,000	$730,000	101,158,891	$1,012	—	$—	$(307,294)	$2,340,133	$109,087	$2,872,938
Net income (loss)	—	—	—	—	—	—	—	77,436	—	77,436
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	570	570
Contributed capital from Parent	—	—	—	—	—	—	820	—	—	820
Distribution to Parent	—	—	—	—	—	—	—	(3,992)	—	(3,992)
Preferred shares dividend declared	—	—	—	—	—	—	—	(13,028)	—	(13,028)
Balance as of June 30, 2024	29,200,000	$730,000	101,158,891	$1,012	—	$—	$(306,474)	$2,400,549	$109,657	$2,934,744

`	Preferred Shares		Common Shares		Treasury Shares		Add'l Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	29,200,000	$730,000	81,383,024	$814	24,494,785	$(1,077,559)	$909,911	$2,531,928	$109,269	$3,204,363
Share-based compensation expense	—	—	135,716	1	—	—	2,212	—	—	2,213
Treasury shares acquired	—	—	—	—	1,744,616	(116,960)	—	—	—	(116,960)
Share repurchase to settle shareholder tax obligations	—	—	(77,326)	(1)	—	—	(5,479)	—	—	(5,480)
Net income (loss)	—	—	—	—	—	—	—	149,813	—	149,813
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(23,947)	(23,947)
Common shares dividend declared ($0.70 per share)	—	—	—	—	—	—	—	(39,214)	—	(39,214)
Preferred shares dividend declared	—	—	—	—	—	—	—	(13,028)	—	(13,028)
Balance as of March 31, 2023	29,200,000	$730,000	81,441,414	$814	26,239,401	$(1,194,519)	$906,644	$2,629,499	$85,322	$3,157,760
Share-based compensation expense	—	—	—	—	—	—	2,567	—	—	2,567
Treasury shares acquired	—	—	—	—	140,000	(8,701)	—	—	—	(8,701)
Net income (loss)	—	—	—	—	—	—	—	141,762	—	141,762
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	28,209	28,209
Common shares dividend declared ($0.70 per share)	—	—	—	—	—	—	—	(38,677)	—	(38,677)
Preferred shares dividend declared	—	—	—	—	—	—	—	(13,028)	—	(13,028)
Balance as of June 30, 2023	29,200,000	$730,000	81,441,414	$814	26,379,401	$(1,203,220)	$909,211	$2,719,556	$113,531	$3,269,892
The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$202,979	$291,575
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	271,617	295,315
Amortization of deferred debt cost and other debt related amortization	4,614	3,939
Lease related amortization	1,360	2,797
Other non-cash compensation costs	1,640	4,780
Net (gain) loss on sale of leasing equipment	23,496	(37,083)
Unrealized (gain) loss on derivative instruments	47	(4)
Deferred income taxes	930	5,234
Changes in operating assets and liabilities:
Accounts receivable, net	(18,097)	(31,235)
Deferred revenue	(35,872)	(35,595)
Accounts payable and other accrued expenses	3,419	1,654
Equipment sold (purchased) for resale activity	2,131	1,997
Cash collections on finance lease receivables, net of income earned	59,811	115,523
Other assets	7,175	(11,288)
Net cash provided by (used in) operating activities	525,250	607,609
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(368,160)	(119,514)
Proceeds from sale of equipment, net of selling costs	200,727	180,312
Other	(61)	2
Net cash provided by (used in) investing activities	(167,494)	60,800
Cash flows from financing activities:
Purchases of treasury shares	—	(129,776)
Debt issuance costs	(8,757)	—
Borrowings under debt facilities	1,319,855	70,000
Payments under debt facilities and finance lease obligations	(1,500,116)	(528,213)
Dividends paid on preferred shares	(26,056)	(26,056)
Dividends paid on common shares	(200,000)	(77,209)
Distribution to Parent	(4,905)	—
Other	—	(5,480)
Net cash provided by (used in) financing activities	(419,979)	(696,734)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(62,223)	$(28,325)
Cash, cash equivalents and restricted cash, beginning of period	149,226	186,309
Cash, cash equivalents and restricted cash, end of period	$87,003	$157,984
Supplemental disclosures:
Interest paid	$117,840	$112,884
Income taxes paid (refunded)	$8,921	$24,754
Non-cash operating activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,326	$791
Non-cash investing activities:
Equipment purchases payable	$28,048	$26,783
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

The unaudited interim financial statements have been prepared on a basis consistent with the Company's annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company's financial position, results of operations, comprehensive income, shareholders' equity, and cash flows for the periods presented. The Consolidated Balance Sheet as of December 31, 2023, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. The consolidated results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024 or for any other future annual or interim period.

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

Concentration of Credit Risk

The Company's equipment leases and trade receivables subject it to potential credit risk. The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis. As a percent of its lease billings, the Company's three largest customers accounted for 20%, 19%, and 13% for the six months ended June 30, 2024 and 19%, 16% and 11% for the six months ended June 30, 2023.

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

The Company incurred certain costs related to the Merger that are included in Transaction and other costs in the Company’s Consolidated Statements of Operations. For the three and six months ended June 30, 2024, transaction and other costs primarily consisted of employee incentive and retention compensation costs and legal expenses and other costs associated with the Merger. For both the three and six months ended June 30, 2023, transaction and other costs primarily consisted of advisory fees incurred in connection with the Merger. See Note 5 - "Other Compensation Costs - Other Compensation" for more detailed information regarding employee incentive and retention compensation.

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

The following table summarizes the Company's components of Net gain (loss) on sale of leasing equipment on the Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Impairment (loss) reversal on equipment held for sale	$(885)	$(1,778)	$(2,081)	$(2,811)
Gain (loss) on sale of equipment, net of selling costs	19,870	23,361	35,688	39,894
Up-front (loss) on finance lease	(57,103)	—	(57,103)	—
Net gain (loss) on sale of leasing equipment	$(38,118)	$21,583	$(23,496)	$37,083

During the second quarter of 2024, the Company entered into a finance lease transaction which included certain containers purchased during the COVID-19 pandemic with carrying values that were higher than current market values, resulting in an up-front loss of $57.1 million and corresponding reduction to the net book value of revenue earning assets.

Note 4—Intangible Assets

Intangible assets consist of lease intangibles for leases acquired with lease rates above market in a business combination. As of June 30, 2024, the remaining $0.7 million of intangible assets will be fully amortized in 2024.

Amortization expense related to intangible assets was $0.6 million and $1.3 million for the three and six months ended June 30, 2024, respectively and $1.2 million and $2.6 million for the three and six months ended June 30, 2023, respectively.

Note 5—Other Compensation Costs

Long-Term Cash Incentive Plan

During the first quarter of 2024, the Company adopted a Long-Term Cash Incentive Plan that allows incentive awards to be granted to certain employees and consultants of the Company. The Company granted 2024 long-term cash incentive awards with a specified cash target value (“2024 LTIP Awards”) during the first quarter of 2024. The 2024 LTIP Awards will vest in equal installments on January 15, 2026 and January 15, 2027, subject to the participant's continued service with the Company. Payouts of the awards will be based on the Company’s valuation at vesting plus cumulative cash dividends and return of capital distributions paid by the Company over the vesting period. The aggregate target value of the 2024 LTIP Awards at the grant date was $11.2 million, which will be recognized as compensation expense over the vesting period. For the three and six months ended June 30, 2024, the Company recognized $0.9 million and $1.9 million, respectively, of compensation expense for the 2024 LTIP Awards in Administrative expenses on the Consolidated Statements of Operations.

Long-Term Incentive Awards

In the fourth quarter of 2023, certain senior executives of the Company were granted 750 incentive units pursuant to a long-term incentive program established by Brookfield Infrastructure. The awards (the “Incentive Units”) will vest in five equal annual installments on each of the first five anniversaries of the closing date of the Merger, subject to the participants' continued employment or service. During the second quarter of 2024, 125 additional Incentive Units were granted under this program in the form of bonus unit awards. The total number of Incentive Units granted under the long-term incentive program was 875 as of June 30, 2024. Payment obligations under the program (if any) are the responsibility of Brookfield Infrastructure. For additional information regarding the Incentive Units, please refer to the section titled "Post-Merger Long-Term Incentive Awards Granted by Brookfield Infrastructure" in Part III, Item 11. "Executive Compensation" in the 2023 Annual Report on Form 10-K.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company will recognize compensation cost for the Incentive Units on a straight-line basis over the five-year vesting period based on the fair value of the awards. The fair value at grant date of $16.4 million is related to both units granted and additional units that are expected to be granted under this program in 2024. The fair value remains unchanged as of June 30, 2024. The fair value was calculated using a Black-Scholes pricing formula including the following significant assumptions:

Underlying market price	$100/share
Volatility	34.35%
Expected term	5 years
Risk-free rate	4.10%

For the three and six months ended June 30, 2024, the Company recognized $0.8 million and $1.6 million, respectively, of compensation expense for the Incentive Units in Administrative expenses on the Consolidated Statements of Operations. Changes in the fair value at each subsequent reporting date will be recognized as compensation expense based on the portion of vesting or service period lapsed from the grant date through the reporting date.

Other Compensation

Prior to the completion of the Merger, the Company recognized share-based compensation expense for share-based awards based on the grant date fair value. The expense was recognized over the employee's requisite service period, or vesting period of the equity award, approximately three years. The Company recognized share-based compensation expense in Administrative expenses of $2.6 million and $4.8 million for the three and six months ended June 30, 2023, respectively.

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

The following table summarizes activity related to these awards for the six months ended June 30, 2024 (in millions):

Accrued compensation liability at December 31, 2023	$41.6
Compensation expense(1)	8.0
Payments(2)	(18.0)
Accrued compensation liability at June 30, 2024	$31.6

Unrecognized compensation costs(3)	$4.0

(1)     Included in Transaction and other costs in the Consolidated Statements of Operations.
(2)     Amounts paid to participants primarily related to awards granted in 2021 that vested in January 2024.
(3)     Unrecognized compensation costs expected to be recognized by September 30, 2024.

For the three and six months ended June 30, 2024, transaction and other costs also included $0.8 million and $1.6 million, respectively, of retention compensation expense related to the Merger. As of June 30, 2024, the accrued retention liability of $3.4 million is included in Accounts payable and other accrued expenses in the Consolidated Balance Sheets. Unrecognized retention compensation costs of $0.5 million are expected to be recorded and all accrued amounts to be paid by September 30, 2024. See Note 2 - "Merger" for more detailed information regarding Merger costs.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Other Equity Matters

In connection with the Merger, all previously issued and outstanding common shares of Triton were cancelled and following the closing of the Merger, 100% of the Company’s issued and outstanding common shares are privately held by an affiliate of Brookfield Infrastructure.

During the second quarter of 2024, the Company paid a $4.0 million cash distribution to Parent for the reimbursement of transaction costs related to the Merger.

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Series rank senior to the Company's common shares with respect to dividend rights and rights upon the Company's liquidation, dissolution or winding up, whether voluntary or involuntary.

The Company paid the following quarterly dividends on its issued and outstanding Series (in millions except for the per-share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Series	Per Share Payment	Aggregate Payment	Per Share Payment	Aggregate Payment	Per Share Payment	Aggregate Payment	Per Share Payment	Aggregate Payment
A(1)	$0.53	$1.8	$0.53	$1.8	$1.06	$3.6	$1.06	$3.6
B	$0.50	$2.9	$0.50	$2.9	$1.00	$5.8	$1.00	$5.8
C(1)	$0.46	$3.2	$0.46	$3.2	$0.92	$6.4	$0.92	$6.4
D(1)	$0.43	$2.6	$0.43	$2.6	$0.86	$5.2	$0.86	$5.2
E(1)	$0.36	$2.5	$0.36	$2.5	$0.72	$5.1	$0.72	$5.1
Total		$13.0		$13.0		$26.1		$26.1
(1)     Per share payments rounded to the nearest whole cent.

As of June 30, 2024, the Company had cumulative unpaid preference dividends of $2.2 million.

Note 7—Leases

Lessee

The Company leases office facilities under various cancellable and non-cancellable operating leases, most of which provide extension or early termination options. The Company's lease agreements do not contain any residual value guarantees or material restrictive covenants.

The following table summarizes the impact of the Company's leases in its financial statements (in thousands):

Balance Sheet	Financial statement caption	June 30, 2024	December 31, 2023
Right-of-use asset - operating	Other assets	$10,411	$10,093
Lease liability - operating	Accounts payable and other accrued expenses	$14,220	$13,510

		Three Months Ended June 30,		Six Months Ended June 30,
Income Statement	Financial statement caption	2024	2023	2024	2023
Operating lease cost(1)	Administrative expenses	$732	$708	$1,468	$1,475
(1)     Includes short-term leases that are immaterial.

Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows was $1.0 million and $1.6 million for the six months ended June 30, 2024 and 2023, respectively.

The following table includes supplemental information related to the Company's operating leases:

June 30, 2024
Weighted-Average Remaining Lease Term	9.1 years
Weighted-Average Discount Rate	5.72%

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lessor

Operating Leases

As of June 30, 2024, the Company has deferred revenue balances related to operating leases with uneven payment terms. These amounts will be amortized into revenue as follows (in thousands):

Year ending December 31,
2024 (Remaining 6 months)	$38,346
2025	66,005
2026	43,237
2027	16,737
2028	15,568
2029 and thereafter	43,258
Total	$223,151

Finance Leases

The following table summarizes the components of the net investment in finance leases (in thousands):

	June 30, 2024	December 31, 2023
Future minimum lease payment receivable(1)	$2,087,839	$1,928,167
Estimated residual receivable(2)	269,360	218,199
Gross finance lease receivables(3)	2,357,199	2,146,366
Unearned income(4)	(725,647)	(636,486)
Finance lease reserve(5)	—	(2,588)
Net investment in finance leases(6)	$1,631,552	$1,507,292
(1)     There were no executory costs included in gross finance lease receivables as of June 30, 2024 and December 31, 2023.
(2)     The Company's finance leases generally include a purchase option at nominal amounts that is reasonably certain to be exercised, and therefore, the Company has immaterial residual value risk for assets.
(3)    The gross finance lease receivable is reduced as billed to customers and reclassified to accounts receivable until paid by customers.
(4)     There were no unamortized initial direct costs as of June 30, 2024 and December 31, 2023.
(5)    The Company reversed the finance lease reserve during the second quarter of 2024.
(6)    One major customer represented 93% of the Company's finance lease portfolio as of June 30, 2024 and December 31, 2023, respectively. No other customer represented more than 10% of the Company's finance lease portfolio in each of those periods.

The Company’s finance lease portfolio customers are primarily large international shipping lines. In its estimate of expected credit losses, the Company evaluates the overall credit quality of its finance lease portfolio. The Company considers an account past due when a payment has not been received in accordance with the terms of the related lease agreement and maintains allowances, if necessary, for doubtful accounts. These allowances are based on, but not limited to, historical experience which includes stronger and weaker economic cycles, each lessee's payment history, management's current assessment of each lessee's financial condition, consideration of current economic conditions and reasonable market forecasts.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Debt

The table below summarizes the Company's key terms and carrying value of debt as of the periods indicated:

	June 30, 2024				December 31, 2023
	Outstanding Borrowings (in thousands)	Contractual Weighted Avg Interest Rate	Maturity Range		Outstanding Borrowings (in thousands)
			From	To
Secured Debt Financings
Securitization ("ABS") term instruments	$2,865,972	2.58%	February 2028	May 2034	$2,579,832
Securitization warehouse	60,000	6.95%	January 2031	January 2031	240,000
Total secured debt financings	2,925,972				2,819,832
Unsecured Debt Financings
Senior notes	1,800,000	2.82%	April 2026	March 2032	2,300,000
Term loan facility	1,397,240	6.70%	May 2026	May 2026	1,468,496
Revolving credit facility	1,215,000	6.69%	October 2027	October 2027	930,000
Total unsecured debt financings	4,412,240				4,698,496
Total debt financings	$7,338,212				$7,518,328
Unamortized debt costs	(45,224)				(43,924)
Unamortized debt premiums & discounts	(3,488)				(3,770)
Debt, net of unamortized costs	$7,289,500				$7,470,634

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

In the second quarter of 2024, the Company issued a series of ABS fixed-rate notes in the amount of $450.0 million at a weighted average interest rate of 5.55% and an expected maturity date of May 2034. The proceeds from this issuance were primarily used to pay down borrowings under the Company's revolving credit facility.

In the first quarter of 2024, the Company obtained $57.0 million in irrevocable standby letters of credit to satisfy the restricted cash balance requirements equal to nine months of interest expense on the ABS facilities, inclusive of a $18.7 million irrevocable standby letter of credit related to the ABS fixed-rate notes issued in the second quarter of 2024. The restricted cash balance held by the Trustee in designated bank accounts of $38.3 million was released to the Company subsequent to the issuance of the letters of credit.

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Senior Notes

The Company’s senior notes are unsecured and have initial maturities ranging from five to ten years and interest payments due semi-annually. The senior notes are prepayable (in whole or in part) at the Company's option at any time prior to the maturity date, subject to certain provisions in the senior note agreements, including the payment of a make-whole premium in respect to such prepayment.

On June 7, 2024, the Company’s $500.0 million 1.15% senior notes matured. Payment at maturity was primarily funded by borrowings under Triton’s revolving credit facility.

Term Loan Facility

The Company's term loan facility has a maturity date of May 27, 2026, which amortizes in quarterly installments and has an interest rate of term SOFR plus 1.35%. This facility is subject to covenants customary for unsecured financings of this type, including financial covenants that require the Company to maintain a minimum ratio of unencumbered assets to certain financial indebtedness.

Revolving Credit Facility

The revolving credit facility has a maturity date of October 26, 2027, and has a maximum borrowing capacity of $2,000.0 million. The interest rate is term SOFR plus 1.35%. This facility is subject to covenants customary for unsecured financings of this type, including financial covenants that require the Company to maintain a minimum ratio of unencumbered assets to certain financial indebtedness.

Derivative Impact on Debt

The Company hedges the risks associated with fluctuations in interest rates on a portion of its floating-rate debt by entering into interest rate swap agreements that convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. The following table summarizes the Company's outstanding fixed-rate and floating-rate debt as of June 30, 2024:

	Balance Outstanding (in thousands)	Contractual Weighted Avg Interest Rate	Maturity Range		Weighted Avg Remaining Term
			From	To
Excluding impact of derivative instruments:
Fixed-rate debt	$4,665,972	2.67%	Apr 2026	May 2034	4.4 years
Floating-rate debt	$2,672,240	6.70%	May 2026	Jan 2031	2.6 years

Including impact of derivative instruments:
Fixed-rate debt	$4,665,972	2.67%
Hedged floating-rate debt	$1,833,250	3.99%
Total fixed and hedged debt	$6,499,222	3.04%
Unhedged floating-rate debt	$838,990	6.70%
Total debt	$7,338,212	3.45%

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of total debt outstanding was $6,825.8 million and $6,905.9 million as of June 30, 2024 and December 31, 2023, respectively, and was measured using Level 1 and Level 2 inputs.

As of June 30, 2024, the maximum borrowing levels for the ABS warehouse and the revolving credit facility were $1,125.0 million and $2,000.0 million, respectively. These facilities are governed by either borrowing bases or an unencumbered asset test that limits borrowing capacity. Based on those limitations, the availability under these credit facilities at June 30, 2024 was approximately $1,115.3 million.

The Company is subject to certain financial covenants under its debt financings. As of June 30, 2024, the Company was in compliance with all financial covenants in accordance with the terms of its debt agreements.

Note 9—Derivative Instruments

Interest Rate Swaps / Caps

The Company enters into derivative agreements to manage interest rate risk exposure. Interest rate swap agreements are utilized to limit the Company's exposure to interest rate risk by converting a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense. Interest rate swaps involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the lives of the agreements without an exchange of the underlying principal amounts. These swaps are designated as cash flow hedges for accounting purposes and accordingly, changes in the fair value are recorded in accumulated other comprehensive income (loss) and reclassified to interest and debt expense when they are realized.

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

Certain assets of the Company's subsidiaries are pledged as collateral for various ABS facilities. Additionally, the Company may be required to post cash collateral on certain derivative agreements if the fair value of these contracts represents a liability. Any amounts of cash collateral posted are included in Other assets on the Consolidated Balance Sheets and are presented in operating activities on the Consolidated Statements of Cash Flows. As of June 30, 2024, the Company had cash collateral on derivative instruments of $1.5 million.

Within the next twelve months, the Company expects to reclassify $43.6 million of net unrealized and realized gains related to derivative instruments designated as cash flow hedges from accumulated other comprehensive income (loss) into earnings.

As of June 30, 2024, the Company had derivative agreements in place to fix interest rates on a portion of the borrowings under its debt facilities with floating interest rates as summarized below:

Derivatives	Notional Amount (in millions)	Weighted Average Fixed Leg (Pay) Interest Rate	Weighted Average Remaining Term
Interest Rate Swap(1)	$1,833.3	2.64%	3.2 years
(1) Excludes certain interest rate swaps with an effective date in a future period ("forward starting swaps"). Including these instruments will increase total notional amount by $350.0 million and increase the weighted average remaining term to 4.2 years.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the impact of derivative instruments on the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income on a pretax basis (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Financial statement caption	2024	2023	2024	2023
Designated Derivative Instruments
Realized (gains) losses	Interest and debt (income) expense	$(14,433)	$(11,365)	$(28,978)	$(21,153)
Unrealized (gains) losses	Comprehensive (income) loss	$(14,021)	$(40,070)	$(51,711)	$(24,329)

Fair Value of Derivative Instruments

The Company presents the fair value of derivative instruments on a gross basis as a separate line item on the Consolidated Balance Sheets.

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarizes the Company's segment information and the consolidated totals reported (in thousands):

	Three Months Ended June 30,
	2024			2023
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$376,865	$2,124	$378,989	$384,826	$1,713	$386,539
Trading margin	—	1,922	1,922	—	1,914	1,914
Net gain on sale of leasing equipment	(38,118)	—	(38,118)	21,583	—	21,583
Depreciation and amortization expense	135,330	206	135,536	146,687	193	146,880
Interest and debt expense	61,217	169	61,386	57,000	314	57,314
Segment income (loss) before income taxes(1)	86,919	3,671	90,590	152,937	3,121	156,058
Purchases of leasing equipment and investments in finance leases(2)	$293,852	$—	$293,852	$84,198	$—	$84,198

	Six Months Ended June 30,
	2024			2023
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$746,554	$3,720	$750,274	$780,677	$3,585	$784,262
Trading margin	—	2,299	2,299	—	2,983	2,983
Net gain on sale of leasing equipment	(23,496)	—	(23,496)	37,083	—	37,083
Depreciation and amortization expense	271,205	412	271,617	294,937	378	295,315
Interest and debt expense	122,505	333	122,838	115,568	570	116,138
Segment income (loss) before income taxes(1)	223,712	5,274	228,986	313,207	5,620	318,827
Purchases of leasing equipment and investments in finance leases(2)	$368,160	$—	$368,160	$119,514	$—	$119,514

(1)     Segment income before income taxes excludes unrealized gains or losses on derivative instruments and debt termination expense. For the three and six months ended June 30, 2024 and June 30, 2023, the Company recorded an immaterial amount of unrealized gains or losses on derivative instruments and did not record any debt termination expense.
(2)     Represents cash disbursements for purchases of leasing equipment and investments in finance leases as reflected in the Consolidated Statements of Cash Flows for the periods indicated, but excludes cash flows associated with the purchase of equipment held for resale.

	June 30, 2024			December 31, 2023
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Equipment held for sale	$107,963	$19,756	$127,719	$165,184	$20,318	$185,502
Goodwill	220,864	15,801	236,665	220,864	15,801	236,665
Total assets	$10,945,904	$65,805	$11,011,709	$11,164,052	$68,816	$11,232,868

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the geographic allocation of total leasing revenues based on customers' primary domicile (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total leasing revenues:
Asia	$135,328	$132,202	$259,354	$272,437
Europe	204,971	206,082	403,870	414,209
Americas	22,743	33,561	55,545	67,954
Bermuda	1,050	718	2,122	2,085
Other International	14,897	13,976	29,383	27,577
Total	$378,989	$386,539	$750,274	$784,262

Since the majority of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, all of the Company's long-lived assets are considered to be international.

The following table summarizes the geographic allocation of equipment trading revenues based on the location of the sale (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total equipment trading revenues:
Asia	$6,483	$9,308	$8,474	$16,935
Europe	2,605	5,298	4,538	8,706
Americas	2,840	7,626	6,697	14,275
Bermuda	—	—	—	—
Other International	2,043	4,194	4,408	5,612
Total	$13,971	$26,426	$24,117	$45,528

Note 11—Commitments and Contingencies

Container Equipment Purchase Commitments

As of June 30, 2024, the Company had commitments to purchase equipment in the amount of $551.6 million to be paid in 2024.

Contingencies - Legal Proceedings

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

In connection with the Merger, a putative Triton shareholder filed two petitions demanding an appraisal of its shares under Bermuda law in the Supreme Court of Bermuda. The actions, captioned Oasis Core Investments Fund Ltd. v. Triton International Limited, 2023: Nos. 263 and 265, purported to demand appraisal in respect of 1,184,300 common shares of the Company (approximately 2.15% of the outstanding Triton common shares prior to the closing of the Merger). During the second quarter of 2024, the parties entered into a settlement to resolve all claims brought by the petitioner in connection with the appraisal rights proceedings. Settlement and other costs incurred in connection with the proceedings are included in Transaction and other costs in the Consolidated Statements of Operations.

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

The following table summarizes the Company's effective tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Effective Income Tax Rate	14.5%	9.2%	11.3%	8.5%

The Company has computed the provision for income taxes based on the estimated annual effective tax rate and the application of discrete items, if any, in the applicable period. The increase in the effective tax rate for the three and six months ended June 30, 2024 compared to the same periods in 2023 was primarily due to nondeductible transaction costs incurred in connection with the Merger and the up-front loss on a finance lease transaction recorded in low tax jurisdictions during the second quarter of 2024 which resulted in a disproportionate increase to pre-tax income in higher tax jurisdictions.

Note 13—Related Party Transactions

The Company holds a 50% interest in Tristar Container Services (Asia) Private Limited ("Tristar"), which is primarily engaged in the selling and leasing of container equipment in the domestic and short sea markets in India.  The Company's equity investment in Tristar is included in Other assets on the Consolidated Balance Sheets. The Company received payments on finance leases with Tristar of $0.5 million and $1.0 million for both the three and six months ended June 30, 2024 and 2023. The Company has a finance lease receivable balance with Tristar of $4.9 million and $5.7 million as of June 30, 2024 and December 31, 2023, respectively.

Note 14—Subsequent Events

On July 30, 2024, the Company's Board of Directors approved and declared a cash dividend of $200.0 million on its issued and outstanding common shares to Parent, payable on August 15, 2024.

On July 30, 2024, the Company's Board of Directors also approved and declared a cash dividend on its issued and outstanding preference shares, payable on September 13, 2024 to holders of record at the close of business on September 6, 2024 as follows:

Preference Share Series	Dividend Rate	Dividend Per Share
Series A	8.500%	$0.5312500
Series B	8.000%	$0.5000000
Series C	7.375%	$0.4609375
Series D	6.875%	$0.4296875
Series E	5.750%	$0.3593750

On July 9, 2024, the Company amended and restated its existing $2,000.0 million revolving credit facility. The amendment extended the maturity date to July 9, 2029. The amendment also transitioned the reference rate from term to daily SOFR and increased the accordion feature available under the facility from $500.0 million to $1,000.0 million (or more in certain instances). The amendment also added a new $1,750.0 million term loan facility tranche with a maturity date of July 9, 2029, and a reference rate of daily SOFR. Proceeds from the new term loan were used in part to prepay the existing term loan agreement, which was then terminated.

On July 8, 2024, the Company issued a series of ABS fixed-rate notes in the amount of $351.9 million at a weighted average interest rate of 5.63% and an expected maturity date of February 2035.

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

Brookfield Infrastructure Transaction

On September 28, 2023, we completed the transactions contemplated by the Agreement and Plan of Merger, dated as of April 11, 2023 (the “Merger Agreement”), by and among the Company, Brookfield Infrastructure Corporation (“BIPC”), Thanos Holdings Limited (“Parent”) and Thanos Merger Sub Limited, a subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub merged with and into Triton (the “Merger”), with Triton surviving the Merger as a subsidiary of Parent. Following the closing of the Merger, all of our common shares are privately held, and are no longer traded on the New York Stock Exchange. Total consideration of $4,512.1 million was paid by Brookfield Infrastructure in connection with the Merger.

Operations

Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of June 30, 2024, our total fleet consisted of 4.0 million containers and chassis, representing 6.9 million twenty-foot equivalent units ("TEU") or 7.5 million cost equivalent units ("CEU"). We have an extensive global presence, offering leasing services through a worldwide network of local offices, and we utilize third-party container depots spread across over 46 countries to provide customers global access to our container fleet. Our primary customers include the world's largest container shipping lines.

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

The following table summarizes the percentage of our equipment fleet in terms of units and CEU as of June 30, 2024:

Equipment Type	Percentage of total fleet in units	Percentage of total fleet in CEU
Dry	90.4%	71.7%
Refrigerated	5.3	21.0
Special	2.4	3.4
Tank	0.3	1.3
Chassis	0.7	1.9
Equipment leasing fleet	99.1	99.3
Equipment trading fleet	0.9	0.7
Total	100.0%	100.0%

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

We categorize our operating leases as either long-term leases or service leases. Some leases have contractual terms that have features reflective of both long-term and service leases. We classify such leases as either long-term or service leases, depending upon which features we believe are predominant. For example, some leases that provide redelivery flexibility during the lease term are classified as long-term leases in cases where lessees have made large up-front payments to reduce their lease payment during the lease term or in cases where lessees will incur significant redelivery fees if containers are returned during the lease term. Such leases are generally considered to be long-term leases based on the expected on-hire time and the economic protection achieved by the lease economics. Our long-term leases generally require our customers to maintain specific units on-hire for the duration of the lease term, and they provide us with predictable recurring cash flow. Long-term leases typically have initial contractual terms ranging from five to eight or more years.

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

The following table provides a summary of our equipment lease portfolio by lease type, based on CEU as of June 30, 2024:

Lease Portfolio	By CEU
Long-term leases	68.0%
Finance leases	10.1%
Subtotal	78.1
Service leases	6.0%
Expired long-term leases, non-sale age (units on-hire)	7.8%
Expired long-term leases, sale-age (units on-hire)	8.1%
Total	100.0%

As of June 30, 2024, our long-term and finance leases combined had a weighted average remaining contractual term by CEU of approximately 57 months assuming no leases are renewed.

Operating Performance Summary

Our operating and financial performance in the second quarter of 2024 continued to be strong. Demand for containers remained elevated in the second quarter due to ongoing supply chain disruptions caused by the Red Sea shipping diversions combined with an increased volume of cargo shipments. These factors led to an increase in container pick-ups, a decrease in container drop-offs and an increase in our fleet utilization.

During the second quarter of 2024, we entered into a finance lease transaction which included certain containers purchased during the COVID-19 pandemic with carrying values that were higher than current market values, resulting in an up-front loss of $57.1 million and corresponding reduction to the net book value of our revenue earning assets. This loss is included in Net gain (loss) on sale of leasing equipment in the Consolidated Statements of Operations.

As of June 30, 2024, the net book value of our revenue earning assets was $10.3 billion, representing a decrease of 1.9% from December 31, 2023. The decrease in our net book value was driven by a high volume of disposals, the $57.1 million loss described above and the delivery timing of our equipment purchases this year. Through June 30, 2024, we have placed orders for $889.6 million of new containers for delivery in 2024 and will accept $551.6 million of this equipment in the second half of the year.

Our utilization increased in the second quarter of 2024 due to an increase in pick-up activity, as well as a decrease in drop-off volumes. Average utilization for the second quarter of 2024 and 2023 was 98.8% and 97.0% respectively, and ending utilization for the same periods was 99.1% and 96.7%. Utilization is computed by dividing our total units on lease (in CEU) by the total units in our fleet (in CEU), excluding new units not yet leased and off-hire units designated for sale.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, borrowings under our debt facilities and proceeds from other financing activities. Our principal uses of cash include capital expenditures, debt service, and dividends.

For the trailing twelve months ended June 30, 2024, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment, was $1,440.8 million. In addition, as of June 30, 2024, we had $42.1 million of unrestricted cash and cash equivalents and $1,850.0 million of borrowing capacity remaining under our existing credit facilities.

As of June 30, 2024, our cash commitments in the next twelve months include $487.6 million of scheduled principal payments on our existing debt facilities and $579.6 million of committed but unpaid capital expenditures, primarily for the purchase of new equipment.

We believe that cash generated from operating activities, existing cash, proceeds from the sale of our leasing equipment, and availability under our credit facilities will be sufficient to meet our obligations over the next twelve months and beyond.

Capital Activity

During the three and six months ended June 30, 2024, the Company paid dividends on preference shares of $13.0 million and $26.1 million, respectively. During the first quarter of 2024, the Company paid a cash dividend of $200.0 million on the common shares of the Company to Parent, and paid $0.9 million for transaction costs related to the Merger on behalf of Parent. During the second quarter of 2024, the Company paid a $4.0 million cash distribution to Parent for the reimbursement of transaction costs related to the Merger.

Debt Activity

On July 9, 2024, the Company amended and restated its existing $2,000.0 million revolving credit facility. The amendment extended the maturity date to July 9, 2029. The amendment also transitioned the reference rate from term to daily SOFR and increased the accordion feature available under the facility from $500.0 million to $1,000.0 million (or more in certain instances). The amendment also added a new $1,750.0 million term loan facility tranche with a maturity date of July 9, 2029, and a reference rate of daily SOFR. Proceeds from the new term loan were used in part to prepay the existing term loan agreement, which was then terminated.

On July 8, 2024, the Company issued a series of ABS fixed-rate notes in the amount of $351.9 million at a weighted average interest rate of 5.63% and an expected maturity date of February 2035.

In June 2024, the Company’s $500.0 million 1.15% senior notes matured. Payment at maturity was primarily funded by borrowings under Triton’s revolving credit facility.
In April 2024, the Company issued a series of securitization ("ABS") fixed-rate notes in the amount of $450.0 million at a weighted average interest rate of 5.55% and an expected maturity date of May 2034. The proceeds from this issuance were primarily used to pay down borrowings under the Company's revolving credit facility.

In the first quarter of 2024, the Company obtained $57.0 million in irrevocable standby letters of credit to satisfy the restricted cash balance requirements equal to nine months of interest expense on the ABS facilities, inclusive of a $18.7 million irrevocable standby letter of credit related to the ABS fixed-rate notes issued in the second quarter of 2024. The restricted cash balance held by the Trustee in designated bank accounts of $38.3 million was released to the Company subsequent to the issuance of the letters of credit, proceeds of which were used for general corporate purposes. The Company also amended its $1,125.0 million ABS warehouse facility to extend the conversion date to January 22, 2027, after which borrowings will convert to term notes with a final maturity date of January 22, 2031 and pay interest at daily compounded SOFR plus 2.60%.

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

Credit Ratings

Our investment-grade corporate and long-term debt credit ratings enable us to lower our cost of funds and broaden our access to attractively priced capital. While a ratings downgrade, on its own, would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of our financings. Additionally, under the terms of our senior notes and preference shares, certain ratings downgrades following the occurrence of a change of control, as more fully described in the relevant agreements governing those instruments, could give holders of those instruments certain redemption or conversion rights. The Company's long-term debt and corporate rating of BBB- from Fitch Ratings and BBB from S&P Global Ratings remained unchanged in the second quarter of 2024.

Debt Agreements

As of June 30, 2024, our outstanding indebtedness was comprised of the following (amounts in millions):

	June 30, 2024
	Outstanding Borrowings	Maximum Borrowing Level
Secured Debt Financings
Securitization term instruments	$2,866.0	$2,866.0
Securitization warehouse	60.0	1,125.0
Total secured debt financings	2,926.0	3,991.0
Unsecured Debt Financings
Senior notes	1,800.0	1,800.0
Term loan facility	1,397.2	1,397.2
Revolving credit facility	1,215.0	2,000.0
Total unsecured debt financings	4,412.2	5,197.2
Total debt financings	7,338.2	9,188.2
Unamortized debt costs	(45.2)	—
Unamortized debt premiums & discounts	(3.5)	—
Debt, net of unamortized costs	$7,289.5	$9,188.2

The maximum borrowing levels depicted in the table above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by either borrowing bases or an unencumbered asset test that limits borrowing capacity. Based on those limitations, the availability under these credit facilities at June 30, 2024 was approximately $1,115.3 million.
As of June 30, 2024, we had a combined $6,499.2 million of total debt on facilities with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap contracts. This accounts for 88.6% of our total debt.

For additional information on our debt, please refer to Note 8 - "Debt" in the Notes to the Unaudited Consolidated Financial Statements.

Debt Covenants

We are subject to certain financial covenants related to leverage and interest coverage as defined in our debt agreements. Failure to comply with these covenants could result in a default under the related credit agreements and the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors. As of June 30, 2024, we were in compliance with all such covenants.

Cash Flow

The following table sets forth certain cash flow information for the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023	Variance
Net cash provided by (used in) operating activities	$525,250	$607,609	$(82,359)
Net cash provided by (used in) investing activities	$(167,494)	$60,800	$(228,294)
Net cash provided by (used in) financing activities	$(419,979)	$(696,734)	$276,755

Operating Activities

Net cash provided by operating activities decreased by $82.4 million to $525.3 million for the six months ended June 30, 2024 compared to $607.6 million in the same period in 2023. The decrease was primarily due to lower profitability in the current period and a decrease in cash collections on finance leases. In 2023 we had a large buyout of equipment under finance lease that did not re-occur in 2024. These decreases were partially offset by positive adjustments to accounts receivable and accounts payable due to timing of cash collections and payments.

Investing Activities

Net cash used in investing activities was $167.5 million for the six months ended June 30, 2024 compared to net cash provided by investing activities of $60.8 million in the same period in 2023, a change of $228.3 million. The change was primarily due to a $248.6 million increase in the purchases of leasing equipment partially offset by a $20.4 million increase in proceeds from the sale of equipment.

Financing Activities

Net cash used in financing activities decreased by $276.8 million to $420.0 million for the six months ended June 30, 2024 compared to $696.7 million in the same period in 2023. Last year, we had net debt repayments of $458.2 million compared to $180.3 million in 2024 for a decrease in cash used in financing activities of $277.9 million.

Results of Operations

The following table summarizes our comparative results of operations (in thousands):

	Three Months Ended June 30,
	2024	2023	Variance
Leasing revenues:
Operating leases	$350,965	$360,004	$(9,039)
Finance leases	28,024	26,535	1,489
Total leasing revenues	378,989	386,539	(7,550)

Equipment trading revenues	13,971	26,426	(12,455)
Equipment trading expenses	(12,049)	(24,512)	12,463
Trading margin	1,922	1,914	8

Net gain (loss) on sale of leasing equipment	(38,118)	21,583	(59,701)

Operating expenses:
Depreciation and amortization	135,536	146,880	(11,344)
Direct operating expenses	17,032	24,837	(7,805)
Administrative expenses	24,012	23,397	615
Transaction and other costs	16,139	2,579	13,560
Provision (reversal) for doubtful accounts	(1,956)	(760)	(1,196)
Total operating expenses	190,763	196,933	(6,170)
Operating income (loss)	152,030	213,103	(61,073)
Other (income) expenses:
Interest and debt expense	61,386	57,314	4,072
Other (income) expense, net	55	(269)	324
Total other (income) expenses	61,441	57,045	4,396
Income (loss) before income taxes	90,589	156,058	(65,469)
Income tax expense (benefit)	13,153	14,296	(1,143)
Net income (loss)	$77,436	$141,762	$(64,326)
Less: dividends on preferred shares	13,028	13,028	—
Net income (loss) attributable to common shareholder	$64,408	$128,734	$(64,326)

Comparison of the Three months ended June 30, 2024 and 2023

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

	Three Months Ended June 30,
	2024	2023	Variance
Leasing revenues:
Operating leases
Per diem revenues	$336,636	$343,038	$(6,402)
Fee and ancillary revenues	14,329	16,966	(2,637)
Total operating lease revenues	350,965	360,004	(9,039)
Finance leases	28,024	26,535	1,489
Total leasing revenues	$378,989	$386,539	$(7,550)

Total leasing revenues were $379.0 million for the three months ended June 30, 2024 compared to $386.5 million in the same period in 2023, a decrease of $7.5 million.

Per diem revenues were $336.6 million for the three months ended June 30, 2024 compared to $343.0 million in the same period in 2023, a decrease of $6.4 million. The primary reasons for the decrease were as follows:
•$4.7 million decrease due to a decrease of approximately 0.1 million CEU in the average number of containers on-hire; and
•$1.5 million decrease due to a decrease in the average lease rates for our dry and refrigerated container product lines as a result of the impact of sizable lease extension transactions completed in the second half of 2023 at lower rates.

Fee and ancillary lease revenues were $14.3 million for the three months ended June 30, 2024 compared to $17.0 million in the same period in 2023, a decrease of $2.7 million, primarily due to a decrease in repair revenue as a result of a lower volume of redeliveries.

Finance lease revenues were $28.0 million for the three months ended June 30, 2024 compared to $26.5 million in the same period in 2023, an increase of $1.5 million. The increase was primarily due to the addition of a large finance lease transaction in the second quarter of 2024, partially offset by the runoff of the existing portfolio.

Net gain (loss) on sale of leasing equipment.    Loss on sale of leasing equipment was $38.1 million for the three months ended June 30, 2024 compared to a $21.6 million gain on sale in the same period in 2023, a decrease of $59.7 million. The decrease was primarily due to a $57.1 million up-front loss on a finance lease transaction in the second quarter of 2024 that included certain containers purchased during the COVID-19 pandemic with carrying values that were higher than current market values. Additionally, in the prior year we had a gain from the buyout of a finance lease of $4.3 million that did not re-occur. Excluding activity related to finance leases, gain on sale of equipment increased in the current period primarily due to an increase in sales volume.

Depreciation and amortization.    Depreciation and amortization was $135.5 million for the three months ended June 30, 2024 compared to $146.9 million in the same period in 2023, a decrease of $11.4 million. The primary reasons for the decrease were as follows:
•$15.6 million decrease due to an increase in the number of containers that have become fully depreciated or reclassified to assets held for sale; partially offset by a
•$3.9 million increase due to new production units placed on-hire in the current year.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, store equipment when it is not on lease and reposition equipment from locations with weak leasing demand. Direct operating expenses were $17.0 million for the three months ended June 30, 2024 compared to $24.8 million in the same period in 2023, a decrease of $7.8 million. The primary reasons for the decrease were as follows:
•$6.4 million decrease in storage expense resulting from a decrease in the number of idle units; and a
•$1.3 million decrease in repair costs resulting from a lower volume of redeliveries.

Administrative expenses.    Administrative expenses were $24.0 million for the three months ended June 30, 2024 compared to $23.4 million in the same period in 2023, an increase of $0.6 million primarily due to an increase in incentive compensation costs partially offset by a decrease in costs associated with being a public company.

Transaction and other costs.  Transaction and other costs were $16.1 million for the three months ended June 30, 2024 compared to $2.6 million in the same period in 2023, an increase of $13.6 million primarily due to an increase in employee incentive and retention compensation costs, legal expenses and other costs associated with the Merger.

Provision (reversal) for doubtful accounts. Reversal for doubtful accounts was $2.0 million for the three months ended June 30, 2024 compared to a reversal for doubtful accounts of $0.8 million in the same period in 2023. In both periods, reserves established in 2022 related to a customer default were reversed due to better than expected recoveries.

Interest and debt expense.    Interest and debt expense was $61.4 million for the three months ended June 30, 2024 compared to $57.3 million in the same period in 2023, an increase of $4.1 million. The primary reasons for the increase were as follows:
•$7.3 million increase due to the average effective interest rate increase to 3.33% from 2.93% due to the maturity of lower interest fixed-rate debt in the third quarter of 2023 and the second quarter of 2024, which was repaid with higher rate variable debt borrowings; partially offset by a
•$3.3 million decrease in interest expense due to a reduction in the average debt balance of $446.6 million.

Income tax expense (benefit). Income tax expense was $13.2 million for the three months ended June 30, 2024 compared to $14.3 million in the same period in 2023, a decrease of $1.1 million. During the second quarter of 2023, there was a $1.4 million write-off of deferred tax benefits as a result of a one-time early buyout of containers under finance lease contracts, that did not re-occur in 2024. The Company's effective tax rate was 14.5% for the three months ended June 30, 2024 compared to 9.2% in the same period in 2023. The increase in the effective tax rate was primarily due to nondeductible transaction costs incurred in connection with the Merger and the up-front loss on a finance lease transaction recorded in low tax jurisdictions during the second quarter of 2024, which resulted in a disproportionate increase to pre-tax income in higher tax jurisdictions.

Results of Operations

The following table summarizes our comparative results of operations (in thousands):

	Six Months Ended June 30,
	2024	2023	Variance
Leasing revenues:
Operating leases	$697,181	$730,352	$(33,171)
Finance leases	53,093	53,910	(817)
Total leasing revenues	750,274	784,262	(33,988)

Equipment trading revenues	24,117	45,528	(21,411)
Equipment trading expenses	(21,818)	(42,545)	20,727
Trading margin	2,299	2,983	(684)

Net gain (loss) on sale of leasing equipment	(23,496)	37,083	(60,579)

Operating expenses:
Depreciation and amortization	271,617	295,315	(23,698)
Direct operating expenses	39,779	48,078	(8,299)
Administrative expenses	45,821	46,261	(440)
Transaction and other costs	21,651	2,579	19,072
Provision (reversal) for doubtful accounts	(1,490)	(2,557)	1,067
Total operating expenses	377,378	389,676	(12,298)
Operating income (loss)	351,699	434,652	(82,953)
Other (income) expenses:
Interest and debt expense	122,838	116,138	6,700
Other (income) expense, net	(78)	(317)	239
Total other (income) expenses	122,760	115,821	6,939
Income (loss) before income taxes	228,939	318,831	(89,892)
Income tax expense (benefit)	25,960	27,256	(1,296)
Net income (loss)	$202,979	$291,575	$(88,596)
Less: dividends on preferred shares	26,056	26,056	—
Net income (loss) attributable to common shareholder	$176,923	$265,519	$(88,596)

Comparison of the six months ended June 30, 2024 and 2023

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

	Six Months Ended June 30,
	2024	2023	Variance
Leasing revenues:
Operating leases
Per diem revenues	$667,425	$695,218	$(27,793)
Fee and ancillary revenues	29,756	35,134	(5,378)
Total operating lease revenues	697,181	730,352	(33,171)
Finance leases	53,093	53,910	(817)
Total leasing revenues	$750,274	$784,262	$(33,988)

Total leasing revenues were $750.3 million for the six months ended June 30, 2024 compared to $784.3 million, in the same period in 2023, a decrease of $34.0 million.

Per diem revenues were $667.4 million for the six months ended June 30, 2024 compared to $695.2 million in the same period in 2023, a decrease of $27.8 million. The primary reasons for the decrease were as follows:
•$18.9 million decrease due to a decrease of approximately 0.2 million CEU in the average number of containers on-hire; and
•$8.3 million decrease due to a decrease in the average lease rates for our dry and refrigerated container product lines as a result of the impact of sizable lease extension transactions completed throughout 2023 at lower levels.

Fee and ancillary lease revenues were $29.8 million for the six months ended June 30, 2024 compared to $35.1 million in the same period in 2023, a decrease of $5.3 million, primarily due to a lower volume of redeliveries.

Finance lease revenues were $53.1 million for the six months ended June 30, 2024 compared to $53.9 million in the same period in 2023, a decrease of $0.8 million. The decrease is due to the runoff of the existing portfolio, partially offset by additions of new finance leases.

Trading margin.    Trading margin was $2.3 million for the six months ended June 30, 2024 compared to $3.0 million in the same period in 2023, a decrease of $0.7 million primarily due to a decrease in sales volume.

Net gain (loss) on sale of leasing equipment.    Loss on sale of leasing equipment was $23.5 million for the six months ended June 30, 2024 compared to a $37.1 million gain on sale in the same period in 2023, a decrease of $60.6 million. The decrease was primarily due to a $57.1 million up-front loss on a finance lease transaction in the second quarter of 2024 that included certain containers purchased during the COVID-19 pandemic with carrying values that were higher than current market values. Additionally, in the prior year we had a gain from the buyout of a finance lease of $4.3 million that did not re-occur. Excluding activity related to finance leases, gain on sale of equipment increased in the current period primarily due to an increase in sales volume.

Depreciation and amortization.    Depreciation and amortization was $271.6 million for the six months ended June 30, 2024 compared to $295.3 million in the same period in 2023, a decrease of $23.7 million. The primary reasons for the decrease were as follows:
•$31.9 million decrease due to an increase in the number of containers that have become fully depreciated or reclassified to assets held for sale; partially offset by a
•$6.1 million increase due to new production units placed on-hire in the current year.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, store equipment when it is not on lease and reposition equipment from locations with weak leasing demand. Direct operating expenses were $39.8 million for the six months ended June 30, 2024 compared to $48.1 million in the same period in 2023, a decrease of $8.3 million. The primary reasons for the decrease were as follows:

•$4.9 million decrease in storage expense resulting from a decrease in the number of idle units; and a
•$3.6 million decrease in repair costs resulting from a lower volume of redeliveries

Transaction and other costs.  Transaction and other costs were $21.6 million for the six months ended June 30, 2024 compared to $2.6 million in the same period in 2023, an increase of $19.0 million primarily due to an increase in employee incentive and retention compensation costs, legal expenses and other costs associated with the Merger.

Provision (reversal) for doubtful accounts.    Reversal for doubtful accounts was $1.5 million for the six months ended June 30, 2024 compared to a reversal for doubtful accounts of $2.6 million in the same period in 2023. During 2024 and 2023, reserves of $2.1 million and $2.5 million established in 2022 related to a customer default were reversed due to better than expected recoveries. The 2024 reversal for doubtful accounts was partially offset by a $0.5 million reserve established in the first quarter of 2024 for outstanding balance not expected to be received.

Interest and debt expense.    Interest and debt expense was $122.8 million for the six months ended June 30, 2024 compared to $116.1 million in the same period in 2023, an increase of $6.7 million. The primary reasons for the increase were as follows:
•$13.7 million increase due to an increase in the average effective interest rate to 3.30% from 2.93% due to the maturity of lower interest fixed-rate debt in the third quarter of 2023 and the second quarter of 2024, which was repaid with higher rate variable debt borrowings; partially offset by a
•$7.2 million decrease in interest expense due to a decrease in the average debt balance of $492.3 million.

Income tax expense (benefit). Income tax expense was $26.0 million for the six months ended June 30, 2024 compared to $27.3 million in the same period in 2023, a decrease of $1.3 million. During the second quarter of 2023, there was a $1.4 million write-off of deferred tax benefits as a result of a one-time early buyout of containers under finance lease contracts, that did not re-occur in 2024. The Company's effective tax rate was 11.3% for the six months ended June 30, 2024 compared to 8.5% in the same period in 2023. The increase in the effective tax rate was primarily due to nondeductible transaction costs incurred in connection with the Merger and the up-front loss on a finance lease transaction recorded in low tax jurisdictions during the second quarter of 2024, which resulted in a disproportionate increase to pre-tax income in higher tax jurisdictions.

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

As of June 30, 2024, we had derivative agreements in place to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Derivatives	Notional Amount (in millions)	Weighted Average Fixed Leg (Pay) Interest Rate	Weighted Average Remaining Term
Interest Rate Swap(1)	$1,833.3	2.64%	3.2 years
(1)     Excludes certain interest rate swaps with an effective date in a future period ("forward starting swaps"). Including these instruments will increase total notional amount by $350.0 million and increase the weighted average remaining term to 4.2 years.

Our derivative agreements are designated as cash flow hedges for accounting purposes. Any unrealized gains or losses related to the changes in fair value are recognized in accumulated other comprehensive income and reclassified to interest and debt expense as they are realized. As of June 30, 2024, we have certain interest rate cap agreements that are non-designated derivatives and changes in fair value are recognized as unrealized (gain) loss on derivative instruments, net, on the Consolidated Statements of Operations.

Approximately 88.6% of our debt is either fixed or hedged using derivative instruments which helps mitigate the impact of changes in short-term interest rates. A 100 basis point increase in the interest rates on our unhedged debt (SOFR) would result in an increase of approximately $8.6 million in interest expense over the next 12 months.

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

Net foreign currency exchange (gains) losses were immaterial for the three and six months ended June 30, 2024 and 2023.

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of June 30, 2024. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded, as of June 30, 2024, that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.

From time to time we are a party to various legal proceedings, including claims, suits and government proceedings and investigations arising in connection with the normal course of our business. For a discussion of legal proceedings, please refer to Note 11 - "Commitments and Contingencies - Contingencies" to the Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

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

ITEM 6.    EXHIBITS.

Exhibit Number	Exhibit Description
10.1†*	Twelfth Amended and Restated Credit Agreement, dated as of July 9, 2024, by and among Triton Container International Limited and TAL International Container Corporation, as borrowers, Triton International Limited, as guarantor, other persons from time to time party thereto as guarantors, various lenders from time to time party thereto, and Bank of America, N.A., as administrative agent and letter of credit issuer
22.1	List of Subsidiary Guarantors and Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22.1 to the Company's Current Report on Form 8-K filed January 19, 2022)
31.1*	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Instance Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Inline XBRL Data (formatted as Inline XBRL and contained in Exhibit 101)
______________________________________________________________________________

†	Schedules (or similar attachments) to this exhibit have not been filed since they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in this exhibit or the Quarterly Report on Form 10-Q.
*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRITON INTERNATIONAL LIMITED

August 2, 2024	By:	/s/ MICHAEL S. PEARL
Michael S. Pearl
Chief Financial Officer