Form 10-Q
period 2024-09-30
Triton International Ltd
filed 2024-11-07
CIK 1660734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 31, 2024, there were 101,158,891 common shares at $0.01 par value per share of the Registrant outstanding, all of which were held by an affiliate of Brookfield Infrastructure.

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

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

TRITON INTERNATIONAL LIMITED
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS:
Leasing equipment, net of accumulated depreciation of $4,714,232 and $4,482,185	$8,747,250	$8,768,917
Net investment in finance leases	1,608,166	1,507,292
Equipment held for sale	112,732	185,502
Revenue earning assets	10,468,148	10,461,711
Cash and cash equivalents	85,818	57,776
Restricted cash	75,399	91,450
Accounts receivable, net of allowances of $969 and $738	234,459	243,443
Goodwill	236,665	236,665
Other assets	34,714	46,217
Fair value of derivative instruments	71,314	95,606
Total assets	$11,206,517	$11,232,868
LIABILITIES AND SHAREHOLDERS' EQUITY:
Equipment purchases payable	$173,606	$31,597
Fair value of derivative instruments	5,460	1,827
Deferred revenue	203,833	259,023
Accounts payable and other accrued expenses	137,665	116,888
Net deferred income tax liability	415,572	415,901
Debt, net of unamortized costs of $51,746 and $43,924	7,450,287	7,470,634
Total liabilities	8,386,423	8,295,870
Shareholders' equity:
Preferred shares, $0.01 par value, at liquidation preference	730,000	730,000
Common shares, $0.01 par value, 270,000,000 shares authorized, 101,158,891 shares issued and outstanding	1,012	1,012
Undesignated shares, $0.01 par value, 800,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital (deficit)	(305,654)	(308,114)
Accumulated earnings	2,338,095	2,428,531
Accumulated other comprehensive income (loss)	56,641	85,569
Total shareholders' equity	2,820,094	2,936,998
Total liabilities and shareholders' equity	$11,206,517	$11,232,868
The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Leasing revenues:
Operating leases	$363,787	$358,997	$1,060,968	$1,089,349
Finance leases	27,532	25,904	80,625	79,814
Total leasing revenues	391,319	384,901	1,141,593	1,169,163

Equipment trading revenues	11,493	34,996	35,610	80,524
Equipment trading expenses	(10,440)	(30,488)	(32,258)	(73,033)
Trading margin	1,053	4,508	3,352	7,491

Net gain (loss) on sale of leasing equipment	17,435	12,318	(6,061)	49,401

Operating expenses:
Depreciation and amortization	134,952	141,438	406,569	436,753
Direct operating expenses	13,527	27,143	53,306	75,221
Administrative expenses	22,862	23,623	68,683	69,884
Transaction and other costs	5,095	68,741	26,746	71,320
Provision (reversal) for doubtful accounts	(53)	(211)	(1,543)	(2,768)
Total operating expenses	176,383	260,734	553,761	650,410
Operating income (loss)	233,424	140,993	585,123	575,645
Other (income) expenses:
Interest and debt expense	67,404	60,073	190,242	176,211
Other (income) expense, net	(56)	(173)	(134)	(490)
Total other (income) expenses	67,348	59,900	190,108	175,721
Income (loss) before income taxes	166,076	81,093	395,015	399,924
Income tax expense (benefit)	15,423	11,392	41,383	38,648
Net income (loss)	$150,653	$69,701	$353,632	$361,276
Less: dividends on preferred shares	13,028	13,028	39,084	39,084
Net income (loss) attributable to common shareholder	$137,625	$56,673	$314,548	$322,192

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$150,653	$69,701	$353,632	$361,276
Other comprehensive income (loss), net of tax:
Change in derivative instruments designated as cash flow hedges	(40,604)	31,564	9,901	54,692
Reclassification of (gain) loss on derivative instruments designated as cash flow hedges	(12,653)	(11,760)	(38,976)	(30,676)
Foreign currency translation adjustment	241	(185)	147	(135)
Other comprehensive income (loss), net of tax	(53,016)	19,619	(28,928)	23,881
Comprehensive income	97,637	89,320	324,704	385,157
Less:
Dividends on preferred shares	13,028	13,028	39,084	39,084
Comprehensive income attributable to common shareholder	$84,609	$76,292	$285,620	$346,073

Tax (benefit) provision on change in derivative instruments designated as cash flow hedges	$(716)	$753	$490	$1,954
Tax (benefit) provision on reclassification of (gain) loss on derivative instruments designated as cash flow hedges	$(1,195)	$(1,270)	$(3,850)	$(3,507)
The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Shareholders' Equity
(In thousands, except share amounts)
(Unaudited)

	Preferred Shares		Common Shares		Treasury Shares		Add'l Paid in Capital (Deficit)	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	29,200,000	$730,000	101,158,891	$1,012	—	$—	$(308,114)	$2,428,531	$85,569	$2,936,998
Net income (loss)	—	—	—	—	—	—	—	125,543	—	125,543
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	23,518	23,518
Contributed capital from Parent	—	—	—	—	—	—	820	—	—	820
Distributions to Parent	—	—	—	—	—	—	—	(200,913)	—	(200,913)
Preferred shares dividend declared	—	—	—	—	—	—	—	(13,028)	—	(13,028)
Balance as of March 31, 2024	29,200,000	$730,000	101,158,891	$1,012	—	$—	$(307,294)	$2,340,133	$109,087	$2,872,938
Net income (loss)	—	—	—	—	—	—	—	77,436	—	77,436
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	570	570
Contributed capital from Parent	—	—	—	—	—	—	820	—	—	820
Distributions to Parent	—	—	—	—	—	—	—	(3,992)	—	(3,992)
Preferred shares dividend declared	—	—	—	—	—	—	—	(13,028)	—	(13,028)
Balance as of June 30, 2024	29,200,000	$730,000	101,158,891	$1,012	—	$—	$(306,474)	$2,400,549	$109,657	$2,934,744
Net income (loss)	—	—	—	—	—	—	—	150,653	—	150,653
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(53,016)	(53,016)
Contributed capital from Parent	—	—	—	—	—	—	820	—	—	820
Distributions to Parent	—	—	—	—	—	—	—	(200,079)	—	(200,079)
Preferred shares dividend declared	—	—	—	—	—	—	—	(13,028)	—	(13,028)
Balance as of September 30, 2024	29,200,000	$730,000	101,158,891	$1,012	—	$—	$(305,654)	$2,338,095	$56,641	$2,820,094

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

`	Preferred Shares		Common Shares		Treasury Shares		Add'l Paid in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	29,200,000	$730,000	81,383,024	$814	24,494,785	$(1,077,559)	$909,911	$2,531,928	$109,269	$3,204,363
Share-based compensation expense	—	—	135,716	1	—	—	2,212	—	—	2,213
Treasury shares acquired	—	—	—	—	1,744,616	(116,960)	—	—	—	(116,960)
Share repurchase to settle shareholder tax obligations	—	—	(77,326)	(1)	—	—	(5,479)	—	—	(5,480)
Net income (loss)	—	—	—	—	—	—	—	149,813	—	149,813
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(23,947)	(23,947)
Common shares dividend declared ($0.70 per share)	—	—	—	—	—	—	—	(39,214)	—	(39,214)
Preferred shares dividend declared	—	—	—	—	—	—	—	(13,028)	—	(13,028)
Balance as of March 31, 2023	29,200,000	$730,000	81,441,414	$814	26,239,401	$(1,194,519)	$906,644	$2,629,499	$85,322	$3,157,760
Share-based compensation expense	—	—	—	—	—	—	2,567	—	—	2,567
Treasury shares acquired	—	—	—	—	140,000	(8,701)	—	—	—	(8,701)
Net income (loss)	—	—	—	—	—	—	—	141,762	—	141,762
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	28,209	28,209
Common shares dividend declared ($0.70 per share)	—	—	—	—	—	—	—	(38,677)	—	(38,677)
Preferred shares dividend declared	—	—	—	—	—	—	—	(13,028)	—	(13,028)
Balance as of June 30, 2023	29,200,000	$730,000	81,441,414	$814	26,379,401	$(1,203,220)	$909,211	$2,719,556	$113,531	$3,269,892
Share-based compensation expense	—	—	3,011	—	—	—	2,525	—	—	2,525
Share repurchase to settle shareholder tax obligations	—	—	(3,864)	—	—	—	(323)	—	—	(323)
Net income (loss)	—	—	—	—	—	—	—	69,701	—	69,701
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	19,619	19,619
Reclassification of share-based awards to a liability	—	—	—	—	—	—	(16,109)	—	—	(16,109)
Return of capital to Parent	—	—	—	—	—	—	—	(407,632)	—	(407,632)
Common shares dividend declared ($0.70 per share)	—	—	—	—	—	—	—	(39,296)	—	(39,296)
Preferred shares dividend declared	—	—	—	—	—	—	—	(13,028)	—	(13,028)
Cancellation of Common Stock	—	—	(81,440,561)	(814)	—	—	814	—	—	—
Cancellation of Treasury Stock	—	—	—	—	(26,379,401)	1,203,220	(1,203,220)	—	—	—
Issuance of Common stock to Parent	—	—	101,158,891	1,012	—	—	(1,012)	—	—	—
Balance as of September 30, 2023	29,200,000	$730,000	101,158,891	$1,012	—	$—	$(308,114)	$2,329,301	$133,150	$2,885,349
The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of these statements.

TRITON INTERNATIONAL LIMITED
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$353,632	$361,276
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	406,569	436,753
Amortization of deferred debt cost and other debt related amortization	7,086	6,000
Lease related amortization	2,031	4,078
Other non-cash compensation costs	2,460	7,305
Net (gain) loss on sale of leasing equipment	6,061	(49,401)
Deferred income taxes	3,031	(1,022)
Changes in operating assets and liabilities:
Accounts receivable, net	14,953	(32,179)
Deferred revenue	(55,190)	(54,327)
Change in share-based awards liability	—	18,765
Accounts payable and other accrued expenses	20,890	9,875
Equipment sold (purchased) for resale activity	8,067	15,101
Cash collections on finance lease receivables, net of income earned	89,803	143,826
Other assets	8,720	(3,096)
Net cash provided by (used in) operating activities	868,113	862,954
Cash flows from investing activities:
Purchases of leasing equipment and investments in finance leases	(666,319)	(151,361)
Proceeds from sale of equipment, net of selling costs	286,096	272,633
Other	114	(133)
Net cash provided by (used in) investing activities	(380,109)	121,139
Cash flows from financing activities:
Debt issuance costs	(18,815)	(3,008)
Borrowings under debt facilities	2,410,483	1,570,000
Payments under debt facilities and finance lease obligations	(2,423,613)	(1,888,800)
Dividends paid on preferred shares	(39,084)	(39,084)
Distributions to Parent	(404,984)	(407,632)
Dividends paid on common shares	—	(115,552)
Purchases of treasury shares	—	(129,776)
Other	—	(5,803)
Net cash provided by (used in) financing activities	(476,013)	(1,019,655)
Net increase (decrease) in cash, cash equivalents and restricted cash	$11,991	$(35,562)
Cash, cash equivalents and restricted cash, beginning of period	149,226	186,309
Cash, cash equivalents and restricted cash, end of period	$161,217	$150,747
Supplemental disclosures:
Interest paid	$180,651	$167,980
Income taxes paid (refunded)	$13,669	$39,285
Non-cash operating activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,441	$9,102
Non-cash investing activities:
Equipment purchases payable	$173,606	$9,121
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

The unaudited interim financial statements have been prepared on a basis consistent with the Company's annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company's financial position, results of operations, comprehensive income, shareholders' equity, and cash flows for the periods presented. The Consolidated Balance Sheet as of December 31, 2023, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP. The consolidated results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2024 or for any other future annual or interim period.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities in the financial statements. Such estimates include, but are not limited to, the Company's estimates in connection with leasing equipment, including residual values and depreciable lives, values of assets held for sale and other long-lived assets, provision for income tax, allowance for doubtful accounts, components of compensation, goodwill and intangible assets. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company's equipment leases and trade receivables subject it to potential credit risk. The Company extends credit to its customers based upon an evaluation of each customer's financial condition and credit history. Evaluations of the financial condition and associated credit risk of customers are performed on an ongoing basis. As a percent of its lease billings, the Company's three largest customers accounted for 20%, 19%, and 12% for the nine months ended September 30, 2024 and 19%, 17% and 11% for the nine months ended September 30, 2023.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements

For information on the fair value of equipment held for sale, debt, and the fair value of derivative instruments, please refer to Note 3 - "Equipment Held for Sale", Note 7 - "Debt" and Note 8 - "Derivative Instruments", respectively.

Recently Issued Accounting Standards Not Yet Adopted

Segment Reporting

Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, was issued in November 2023, which requires enhancements to the disclosure requirements for operating segments, primarily disclosures about significant segment expenses, in the Company’s annual and interim consolidated financial statements. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. The Company is currently evaluating the impact, if any, that the adoption of this standard will have on its segment disclosures.

Income Taxes

ASU No. 2023-09, Improvements to Income Tax Disclosures, was issued in December 2023, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). The new guidance also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual reporting periods beginning after December 15, 2024. The Company is currently evaluating the impact that the adoption of this standard will have on its income tax disclosures.

Compensation Costs

ASU No. 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”), was issued in March 2024, to clarify the scope application of profits interest and similar awards and to add incremental clarity to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of ASC 718, Compensation-Stock Compensation. ASU 2024-01 is effective for annual periods beginning after December 15, 2024 and interim periods within those annual periods with early adoption permitted. The Company intends to adopt ASU 2024-01 as of January 1, 2025 on a prospective basis, and does not expect this ASU to have an impact on the Company’s consolidated financial statements.

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

The Company incurred certain costs related to the Merger that are included in Transaction and other costs in the Company’s Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, transaction and other costs primarily consisted of employee incentive and retention compensation costs and legal expenses and other costs associated with the Merger. For the three and nine months ended September 30, 2023, transaction and other costs primarily consisted of employee incentive and retention compensation costs, financial advisory fees, and legal and professional expenses incurred in connection with the Merger. See Note 4 - "Other Compensation Costs - Other Compensation" for more detailed information regarding employee incentive and retention compensation.

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

The following table summarizes the Company's components of Net gain (loss) on sale of leasing equipment on the Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Impairment (loss) reversal on equipment held for sale	$(947)	$(2,959)	$(3,028)	$(5,770)
Gain (loss) on sale of equipment, net of selling costs	18,687	15,277	54,375	55,171
Up-front (loss) on finance lease	(305)	—	(57,408)	—
Net gain (loss) on sale of leasing equipment	$17,435	$12,318	$(6,061)	$49,401

During 2024, the Company entered into a finance lease transaction which included certain containers purchased during the COVID-19 pandemic with carrying values that were higher than current market values, resulting in an up-front loss of $57.4 million and corresponding reduction to the net book value of revenue earning assets.

Note 4—Other Compensation Costs

Long-Term Cash Incentive Plan

During the first quarter of 2024, the Company adopted a Long-Term Cash Incentive Plan that allows incentive awards to be granted to certain employees and consultants of the Company. The Company granted 2024 long-term cash incentive awards with a specified cash target value (“2024 LTIP Awards”) during the first quarter of 2024. The 2024 LTIP Awards will vest in equal installments on January 15, 2026 and January 15, 2027, subject to the participant's continued service with the Company. Payouts of the awards will be based on changes in the Company’s valuation, plus cumulative cash dividends and return of capital distributions paid by the Company over the vesting period. Changes in the aggregate target value at each subsequent reporting date will be recognized as compensation expense based on the portion of vesting or service period lapsed from the grant date through the reporting date.

The aggregate target value of the 2024 LTIP Awards at September 30, 2024 was $13.0 million, which will be recognized as compensation expense over the vesting period. For the three and nine months ended September 30, 2024, the Company recognized $1.4 million and $3.3 million, respectively, of compensation expense for the 2024 LTIP Awards in Administrative expenses on the Consolidated Statements of Operations.

Long-Term Incentive Awards

In the fourth quarter of 2023, certain senior executives of the Company were granted 750 incentive units pursuant to a long-term incentive program established by Brookfield Infrastructure. The awards (the “Incentive Units”) will vest in five equal annual installments on each of the first five anniversaries of the closing date of the Merger, subject to the participants' continued employment or service. During the second quarter of 2024, 125 additional Incentive Units were granted under this program in the form of bonus unit awards. The total number of Incentive Units granted under the long-term incentive program was 875 as of September 30, 2024. Payment obligations under the program (if any) are the responsibility of Brookfield Infrastructure. For additional information regarding the Incentive Units, please refer to the section titled "Post-Merger Long-Term Incentive Awards Granted by Brookfield Infrastructure" in Part III, Item 11. "Executive Compensation" in the 2023 Annual Report on Form 10-K.

The Company will recognize compensation cost for the Incentive Units on a straight-line basis over the five-year vesting period based on the fair value of the awards. The fair value at grant date of $16.4 million relates to both units issued and additional units that are expected to be issued under this program. Changes in the fair value at each subsequent reporting date will be recognized as compensation expense based on the portion of vesting or service period lapsed from the grant date

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

through the reporting date. Based on a review of the valuation of the Company at the first anniversary date of the Merger, the fair value of these awards at grant date of $16.4 million did not materially change. The fair value as of September 30, 2024 was calculated using a Black-Scholes pricing formula including the following significant assumptions:

Underlying market price per share	$109.70
Volatility	34.00%
Expected term	4 years
Risk-free rate	3.86%

For the three and nine months ended September 30, 2024, the Company recognized $0.8 million and $2.5 million, respectively, of compensation expense for the Incentive Units in Administrative expenses on the Consolidated Statements of Operations.

Other Compensation

Prior to the completion of the Merger, the Company recognized share-based compensation expense for share-based awards based on the grant date fair value. The expense was recognized over the employee's requisite service period, or vesting period of the equity award, approximately three years. The Company recognized share-based compensation expense in Administrative expenses of $2.5 million and $7.3 million for the three and nine months ended September 30, 2023, respectively.

In accordance with the Merger Agreement, upon closing of the Merger, Triton’s unvested restricted shares and restricted share units that were outstanding immediately prior to the closing of the Merger were converted into a contingent right to receive cash equal to the number of shares subject to such award, assuming attainment of the maximum level of performance for performance-based awards, multiplied by $83.16 per share, plus accrued dividends. This amount will be paid upon the earlier of the original vesting date of the award and the twelve-month anniversary of the Merger closing date subject to the participant's continued service with the Company. The modification of the unvested share-based awards changed the classification of the awards from equity to liability, as well as modified the original service period of the awards. As a result of the change in the classification of the awards, the Accrued compensation liability at September 30, 2023 included a $16.1 million reclassification from equity, plus previously accrued dividends of $2.9 million. For both the three and nine months ended September 30, 2023, Transaction and other costs included $18.8 million in incremental employee compensation costs to recognize the fair value of the awards based on the portion of the service period completed at the time of modification.

The following table summarizes activity related to these awards for the nine months ended September 30, 2024 (in millions):

Accrued compensation liability at December 31, 2023	$41.6
Compensation expense(1)	11.9
Payments(2)	(18.0)
Accrued compensation liability at September 30, 2024(3)	$35.5

(1) Included in Transaction and other costs in the Consolidated Statements of Operations.
(2) Amounts paid to participants primarily related to awards granted in 2021 that vested in January 2024.
(3) Amounts accrued to be paid during the fourth quarter of 2024.

Transaction and other costs also included retention compensation expense related to the Merger of $0.6 million and $2.2 million for the three and nine months ended September 30, 2024, respectively and $1.4 million for both the three and nine months ended September 30, 2023. As of September 30, 2024, the accrued retention liability was paid out in full. See Note 2 - "Merger" for more detailed information regarding Merger costs.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Other Equity Matters

In connection with the Merger, all previously issued and outstanding common shares of Triton were cancelled and following the closing of the Merger, 100% of the Company’s issued and outstanding common shares are privately held by an affiliate of Brookfield Infrastructure.

During the nine months ended September 30, 2024, the Company paid cash dividends of $400.0 million to Parent. The Company also paid $5.0 million in cash distributions to Parent for the reimbursement of or payment of transaction costs related to the Merger. In addition, the Company received a capital contribution of $1.9 million from a Brookfield affiliate in connection with the Merger that was distributed as a dividend to Parent.

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

As of September 30, 2024, the Company had cumulative unpaid preference dividends of $2.2 million.

Note 6—Leases

Lessee

The Company leases office facilities under various cancellable and non-cancellable operating leases, most of which provide extension or early termination options. The Company's lease agreements do not contain any residual value guarantees or material restrictive covenants.

The following table summarizes the impact of the Company's leases in its financial statements (in thousands):

Balance Sheet	Financial statement caption	September 30, 2024	December 31, 2023
Right-of-use asset - operating	Other assets	$10,069	$10,093
Lease liability - operating	Accounts payable and other accrued expenses	$13,817	$13,510

		Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement	Financial statement caption	2024	2023	2024	2023
Operating lease cost(1)	Administrative expenses	$740	$652	$2,208	$2,127
(1)     Includes short-term leases that are immaterial.

Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows was $1.8 million and $2.4 million for the nine months ended September 30, 2024 and 2023, respectively.

The following table includes supplemental information related to the Company's operating leases:

September 30, 2024
Weighted-Average Remaining Lease Term	9.0 years
Weighted-Average Discount Rate	5.72%

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lessor

Operating Leases

As of September 30, 2024, the Company has deferred revenue balances related to operating leases with uneven payment terms. These amounts will be amortized into revenue as follows (in thousands):

Year ending December 31,
2024 (Remaining 3 months)	$19,045
2025	65,995
2026	43,231
2027	16,736
2028	15,568
2029 and thereafter	43,258
Total	$203,833

Finance Leases

The following table summarizes the components of the net investment in finance leases (in thousands):

	September 30, 2024	December 31, 2023
Future minimum lease payment receivable(1)	$2,038,178	$1,928,167
Estimated residual receivable(2)	269,270	218,199
Gross finance lease receivables(3)	2,307,448	2,146,366
Unearned income(4)	(699,282)	(636,486)
Finance lease reserve(5)	—	(2,588)
Net investment in finance leases(6)	$1,608,166	$1,507,292
(1)     There were no executory costs included in gross finance lease receivables as of September 30, 2024 and December 31, 2023.
(2)     The Company's finance leases generally include a purchase option at nominal amounts that is reasonably certain to be exercised, and therefore, the Company has immaterial residual value risk for assets.
(3)    The gross finance lease receivable is reduced as billed to customers and reclassified to accounts receivable until paid by customers.
(4)     There were no unamortized initial direct costs as of September 30, 2024 and December 31, 2023.
(5)    The Company reversed the finance lease reserve during the second quarter of 2024.
(6)    One major customer represented 93% of the Company's finance lease portfolio as of September 30, 2024 and December 31, 2023, respectively. No other customer represented more than 10% of the Company's finance lease portfolio in each of those periods.

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Debt

The table below summarizes the Company's key terms and carrying value of debt as of the periods indicated:

	September 30, 2024				December 31, 2023
	Outstanding Borrowings (in thousands)	Contractual Weighted Avg Interest Rate	Maturity Range		Outstanding Borrowings (in thousands)
			From	To
Secured Debt Financings
Securitization ("ABS") term instruments	$3,125,447	2.92%	February 2028	February 2035	$2,579,832
Securitization warehouse	60,000	6.85%	January 2031	January 2031	240,000
Total secured debt financings	3,185,447				2,819,832
Unsecured Debt Financings
Senior notes	1,800,000	2.82%	April 2026	March 2032	2,300,000
Credit facility:
Revolving credit tranche	805,000	6.13%	July 2029	July 2029	930,000
Term loan tranche	1,715,000	6.13%	July 2029	July 2029	1,468,496
Total unsecured debt financings	4,320,000				4,698,496
Total debt financings	$7,505,447				$7,518,328
Unamortized debt costs	(51,746)				(43,924)
Unamortized debt premiums & discounts	(3,414)				(3,770)
Debt, net of unamortized costs	$7,450,287				$7,470,634

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

The Company’s borrowings under the ABS facilities amortize in monthly installments, typically in level payments over five or more years. These facilities provide for an advance rate against the net book values of designated eligible equipment. The net book values for purposes of calculating eligible equipment is determined according to the related debt agreement and may be different than those calculated per GAAP. The Company is required to maintain restricted cash balances on deposit in designated bank accounts equal to nine months of interest expense on certain securitized term instruments.

In the second and third quarters of 2024, the Company issued a series of ABS fixed-rate notes in the amounts of $450.0 million and $351.9 million at weighted average interest rates of 5.55% and 5.63% and expected maturity dates of May 2034 and February 2035, respectively. The proceeds from these issuances were primarily used to pay down borrowings under the Company's revolving credit facilities.

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company's ABS warehouse facility has a borrowing capacity of $1,125.0 million that is available on a revolving basis, paying interest at term Secured Overnight Financing Rate ("SOFR") plus 1.60%. In the first quarter of 2024, the Company amended its ABS warehouse facility to extend the conversion date from April 27, 2025 to January 22, 2027. After the revolving period, borrowings will convert to term notes with a final maturity date of January 22, 2031 and pay interest at daily compound SOFR plus 2.60%. The interest rate benchmark was amended from term SOFR to daily compounded SOFR. The margin over the benchmark rate was unchanged as a result of the amendment.

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

In the second quarter of 2024, the Company’s $500.0 million 1.15% senior notes matured. Payment at maturity was primarily funded by borrowings under Triton’s revolving credit facility.

Credit Facility

In the third quarter of 2024, the Company amended and restated its existing $2,000.0 million revolving credit facility to add a new $1,750.0 million term loan tranche under the credit facility. Term loan borrowings under the credit facility amortize in quarterly installments. The amendment and restatement also transitioned the reference rate from term to daily SOFR, increased the accordion feature available under the credit facility from $500.0 million to $1,000.0 million (or more in certain instances) and extended the maturity date of the credit facility to July 9, 2029. The interest rate under the credit facility is daily SOFR plus 1.30%. The credit facility is subject to covenants customary for financings of this type, including financial covenants that require the Company to maintain a minimum ratio of unencumbered assets to certain financial indebtedness.

Proceeds from the credit facility were used in part to prepay the Company’s former term loan facility, which was then terminated. The termination of the former term loan facility and addition of the term loan tranche under the credit facility were accounted for as a debt modification and, accordingly, financing fees paid were deferred and $0.1 million of the unamortized fees from the existing term loan facility were written off and included in Other (income) expense, net on the Consolidated Statement of Operations.

Derivative Impact on Debt

The Company hedges the risks associated with fluctuations in interest rates on a portion of its floating-rate debt by entering into interest rate swap agreements that convert a portion of its floating-rate debt to a fixed-rate basis, thus reducing the impact of interest rate changes on future interest expense.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company's outstanding fixed-rate and floating-rate debt as of September 30, 2024:

	Balance Outstanding (in thousands)	Contractual Weighted Avg Interest Rate	Maturity Range		Weighted Avg Remaining Term
			From	To
Excluding impact of derivative instruments:
Fixed-rate debt	$4,925,447	2.88%	Apr 2026	Feb 2035	4.4 years
Floating-rate debt	$2,580,000	6.15%	Jul 2029	Jan 2031	4.2 years

Including impact of derivative instruments:
Fixed-rate debt	$4,925,447	2.88%
Hedged floating-rate debt	$1,878,250	3.84%
Total fixed and hedged debt	$6,803,697	3.15%
Unhedged floating-rate debt	$701,750	6.15%
Total debt	$7,505,447	3.35%

The fair value of total debt outstanding was $7,155.9 million and $6,905.9 million as of September 30, 2024 and December 31, 2023, respectively, and was measured using Level 1 and Level 2 inputs.

As of September 30, 2024, the maximum borrowing levels for the ABS warehouse and the revolving credit tranche under the credit facility were $1,125.0 million and $2,000.0 million, respectively. These facilities are governed by either borrowing bases or an unencumbered asset test that limits borrowing capacity. Based on those limitations, the availability under these revolving credit facilities at September 30, 2024 was approximately $995.0 million.

The Company is subject to certain financial covenants under its debt financings. As of September 30, 2024, the Company was in compliance with all financial covenants in accordance with the terms of its debt agreements.

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

In the first quarter of 2024, the Company entered into offsetting $500.0 million notional interest rate cap agreements with substantially similar economic terms related to certain debt facility requirements. These derivatives are not designated as hedging instruments, and because they offset, changes in fair value have an immaterial impact on the financial statements.

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

Certain assets of the Company's subsidiaries are pledged as collateral for various ABS facilities. Additionally, the Company may be required to post cash collateral on certain derivative agreements if the fair value of these contracts represents a liability. Any amounts of cash collateral posted are included in Other assets on the Consolidated Balance Sheets and are presented in operating activities on the Consolidated Statements of Cash Flows. As of September 30, 2024, the Company had cash collateral on derivative instruments of $0.7 million.

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Within the next twelve months, the Company expects to reclassify $22.6 million of net unrealized and realized gains related to derivative instruments designated as cash flow hedges from accumulated other comprehensive income (loss) into earnings.

As of September 30, 2024, the Company had derivative agreements in place to fix interest rates on a portion of the borrowings under its debt facilities with floating interest rates as summarized below:

Derivatives	Notional Amount (in millions)	Weighted Average Fixed Leg (Pay) Interest Rate	Weighted Average Remaining Term
Interest Rate Swap	$1,878.3	2.53%	3.8 years

The following table summarizes the impact of derivative instruments on the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income on a pretax basis (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Financial statement caption	2024	2023	2024	2023
Designated Derivative Instruments
Realized (gains) losses	Interest and debt (income) expense	$(13,848)	$(13,030)	$(42,826)	$(34,183)
Unrealized (gains) losses	Comprehensive (income) loss	$41,320	$(32,317)	$(10,391)	$(56,646)

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarizes the Company's segment information and the consolidated totals reported (in thousands):

	Three Months Ended September 30,
	2024			2023
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$389,297	$2,022	$391,319	$383,342	$1,559	$384,901
Trading margin	—	1,053	1,053	—	4,508	4,508
Net gain (loss) on sale of leasing equipment	17,435	—	17,435	12,318	—	12,318
Depreciation and amortization	134,744	208	134,952	141,237	201	141,438
Interest and debt expense	67,232	172	67,404	59,823	250	60,073
Segment income (loss) before income taxes(1)	163,518	2,638	166,156	75,446	5,643	81,089
Purchases of leasing equipment and investments in finance leases(2)	$298,159	$—	$298,159	$31,847	$—	$31,847

	Nine Months Ended September 30,
	2024			2023
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Total leasing revenues	$1,135,851	$5,742	$1,141,593	$1,164,019	$5,144	$1,169,163
Trading margin	—	3,352	3,352	—	7,491	7,491
Net gain (loss) on sale of leasing equipment	(6,061)	—	(6,061)	49,401	—	49,401
Depreciation and amortization	405,949	620	406,569	436,174	579	436,753
Interest and debt expense	189,737	505	190,242	175,391	820	176,211
Segment income (loss) before income taxes(1)	387,230	7,912	395,142	388,653	11,263	399,916
Purchases of leasing equipment and investments in finance leases(2)	$666,319	$—	$666,319	$151,361	$—	$151,361

(1)     Segment income before income taxes excludes unrealized gains or losses on derivative instruments and debt termination expense. For the three and nine months ended September 30, 2024, the Company recorded an immaterial amount of unrealized gains or losses on derivative instruments and debt termination expenses. For the three and nine months ended September 30, 2023, the Company recorded an immaterial amount of unrealized gains or losses on derivative instruments and did not record any debt termination expense.
(2)     Represents cash disbursements for purchases of leasing equipment and investments in finance leases as reflected in the Consolidated Statements of Cash Flows for the periods indicated, but excludes cash flows associated with the purchase of equipment held for resale.

	September 30, 2024			December 31, 2023
	Equipment Leasing	Equipment Trading	Totals	Equipment Leasing	Equipment Trading	Totals
Equipment held for sale	$92,183	$20,549	$112,732	$165,184	$20,318	$185,502
Goodwill	220,864	15,801	236,665	220,864	15,801	236,665
Total assets	$11,141,059	$65,458	$11,206,517	$11,164,052	$68,816	$11,232,868

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

TRITON INTERNATIONAL LIMITED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the geographic allocation of total leasing revenues based on customers' primary domicile (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total leasing revenues:
Asia	$148,562	$129,863	$407,915	$402,300
Europe	208,620	207,541	612,491	621,751
Americas	17,340	32,769	72,885	100,723
Bermuda	1,081	1,058	3,203	3,143
Other International	15,716	13,670	45,099	41,246
Total	$391,319	$384,901	$1,141,593	$1,169,163

Since the majority of the Company's containers are used internationally, where no one container is domiciled in one particular place for a prolonged period of time, all of the Company's long-lived assets are considered to be international.

The following table summarizes the geographic allocation of equipment trading revenues based on the location of the sale (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total equipment trading revenues:
Asia	$3,840	$13,870	$12,313	$30,805
Europe	2,620	6,135	7,159	14,841
Americas	3,153	5,109	9,850	19,384
Bermuda	—	—	—	—
Other International	1,880	9,882	6,288	15,494
Total	$11,493	$34,996	$35,610	$80,524

Note 10—Commitments and Contingencies

Container Equipment Purchase Commitments

As of September 30, 2024, the Company had commitments to purchase equipment in the amount of $133.5 million to be paid in 2024.

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

The following table summarizes the Company's effective tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Effective Income Tax Rate	9.3%	14.0%	10.5%	9.7%

The Company has computed the provision for income taxes based on the estimated annual effective tax rate and the application of discrete items, if any, in the applicable period. The decrease in the effective tax rate for the three months ended September 30, 2024, compared to the same period in 2023 was primarily due to a lower portion of the Company's income generated in lower tax rate jurisdictions during 2023 as a result of transaction costs incurred in connection with the Merger which did not re-occur in 2024. The increase in the effective tax rate for the nine months ended September 30, 2024, compared to the same period in 2023 was primarily due to the up-front loss on a finance lease transaction recorded in low tax jurisdictions during the second quarter of 2024 which resulted in a disproportionate increase to pre-tax income in higher tax jurisdictions.

Note 12—Related Party Transactions

The Company holds a 50% interest in Tristar Container Services (Asia) Private Limited ("Tristar"), which is primarily engaged in the selling and leasing of container equipment in the domestic and short sea markets in India.  The Company's equity investment in Tristar is included in Other assets on the Consolidated Balance Sheets. The Company received payments on finance leases with Tristar of $0.5 million and $1.5 million for both the three and nine months ended September 30, 2024 and 2023. The Company has a finance lease receivable balance with Tristar of $4.4 million and $5.7 million as of September 30, 2024 and December 31, 2023, respectively.

Note 13—Subsequent Events

On November 3, 2024, the Company's Board of Directors approved and declared a cash dividend of $100.0 million on its issued and outstanding common shares to Parent, payable on November 15, 2024.

On November 3, 2024, the Company's Board of Directors also approved and declared a cash dividend on its issued and outstanding preference shares, payable on December 13, 2024 to holders of record at the close of business on December 6, 2024 as follows:

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

Operations

Our consolidated operations include the acquisition, leasing, re-leasing and subsequent sale of multiple types of intermodal containers and chassis. As of September 30, 2024, our total fleet consisted of 4.1 million containers and chassis, representing 7.0 million twenty-foot equivalent units ("TEU") or 7.6 million cost equivalent units ("CEU"). We have an extensive global presence, offering leasing services through a worldwide network of local offices, and we utilize third-party container depots spread across over 46 countries to provide customers global access to our container fleet. Our primary customers include the world's largest container shipping lines.

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

The following table summarizes the percentage of our equipment fleet in terms of units and CEU as of September 30, 2024:

Equipment Type	Percentage of total fleet in units	Percentage of total fleet in CEU
Dry	90.8%	72.6%
Refrigerated	5.1	20.3
Special	2.4	3.4
Tank	0.3	1.3
Chassis	0.6	1.8
Equipment leasing fleet	99.2	99.4
Equipment trading fleet	0.8	0.6
Total	100.0%	100.0%

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

The following table provides a summary of our equipment lease portfolio by lease type, based on CEU as of September 30, 2024:

Lease Portfolio	By CEU
Long-term leases	66.5%
Finance leases	10.1%
Subtotal	76.6
Service leases	5.9%
Expired long-term leases, non-sale age (units on-hire)	7.9%
Expired long-term leases, sale-age (units on-hire)	9.6%
Total	100.0%

As of September 30, 2024, our long-term and finance leases combined had a weighted average remaining contractual term by CEU of approximately 57 months assuming no leases are renewed.

Operating Performance Summary

Our operating and financial performance in the third quarter remained strong. Container pick-up activity in the third quarter moderated from the high levels experienced in the first half of the year, although container supply and demand continued to be tight. This resulted in continued low container drop off activity, high fleet utilization and strong disposal volumes and prices.

As of September 30, 2024, the net book value of our revenue earning assets was $10.5 billion, up slightly from December 31, 2023. Through September 30, 2024, we have ordered $896.8 million of containers for delivery in 2024. These new equipment purchases were largely offset by depreciation expense, a high volume of disposals and the write-off of $57.4 million related to a finance lease transaction entered into in the second quarter of 2024.

Our utilization increased in the third quarter of 2024 as compared to the third quarter of 2023 due to an increase in container pick-up activity, as well as a decrease in drop-off volumes. Average utilization for the third quarter of 2024 and 2023 was 99.0% and 96.6% respectively, and ending utilization for the same periods was 98.9% and 96.4%. Utilization is computed by dividing our total units on lease (in CEU) by the total units in our fleet (in CEU), excluding new units not yet leased and off-hire units designated for sale.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows provided by operating activities, proceeds from the sale of our leasing equipment, borrowings under our debt facilities and proceeds from other financing activities. Our principal uses of cash include capital expenditures, debt service, and dividends.

For the trailing twelve months ended September 30, 2024, cash provided by operating activities, together with the proceeds from the sale of our leasing equipment, was $1,521.4 million. In addition, as of September 30, 2024, we had $85.8 million of unrestricted cash and cash equivalents and $2,260.0 million of maximum borrowing capacity remaining under our existing credit facilities.

As of September 30, 2024, our cash commitments in the next twelve months include $511.6 million of scheduled principal payments on our existing debt facilities and $307.1 million of committed but unpaid capital expenditures, primarily for the purchase of new equipment.

We believe that cash generated from operating activities, existing cash, proceeds from the sale of our leasing equipment, and availability under our credit facilities will be sufficient to meet our obligations over the next twelve months and beyond.

Capital Activity

During the three and nine months ended September 30, 2024, the Company paid dividends on preference shares of $13.0 million and $39.1 million, respectively, and paid cash dividends of $200.0 million and $400.0 million, respectively, on the common shares of the Company to Parent. During the nine months ended September 30, 2024, the Company paid $5.0 million in distributions to Parent for the reimbursement of or payment of transaction costs related to the Merger.

For additional information on capital activity and dividends, please refer to Note 5 – “Other Equity Matters” in the Notes to the Unaudited Consolidated Financial Statements.

Debt Activity

During the third quarter of 2024, the Company amended and restated its existing $2,000.0 million revolving credit facility to, among other things, add a new $1,750.0 million term loan tranche under the credit facility. The amendment and restatement also transitioned the reference rate from term to daily SOFR, increased the accordion feature available under the credit facility from $500.0 million to $1,000.0 million (or more in certain instances) and extended the maturity date of the credit facility to July 9, 2029. Proceeds from the credit facility were used in part to prepay the Company's former term loan facility, which was then terminated.

During the second and third quarters of 2024, the Company issued securitization ("ABS") fixed-rate notes in the amount of $450.0 million and $351.9 million at weighted average interest rates of 5.55% and 5.63% and expected maturity dates of May 2034 and February 2035, respectively. The proceeds from these issuances were primarily used to pay down borrowings under the Company's revolving credit facilities.

In the second quarter of 2024, the Company’s $500.0 million 1.15% senior notes matured. Payment at maturity was primarily funded by borrowings under Triton’s revolving credit facility.

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

Credit Ratings

Our investment-grade corporate and long-term debt credit ratings enable us to lower our cost of funds and broaden our access to attractively priced capital. While a ratings downgrade, on its own, would not result in a default under any of our debt agreements, it could adversely affect our ability to issue debt and obtain new financings, or renew existing financings, and it would increase the cost of our financings. Additionally, under the terms of our senior notes and preference shares, certain ratings downgrades following the occurrence of a change of control, as more fully described in the relevant agreements governing those instruments, could give holders of those instruments certain redemption or conversion rights. The Company's long-term debt and corporate rating of BBB- from Fitch Ratings and BBB from S&P Global Ratings remained unchanged in the third quarter of 2024.

Debt Agreements

As of September 30, 2024, our outstanding indebtedness was comprised of the following (amounts in millions):

	September 30, 2024
	Outstanding Borrowings	Maximum Borrowing Level
Secured Debt Financings
Securitization term instruments	$3,125.4	$3,125.4
Securitization warehouse	60.0	1,125.0
Total secured debt financings	3,185.4	4,250.4
Unsecured Debt Financings
Senior notes	1,800.0	1,800.0
Credit facility:
Revolving credit tranche	805.0	2,000.0
Term loan tranche	1,715.0	1,715.0
Total unsecured debt financings	4,320.0	5,515.0
Total debt financings	7,505.4	9,765.4
Unamortized debt costs	(51.7)	—
Unamortized debt premiums & discounts	(3.4)	—
Debt, net of unamortized costs	$7,450.3	$9,765.4

The maximum borrowing levels depicted in the table above may not reflect the actual availability under all of the credit facilities. Certain of these facilities are governed by either borrowing bases or an unencumbered asset test that limits borrowing capacity. Based on those limitations, the availability under the ABS warehouse and the revolving credit tranche under the credit facility at September 30, 2024 was approximately $995.0 million.

As of September 30, 2024, we had a combined $6,803.7 million of total debt on facilities with fixed interest rates or floating interest rates that have been synthetically fixed through interest rate swap contracts. This accounts for 90.7% of our total debt.

For additional information on our debt, please refer to Note 7 - "Debt" in the Notes to the Unaudited Consolidated Financial Statements.

Debt Covenants

We are subject to certain financial covenants related to leverage and interest coverage as defined in our debt agreements. Failure to comply with these covenants could result in a default under the related credit agreements and the acceleration of our outstanding debt if we were unable to obtain a waiver from the creditors. As of September 30, 2024, we were in compliance with all such covenants.

Cash Flow

The following table sets forth certain cash flow information for the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023	Variance
Net cash provided by (used in) operating activities	$868,113	$862,954	$5,159
Net cash provided by (used in) investing activities	$(380,109)	$121,139	$(501,248)
Net cash provided by (used in) financing activities	$(476,013)	$(1,019,655)	$543,642

Operating Activities

Net cash provided by operating activities increased by $5.2 million to $868.1 million for the nine months ended September 30, 2024 compared to $863.0 million in the same period in 2023. The increase was primarily due to higher profitability and an increase in accounts receivable due to the timing of cash collections. These increases were partially offset by a decrease in cash collections on finance lease receivables due to a large buyout of equipment under a finance lease in 2023, that did not re-occur in 2024.

Investing Activities

Net cash used in investing activities was $380.1 million for the nine months ended September 30, 2024 compared to net cash provided by investing activities of $121.1 million in the same period in 2023, a change of $501.2 million. The change was primarily due to a $515.0 million increase in the purchases of leasing equipment partially offset by a $13.5 million increase in proceeds from the sale of equipment.

Financing Activities

Net cash used in financing activities decreased by $543.6 million to $476.0 million for the nine months ended September 30, 2024 compared to $1,019.7 million in the same period in 2023. We had a decrease in net debt repayments of $305.7 million and a decrease in capital distributions of $245.4 million in the first nine months of 2024 compared to the same period of 2023.

Results of Operations

The following table summarizes our comparative results of operations (in thousands):

	Three Months Ended September 30,
	2024	2023	Variance
Leasing revenues:
Operating leases	$363,787	$358,997	$4,790
Finance leases	27,532	25,904	1,628
Total leasing revenues	391,319	384,901	6,418

Equipment trading revenues	11,493	34,996	(23,503)
Equipment trading expenses	(10,440)	(30,488)	20,048
Trading margin	1,053	4,508	(3,455)

Net gain (loss) on sale of leasing equipment	17,435	12,318	5,117

Operating expenses:
Depreciation and amortization	134,952	141,438	(6,486)
Direct operating expenses	13,527	27,143	(13,616)
Administrative expenses	22,862	23,623	(761)
Transaction and other costs	5,095	68,741	(63,646)
Provision (reversal) for doubtful accounts	(53)	(211)	158
Total operating expenses	176,383	260,734	(84,351)
Operating income (loss)	233,424	140,993	92,431
Other (income) expenses:
Interest and debt expense	67,404	60,073	7,331
Other (income) expense, net	(56)	(173)	117
Total other (income) expenses	67,348	59,900	7,448
Income (loss) before income taxes	166,076	81,093	84,983
Income tax expense (benefit)	15,423	11,392	4,031
Net income (loss)	$150,653	$69,701	$80,952
Less: dividends on preferred shares	13,028	13,028	—
Net income (loss) attributable to common shareholder	$137,625	$56,673	$80,952

Comparison of the Three months ended September 30, 2024 and 2023

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

	Three Months Ended September 30,
	2024	2023	Variance
Leasing revenues:
Operating leases
Per diem revenues	$349,218	$341,220	$7,998
Fee and ancillary revenues	14,569	17,777	(3,208)
Total operating lease revenues	363,787	358,997	4,790
Finance leases	27,532	25,904	1,628
Total leasing revenues	$391,319	$384,901	$6,418

Total leasing revenues were $391.3 million for the three months ended September 30, 2024 compared to $384.9 million in the same period in 2023, an increase of $6.4 million.

Per diem revenues were $349.2 million for the three months ended September 30, 2024 compared to $341.2 million in the same period in 2023, an increase of $8.0 million. The primary reasons for the increase were as follows:
•$3.7 million increase due to an increase of approximately 0.1 million CEU in the average number of containers on-hire; and
•$4.4 million increase due to an increase in the average lease rates for our dry container product line as a result of pick up activity in the third quarter of 2024 at higher rates, partially offset by a decrease in average lease rates for our refrigerated container line.

Fee and ancillary lease revenues were $14.6 million for the three months ended September 30, 2024 compared to $17.8 million in the same period in 2023, a decrease of $3.2 million, primarily due to a decrease in repair and handling revenue as a result of a lower volume of redeliveries.

Finance lease revenues were $27.5 million for the three months ended September 30, 2024 compared to $25.9 million in the same period in 2023, an increase of $1.6 million. The increase was primarily due to the addition of a large finance lease transaction in the second quarter of 2024, partially offset by the runoff of the existing portfolio.

Trading margin.    Trading margin was $1.1 million for the three months ended September 30, 2024 compared to $4.5 million in the same period in 2023, a decrease of $3.4 million. Container selling margins decreased in 2024 as a result of a decrease in volume in the re-sale of new production units.

Net gain (loss) on sale of leasing equipment.    Gain on sale of leasing equipment was $17.4 million for the three months ended September 30, 2024 compared to a $12.3 million gain on sale in the same period in 2023, an increase of $5.1 million. The increase was primarily due to an increase in the average sale price of used dry containers, partially offset by a decrease in sales volume.

Depreciation and amortization.    Depreciation and amortization was $135.0 million for the three months ended September 30, 2024 compared to $141.4 million in the same period in 2023, a decrease of $6.4 million. The primary reasons for the decrease were as follows:
•$13.4 million decrease due to an increase in the number of containers that have become fully depreciated or reclassified to assets held for sale; partially offset by a
•$6.8 million increase due to new production units placed on-hire in the current year.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, store equipment when it is not on lease and reposition equipment from locations with weak leasing demand. Direct operating expenses were $13.5 million for the three months ended September 30, 2024 compared to $27.1 million in the same period in 2023, a decrease of $13.6 million. The primary reasons for the decrease were as follows:
•$10.4 million decrease in storage expense resulting from a decrease in the number of idle units; and a
•$1.5 million decrease in repair costs resulting from a lower volume of redeliveries.

Transaction and other costs.  Transaction and other costs were $5.1 million for the three months ended September 30, 2024 compared to $68.7 million in the same period in 2023, a decrease of $63.6 million. Transaction costs in the prior period are primarily related to advisory and legal fees associated with the closing of the Merger.

Interest and debt expense.    Interest and debt expense was $67.4 million for the three months ended September 30, 2024 compared to $60.1 million in the same period in 2023, an increase of $7.3 million. The primary reasons for the increase were as follows:
•$8.9 million increase due to the average effective interest rate increase to 3.62% from 3.14% due to the maturity of lower interest fixed-rate debt in the third quarter of 2023 and the second quarter of 2024, which was repaid with higher rate variable debt borrowings; partially offset by a
•$1.6 million decrease in interest expense due to a reduction in the average debt balance of $203.1 million.

Income tax expense (benefit). Income tax expense was $15.4 million for the three months ended September 30, 2024 compared to $11.4 million in the same period in 2023, an increase of $4.0 million. The increase in income tax expense was primarily the result of an increase in pre-tax income partially offset by a decrease in the effective tax rate. The Company's effective tax rate was 9.3% for the three months ended September 30, 2024 compared to 14.0% in the same period in 2023. The effective tax rate in the third quarter of 2023 was higher than the current year as there was a lower portion of the Company's income generated in lower tax rate jurisdictions due to transaction costs incurred in connection with the Merger.

Results of Operations

The following table summarizes our comparative results of operations (in thousands):

	Nine Months Ended September 30,
	2024	2023	Variance
Leasing revenues:
Operating leases	$1,060,968	$1,089,349	$(28,381)
Finance leases	80,625	79,814	811
Total leasing revenues	1,141,593	1,169,163	(27,570)

Equipment trading revenues	35,610	80,524	(44,914)
Equipment trading expenses	(32,258)	(73,033)	40,775
Trading margin	3,352	7,491	(4,139)

Net gain (loss) on sale of leasing equipment	(6,061)	49,401	(55,462)

Operating expenses:
Depreciation and amortization	406,569	436,753	(30,184)
Direct operating expenses	53,306	75,221	(21,915)
Administrative expenses	68,683	69,884	(1,201)
Transaction and other costs	26,746	71,320	(44,574)
Provision (reversal) for doubtful accounts	(1,543)	(2,768)	1,225
Total operating expenses	553,761	650,410	(96,649)
Operating income (loss)	585,123	575,645	9,478
Other (income) expenses:
Interest and debt expense	190,242	176,211	14,031
Other (income) expense, net	(134)	(490)	356
Total other (income) expenses	190,108	175,721	14,387
Income (loss) before income taxes	395,015	399,924	(4,909)
Income tax expense (benefit)	41,383	38,648	2,735
Net income (loss)	$353,632	$361,276	$(7,644)
Less: dividends on preferred shares	39,084	39,084	—
Net income (loss) attributable to common shareholder	$314,548	$322,192	$(7,644)

Comparison of the nine months ended September 30, 2024 and 2023

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

	Nine Months Ended September 30,
	2024	2023	Variance
Leasing revenues:
Operating leases
Per diem revenues	$1,016,643	$1,036,438	$(19,795)
Fee and ancillary revenues	44,325	52,911	(8,586)
Total operating lease revenues	1,060,968	1,089,349	(28,381)
Finance leases	80,625	79,814	811
Total leasing revenues	$1,141,593	$1,169,163	$(27,570)

Total leasing revenues were $1,141.6 million for the nine months ended September 30, 2024 compared to $1,169.2 million, in the same period in 2023, a decrease of $27.6 million.

Per diem revenues were $1,016.6 million for the nine months ended September 30, 2024 compared to $1,036.4 million in the same period in 2023, a decrease of $19.8 million. The primary reasons for the decrease were as follows:
•$15.2 million decrease due to a decrease of approximately 0.1 million CEU in the average number of containers on-hire; and
•$3.9 million decrease due to a decrease in the average lease rates for our dry and refrigerated container product lines as a result of sizable lease extension transactions throughout 2023 at lower levels.

Fee and ancillary lease revenues were $44.3 million for the nine months ended September 30, 2024 compared to $52.9 million in the same period in 2023, a decrease of $8.6 million, primarily due to a lower volume of redeliveries.

Trading margin.    Trading margin was $3.4 million for the nine months ended September 30, 2024 compared to $7.5 million in the same period in 2023, a decrease of $4.1 million primarily due to a decrease in sales volume.

Net gain (loss) on sale of leasing equipment.    Loss on sale of leasing equipment was $6.1 million for the nine months ended September 30, 2024 compared to a $49.4 million gain on sale in the same period in 2023, a decrease of $55.5 million. The decrease was primarily due to a $57.4 million up-front loss on a finance lease transaction in 2024 that included certain containers purchased during the COVID-19 pandemic with carrying values that were higher than current market values. Additionally, in the prior year we had a gain from the buyout of a finance lease of $4.3 million that did not re-occur. Excluding activity related to finance leases, gain on sale of equipment increased in the current period primarily due to an increase in sales volume.

Depreciation and amortization.    Depreciation and amortization was $406.6 million for the nine months ended September 30, 2024 compared to $436.8 million in the same period in 2023, a decrease of $30.2 million. The primary reasons for the decrease were as follows:
•$45.3 million decrease due to an increase in the number of containers that have become fully depreciated or reclassified to assets held for sale; partially offset by a
•$12.9 million increase due to new production units placed on-hire in the current year.

Direct operating expenses.    Direct operating expenses primarily consist of our costs to repair equipment returned off lease, store equipment when it is not on lease and reposition equipment from locations with weak leasing demand. Direct operating expenses were $53.3 million for the nine months ended September 30, 2024 compared to $75.2 million in the same period in 2023, a decrease of $21.9 million. The primary reasons for the decrease were as follows:
•$15.3 million decrease in storage expense resulting from a decrease in the number of idle units; and a
•$5.0 million decrease in repair costs resulting from a lower volume of redeliveries

Administrative expenses.    Administrative expenses were $68.7 million for the nine months ended September 30, 2024 compared to $69.9 million in the same period in 2023, a decrease of $1.2 million primarily due to a decrease in costs associated with being a public company, partially offset by an increase in incentive compensation costs.

Transaction and other costs.  Transaction and other costs were $26.7 million for the nine months ended September 30, 2024 compared to $71.3 million in the same period in 2023, a decrease of $44.6 million primarily due to a decrease in advisory fees associated with the closing of the Merger.

Provision (reversal) for doubtful accounts.    Reversal for doubtful accounts was $1.5 million for the nine months ended September 30, 2024 compared to $2.8 million in the same period in 2023. During 2024 and 2023, reserves of $2.1 million and $2.9 million, respectively, established in 2022 related to a customer default, were reversed due to better than expected recoveries. The 2024 reserve reversal was partially offset by a $0.5 million reserve established in the first quarter of 2024 for an outstanding balance not expected to be received.

Interest and debt expense.    Interest and debt expense was $190.2 million for the nine months ended September 30, 2024 compared to $176.2 million in the same period in 2023, an increase of $14.0 million. The primary reasons for the increase were as follows:
•$22.7 million increase due to an increase in the average effective interest rate to 3.40% from 3.00% due to the maturity of lower interest fixed-rate debt in the third quarter of 2023 and the second quarter of 2024, which was repaid with higher rate variable debt borrowings; partially offset by a
•$8.9 million decrease in interest expense due to a decrease in the average debt balance of $395.9 million.

Income tax expense (benefit). Income tax expense was $41.4 million for the nine months ended September 30, 2024 compared to $38.6 million in the same period in 2023, an increase of $2.8 million. The increase in income tax expense was primarily the result of an increase in pre-tax income and effective tax rate. The Company's effective tax rate was 10.5% for the nine months ended September 30, 2024 compared to 9.7% in the same period in 2023. The increase in the effective tax rate was primarily due to the up-front loss on a finance lease transaction recorded in low tax jurisdictions during the second quarter of 2024, which resulted in a disproportionate increase to pre-tax income in higher tax jurisdictions.

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

As of September 30, 2024, we had derivative agreements in place to fix interest rates on a portion of our borrowings under debt facilities with floating interest rates as summarized below:

Derivatives	Notional Amount (in millions)	Weighted Average Fixed Leg (Pay) Interest Rate	Weighted Average Remaining Term
Interest Rate Swap	$1,878.3	2.53%	3.8 years

Our derivative agreements are designated as cash flow hedges for accounting purposes. Any unrealized gains or losses related to the changes in fair value are recognized in accumulated other comprehensive income and reclassified to interest and debt expense as they are realized. As of September 30, 2024, we have certain interest rate cap agreements that are non-designated derivatives and changes in fair value are recognized as unrealized (gain) loss on derivative instruments, net, in the Consolidated Statements of Operations.

Approximately 90.7% of our debt is either fixed or hedged using derivative instruments which helps mitigate the impact of changes in short-term interest rates. A 100 basis point increase in the interest rates on our unhedged debt (SOFR) would result in an increase of approximately $8.3 million in interest expense over the next 12 months.

Foreign currency exchange rate risk

The U.S. dollar is the operating currency for the large majority of our leases and obligations, and most of our revenues and expenses are denominated in U.S. dollars. However, we pay our non-U.S. staff in local currencies, and a portion of our direct operating expenses and disposal transactions for our older containers are denominated in foreign currencies. We record realized and unrealized foreign currency exchange gains and losses in Administrative expenses in the Consolidated Statements of Operations as a result of fluctuations in exchange rates related to our Euro and Pound Sterling transactions and our foreign denominated assets and liabilities.

Net foreign currency exchange (gains) losses were immaterial for the three and nine months ended September 30, 2024 and 2023.

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our senior management has evaluated the effectiveness and design of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of September 30, 2024. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded, as of September 30, 2024, that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.

From time to time we are a party to various legal proceedings, including claims, suits and government proceedings and investigations arising in connection with the normal course of our business. For a discussion of legal proceedings, please refer to Note 10 - "Commitments and Contingencies - Contingencies" to the Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

ITEM 1A.    RISK FACTORS.

Our business is subject to numerous risks. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under Item 1A. “Risk Factors” in our 2023 Annual Report on Form 10-K, as supplemented and updated by the risk factor below. These factors could materially adversely affect our business, financial condition, results of operations and cash flows, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report on Form 10-Q.

Increased tariffs or other trade actions could adversely affect our business, financial condition and results of operations.

The international nature of our business and the container shipping industry exposes us to risks relating to the imposition of import and export duties, quotas and tariffs. These risks have increased over the last several years as the United States and other countries have adopted protectionist trade policies and as companies look to on-shoring or near-shoring their production to address material and parts shortages and/or increased costs due to these actions. In recent years, trade disputes between the United States and China have led both countries to impose tariffs on imported goods from the other, resulting in periods of decreased trade growth and demand for leased containers. Significant uncertainty remains about the future relationship between the United States and China as tariffs and other trade barriers remain historically high, other key areas of economic and foreign policy difference remain unresolved and tensions remain elevated. The 2024 U.S. presidential election, with former President Donald Trump emerging as the winner, presents uncertainty regarding future trade policies, particularly the potential for increased tariffs and trade restrictions on China. Given the importance of the United States and China in the global economy, continued or increased tensions between these countries could significantly reduce the volume of goods traded internationally and reduce the rate of global economic growth. Increased trade barriers and the risk of further disruptions is also motivating some manufacturers and retailers to reduce their reliance on overseas production and could reduce the long-term growth rate for international trade, leading to decreased demand for leased containers, lower new container prices, decreased market leasing rates and lower used container disposal prices. These impacts could have a material adverse effect on our business, profitability and cash flows.

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

TRITON INTERNATIONAL LIMITED

November 7, 2024	By:	/s/ MICHAEL S. PEARL
Michael S. Pearl
Chief Financial Officer